Form 10-Q
period 2013-09-30
TICKET TO SEE, INC.
filed 2013-11-12
CIK 1569340

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(D) Of The Securities Exchange
    Act Of 1934

                For the quarterly period ended September 30, 2013

[ ] Transition Report Under Section 13 or 15(D) Of The Securities Exchange
    Act Of 1934

             For the transition period from __________ to __________

                        COMMISSION FILE NUMBER 333-187049


                               TICKET TO SEE, INC.
             (Exact name of registrant as specified in its charter)

             NEVADA                                              32-0379665
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                          2620 Regatta Drive, Suite 102
                               Las Vegas, NV 89128
          (Address of principal executive offices, including zip code)

                                 1-888-970-9463
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 5,500,000 shares of common stock as of November 12, 2013.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following consolidated interim unaudited financial statements of Ticket To See, Inc. (the "Company") for the three month period ended September 30, 2013 are included with this Quarterly Report on Form 10-Q:

     (a) Consolidated Balance Sheets as at September 30, 2013 and December 31, 2012.

     (b) Consolidated Statement of Operations and Comprehensive Loss for (i) the three months ended September 30, 2013 and 2012, nine months ended September 30, 2013 and (ii) the cumulative period from inception (June 6, 20012) to September 30, 2013.

     (c) Consolidated Statements of Cash Flows for (i) the nine months ended September 30, 2013, and (ii) the cumulative period from inception (June 6, 2009) to September 30, 2013.

     (d)  Condensed Notes to Financial Statements.

                               TICKET TO SEE INC.
                          (A Development Stage Company)
                                  Balance Sheet
                                   (Unaudited)

                                                                        September 30,       December 31,
                                                                            2013               2012
                                                                          --------           --------
ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents                                               $ 12,483           $ 22,052
                                                                          --------           --------

TOTAL CURRENT ASSETS                                                      $ 12,483           $ 22,052
                                                                          ========           ========
LIABILITIES AND STOCKHOLDERS DEFICIENCY

Current Liabilities
  Note payable - Related party                                            $  1,099           $  1,099
  Accrued liability                                                          3,284              4,000
                                                                          --------           --------

Total current liabilities                                                    4,383              5,099
                                                                          --------           --------
SHAREHOLDERS' EQUITY
  Common Stock - $0.001 par value; 75,000,000 shares authorized;             5,500              5,500
   5,500,000 shares issued and outstanding at
   September 30, 2013 and December 31, 2012
  Additional paid-in-capital                                                16,500             16,500
  Deficit accumulated during development stage                             (13,900)            (5,047)
                                                                          --------           --------

TOTAL STOCKHOLDERS' EQUITY                                                   8,100             16,953
                                                                          --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 12,483           $ 22,052
                                                                          ========           ========


                 See accompanying notes to financial statements

                               TICKET TO SEE INC.
                          (A Development Stage Company)
                             Statement of Operations
                                   (Unaudited)

                                             Three months     Three months     Nine months         Inception
                                                ended            ended            ended        (June 6, 2012) to
                                             September 30,    September 30,    September 30,     September 30,
                                                 2013             2012             2013              2013
                                              ----------       ----------       ----------        ----------
REVENUES                                      $       --       $       --       $       --        $       --

OPERATING EXPENSES
  General & administrative expenses                   98               24              685             1,732
  Professional Fees                                2,250               --            8,169            12,169
                                              ----------       ----------       ----------        ----------
TOTAL OPERATING EXPENSES                           2,348               24            8,853            13,900

(LOSS) BEFORE INCOME TAX EXPENSE                  (2,348)             (24)          (8,853)          (13,900)
                                              ----------       ----------       ----------        ----------

Income tax expense                                    --               --               --                --
                                              ----------       ----------       ----------        ----------

Net (loss)                                    $   (2,348)      $      (24)      $   (8,853)       $  (13,900)
                                              ==========       ==========       ==========        ==========

Basic and diluted net loss per share          $    (0.00)      $       --       $    (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                            5,500,000               --        5,500,000


                 See accompanying notes to financial statements

                               TICKET TO SEE INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                            Nine months          Inception
                                                               ended         (June 6, 2012) to
                                                            September 30,      September 30,
                                                                2013               2013
                                                              --------           --------
Cash Flows from Operatiing Activities:
  Net (Loss)                                                  $ (8,853)          $(13,900)
  Adjustments to reconcile net loss to net
   cash used in operating activities

  Changes in operating assets and liabilities
    Increase (decrease) in accrued liabilities                    (716)             3,284
                                                              --------           --------
NET CASH USED IN OPERATING ACTIVITIES                           (9,569)           (10,616)
                                                              --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                                --             22,000
  Proceeds of loan from related party                               --              1,099
                                                              --------           --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           --             23,099
                                                              --------           --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (9,569)            12,483
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                22,052                 --
                                                              --------           --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 12,483           $ 12,483
                                                              ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
  Interest                                                    $     --           $     --
                                                              ========           ========
  Income Taxes                                                $     --           $     --
                                                              ========           ========


                 See accompanying notes to financial statements

                               TICKET TO SEE INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2013
                                   (unaudited)


NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Ticket To See Inc. (the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. These statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Registration Statement on Form S-1 filed with SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other period. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for December 31, 2012 as reported in the Registration Statement have been omitted.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2. BUSINESS

Ticket To See Inc. ("the Company") was incorporated under the laws of the State of Nevada on June 6, 2012. The Company is in the development stage and it intends to be an online ticket broker.

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, June 6, 2012 through September 30, 2013 the Company has accumulated losses of $13,900.

NOTE 3. GOING CONCERN

The Company's financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, the Company has not generated any revenue to date, has losses and an accumulated deficit. The Company does not currently have any revenue generating operations. These conditions, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

                               TICKET TO SEE INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2013
                                   (unaudited)


In view of these matters, continuation as a going concern is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to, meets its financial requirements, raise additional capital, and the success of its future operations. The financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company not continue as a going concern.

Management plans to fund operations of the Company through the proceeds of their recent offering or private placements of restricted securities or the issuance of stock in lieu of cash for payment of services until such a time as profitable operations are achieved. There are no written agreements in place for such funding or issuance of securities and there can be no assurance that such will be available in the future. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

NOTE 4. NOTE PAYABLE - RELATED PARTY

Mr. Aidan Buckley, our Director and President, paid $1,099 in incorporation and start-up costs for the Company which is being carried as a loan payable. The loan is non-interest bearing, unsecured and due upon demand.

NOTE 5 - INCOME TAXES

As of September 30, 2013, the Company had approximately $13,900 of net operating loss carryforwards ("NOL") for income tax purposes. The NOLs begin to expire in the year 2032. The use of operating loss carryforwards are subject to limitations imposed by the Internal Revenue Code. Management believes that the deferred tax assets as of September 30, 2013 resulting from the NOL's do not satisfy the realization criteria and has recorded a full valuation allowance for the entire deferred tax asset. By recording a valuation allowance for the entire amount of future tax benefits, the Company has not recognized a deferred tax benefit for income taxes in its statements of operations.

NOTE 6. SUBSEQUENT EVENTS

The Company has evaluated events subsequent to September 30, 2013 to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were available to be issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of our report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and predictions. We are a development stage company and have not yet generated or realized any revenues.

BUSINESS OVERVIEW

Ticket To See Inc. was incorporated in the State of Nevada on June 6, 2012. We are a development stage company with a mission to make the buying and selling of advance event tickets easier, more accessible, and cost-effective for clients (venues / artists / promoters) and consumers. We plan to accomplish our mission by providing an online, print-your-own ticketing platform for ticketed events of all kinds, including special events, attractions, and shows / exhibits. Management believes that when consumers utilize our system they will have the ability to easily, reliably, and cost-effectively purchase and print their own tickets using any Internet-connected computer. Tickets will be printed instantly on their home or office printer. When ticket holders arrive at the venue, the unique barcode on the ticket is verified with a scanner. Our business plan is based in part on our ability to negotiate agreements with promoters of special events, attractions, and shows / exhibits. We currently have no agreements and do not anticipate entering into any such agreements until we complete our current offering. We intend to use the net proceeds from the offering to develop our business operations. (See "Business of the Company" and "Use of Proceeds".) We are a development stage company with no revenues or operating history. Our address is 2620 Regatta Drive, Suite 102, Las Vegas, NV 89128. The telephone number is 888-970-9463. While our address is in Nevada, our sole officer and director currently operates our business from Ireland without an office and through the use of phone and email.

We received our initial funding of $22,000 through the sale of common stock to Aidan Buckley, an officer and director who purchased 5,500,000 shares of our common stock at $0.004 per share on October 5, 2012. Our financial statements from inception (June 6, 2012) through September 30, 2013 report no revenues and a net loss of $13,900.

Management estimates our cash balance of $12,483 will allow the company to operate for another 8 months at the current burn rate of $1,500 per month. Our plan of operation will be funded by the $20,000 raised through our current offering, if we are successful in completing the offering. Our independent auditor has issued an audit opinion for Ticket To See which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

There is no current public market for our securities. As our stock is not publicly traded, investors should be aware they probably will be unable to sell their shares and their investment in our securities is not liquid.

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our financial statements included herein. Our operating results for the three months ended September 30, 2013 and 2012 are summarized as follows:

                                                        Three Months Ended
                                                           September 30,
                                                    2013                 2012
                                                  --------             --------
Revenue                                           $     --             $     --
Operating Expenses                                   2,348                   24
                                                  --------             --------
Net Loss                                          $  2,348             $     24
                                                  ========             ========

REVENUES

We have not earned any revenues to date. We are presently in the development stage of our business and we can provide no assurance that we begin earning revenues.

EXPENSES

Our expenses for the three months ended September 30, 2013 and 2012 are outlined in the table below:

                                                        Three Months Ended
                                                           September 30,
                                                    2013                 2012
                                                  --------             --------
Professional Fees                                 $  2,250             $     --
General & Administrative                                98                   24
                                                  --------             --------
TOTAL EXPENSES                                    $  2,348             $     24
                                                  ========             ========

Our expenses for the nine months ended September 30, 2013 are outlined in the table below:

                                                         Nine Months Ended
                                                           September 30,
                                                               2013
                                                             --------

Professional Fees                                            $  8,169
General & Administrative                                          685
                                                             --------
TOTAL EXPENSES                                               $  8,853
                                                             ========

PROFESSIONAL FEES

Professional fees include our accounting and auditing expenses incurred in connection with the preparation of our financial statements and professional fees that we pay to our legal counsel. The increase in our professional fees is associated with our developmental business activity.

We incurred operating losses in the amount of $13,900 from inception on June 6, 2012 through the period ended September 30, 2013. These operating expenses were composed of professional fees and general and administrative expenses.

GOING CONCERN

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive development activities. For these reasons our auditors stated in their report on our audited financial statements that they have substantial doubt we will be able to continue as a going concern.

FINANCINGS AND SHARE ISSUANCE

Our operations to date have been funded by equity investment. All of our equity funding has come from sales of shares to our officer and director.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Management maintains "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission's rules and forms.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended September 30, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1(A) RISK FACTORS

There have been no changes to our risk factors from those disclosed in our Registration Statement on Form S-1.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended September 30, 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

N/A

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number                          Description of Exhibit
------                          ----------------------

31 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101      Interactive data files pursuant to Rule 405 of Regulation S-T

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TICKET TO SEE, INC.


By: /s/ Aidan Buckley
   ---------------------------------
   Aidan Buckley, President,
   Chief Executive Officer and
   Chief Financial Officer Director

Date: November 12, 2013