Form 10-K
period 2013-12-31
TICKET TO SEE, INC.
filed 2014-03-25
CIK 1569340

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2013

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

       For the transition period from ________________ to________________

                        Commission file number 333-187049


                               TICKET TO SEE, INC.
             (Exact name of registrant as specified in its charter)

          Nevada                                                  32-0379665
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

     2620 Regatta Drive, Suite 102
             Las Vegas, NV                                         89128
(Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code: 1-888-970-9463

              Securities registered under Section 12(b) of the Act:

      None                                                  N/A
Title of each class                    Name of each exchange on which registered

              Securities registered under Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of March 19, 2014, the registrant had 7,500,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of March 19, 2014.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). NOT APPLICABLE

                                     PART I

FORWARD LOOKING STATEMENTS.

This annual report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Forward looking statements are made based on management's beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", "TTS" and "Ticket to See" mean Ticket To See, Inc., unless the context clearly requires otherwise.

ITEM 1. BUSINESS

GENERAL

Ticket To See Inc. was incorporated in the State of Nevada on June 6, 2012. We are a development stage company with a mission to make the buying and selling of advance event tickets easier, more accessible, and cost-effective for clients (venues / artists / promoters) and consumers. We plan to accomplish our mission by providing an online, print-your-own ticketing platform for ticketed events of all kinds, including special events, attractions, and shows / exhibits. Management believes that when consumers utilize our system they will have the ability to easily, reliably, and cost-effectively purchase and print their own tickets using any Internet-connected computer. Tickets will be printed instantly on their home or office printer. When ticket holders arrive at the venue, the unique barcode on the ticket is verified with a scanner. Our business plan is based in part on our ability to negotiate agreements with promoters of special events, attractions, and shows / exhibits. We currently have no agreements. We are a development stage company with no revenues and limited operating history. Our address is 2620 Regatta Drive, Suite 102, Las Vegas, NV 89128. The telephone number is 888-970-9463. While our address is in Nevada, our sole officer and director currently operates our business from Ireland without an office and through the use of phone and email.

We received our initial funding of $22,000 through the sale of common stock to Aidan Buckley, an officer and director who purchased 5,500,000 shares of our common stock at $0.004 per share on October 5, 2012. During rhe year ended December 31, 2013 we issued 2,000,000 shares of common stock to 27 independent investors pursuant to a Registration Statement on Form S-1 for proceeds of $20,000. Our financial statements from inception (June 6, 2012) through the year ended December 31, 2013 report no revenues and a net loss of $30,674. Management estimates our cash balance will allow the company to operate for another 10 months at the current burn rate of $1,500 per month. Our plan of operation as outlined later in this annual report will be funded by the $20,000 raised through our recent offering. Our independent auditor has issued an audit opinion for Ticket To See which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

At the present time, we are classified as a "shell company" under Rule 405 of the Securities Act Rule 12b-2 of the Exchange Act. As such, all restricted securities presently held by the affiliates of our company may not be resold in reliance on Rule 144 until: (1) we file Form 10 information with the SEC when we cease to be a "shell company"; (2) we have filed all reports as required by
Section 13 and 15(d) of the Securities Act for twelve consecutive months; and
(3) one year has elapsed from the time we file the current Form 10 type information with the SEC reflecting our status as an entity that is not a shell company.

Our auditors have issued a going concern opinion because of the Company's recurring losses, negative working capital, stockholder's deficit and the absence of revenue-generating operations. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. As such we may have to cease operations and investors could lose their entire investment.

OUR CURRENT BUSINESS

EXECUTIVE SUMMARY

Ticket To See Inc. ("TICKET TO SEE" or the "COMPANY") is a development stage company with a mission to make the buying and selling of advance event tickets easier, more accessible, and cost-effective for clients (venues / artists / promoters) and consumers. Ticket To See was incorporated in Nevada on June 6, 2012. At that time Aidan Buckley was appointed CEO, President, Secretary, CFO, Treasurer and Director. The Board voted to seek capital and begin development of our business plan. We received our initial funding of $22,000 through the sale of common stock to Aidan Buckley who purchased 5,500,000 shares of our Common Stock at $0.004 per share on October 5, 2012.

PRINCIPAL PRODUCTS OR SERVICES AND THEIR MARKETS

Ticket To See is in its development stage. The following discussion should be read with the knowledge that our services are anticipatory and there is no guarantee that our plans will ever come to fruition.

Ticket To See plans to accomplish its mission by providing an online, print-your-own ticketing platform for ticketed events of all kinds, including special events, attractions, and shows / exhibits. Consumers will have the ability to easily, reliably, and cost-effectively purchase and print their own tickets using any Internet-connected computer. Tickets will be printed instantly on their home or office printer. When ticket holders arrive at the venue, the unique barcode on the ticket is verified with a scanner. Additional details of the Ticket To See solution are given in "The Ticket To See System").

The following chart represents what Management believes to be the anticipated advantages of our planned system both as a stand-alone and in competition with other software offering of our competitors:

        Anticipated Advantages of Ticket To See Online Ticketing Platform

             Buyers                                         Sellers
             ------                                         -------
*    Convenience-time, avoid box             *    Opportunity to increase
     office lineup.                               attendance and sales.
*    Access to discounts and                 *    Increased revenue from cross
     special promotions                           marketing and advertising.
*    Entertainment                           *    Lower costs.
                                             *    Efficient marketing and
                                                  distribution costs.
                                             *    Ability to maximize prices.
                                             *    Access to customer data.

As is the industry standard, Ticket To See will earn revenues from "convenience charges". Whereas the "traditional" online services (i.e. ticketmaster, tickets.com, ticketweb.com, etc.) offer a full suite of integrated box office services and have significant up front implementation costs and charge high fees to consumers, Ticket To See will focus on providing simple online ticket sales service that have little if any implementation costs associated with them, are very easy to use, and have a low fee structure stemming from its fully automated, online structure, meaning the backend system structure will be fully automated allowing users can find events, select tickets, pay for tickets and print in one sitting with no waiting.

Traditional on line services charge anywhere from 20-40% for what is called "order processing fees" and if you do not wish to have your tickets expedited to you, you are charged a printing fee, or "convenience charge." Tickets To See plans to develop an automated ticket selecting system and print-your-own ticketing platform which will be fees from 2-10% eliminating the large fees the traditional services impose.

The principal competitive advantages of Ticket To See and its value proposition relates to ease of implementation and use as well as cost-effectiveness. Management believes that these set of features, taken together, will appeal to a broad range and number of potential clients that: (1) do not currently have an online ticketing ability (i.e. due to cost or unavailability), (2) find that they do not require a full feature set, or (3) are now paying higher fees than they would like.

After investigating the market, primarily via phone calls and networking with private individuals in the industry and online research (http://www.prweb.com/ releases/2012/1/prweb9148632.htm), management has concluded that: (1) ecommerce continues to gain ground in the marketplace and its share of total retail sales continues to increase, (2) online ticketing also continues to gain ground and is now a multi-billion dollar business, (3) dissatisfaction with the high fees of established providers, and (4) the growing online market, combined with non-traditional customer service, constantly changing demographically selected audiences creates opportunities for those that focus on offering highly targeted products and services, matching buyers and sellers instantly and efficiently - and creating more value to consumers. Ticket To See has designed its service offering with these factors in mind - a focus on value in an underserved, overpriced market. Management beliefs about the online ticketing market are based on a limited amount of industry research and if such beliefs prove to be untrue, the company may not be in a position to capture the market opportunity or implement the business plan as contemplated.

In the beginning, because we are in development stage, we believe we will be able to operate with an advantage over our competition because we will be operating on a much smaller scale than our competitors we plan to work more closely with our clients and respond to user needs much faster, more efficiently and with better care than our much larger competitors. As we grow we plan to keep this same approach, however there is no guarantee we will be successful in doing so.

After funding, Ticket To See plans to implement a range of marketing programs to reach both targeted clients and consumers, including:

     *    Website development.
     * Developing lists of potential clients, critical marketing materials, and direct marketing strategies.
     *    Development of search strategies.
     *    Forming relationships with ticket brokers.
     * Pursuing co-marketing arrangements, cross linking programs, test marketing of affiliate programs, and exploring placing the site on online shopping directories.
     *    Pursuing public relations activities.

As the Ticket To See site becomes established, additional revenue streams may be created in addition to convenience fees, including advertising, fees for premium placement, and commissions from related / ancillary products and services provided by others.

Management will commence development work on the website, marketing activities, and other business operations as financing becomes available, expected to be in mid to late 2013.

Since the inception of the Ticket To See, Management has worked toward the creation and implementation of its business strategy, including:

     * Sourcing an appropriate company with which to operate the Ticket To See business.
     *    Reserving the domain name www.Ticket To See.com.
     *    Held discussions with one or more proven website development firms.
     * Conducted extensive research into the business of Ticket To See and written the Ticket To See business plan.
     *    Developed a company logo and promotional products.

Ticket To See will commence operations in a phased manner, including:

PHASE I. Design and construction of the website, establishing merchant relationships with Paypal and credit card companies, along with developing lists of potential customers, and detailing specific marketing tools and plans. The budget for phase one is estimated at $5,000 - $10,000.

PHASE II. Devoted to instituting an aggressive marketing effort, as described. Ticket To See President, Aidan Buckley, will spearhead this effort. Expenses related to phase two are estimated at $5,000 - $10,000.

PHASE III. Dependent on the success of phase II (i.e. revenue being produced), this may involve hiring one or more additional staff to handle increased demands, site monitoring, data entry, and customer support. Depending on availability of funds and the opportunities perceived as being available to Ticket To See, the Company may hire additional marketing personnel to access additional sales and distribution channels.

Management believes that market dynamics are highly favorable for the success of the Ticket To See concept.

The plan to find venues / artists / promoters is by networking with professionals in the industry, online and verbal word of mouth, and marketing. Critical marketing materials will be designed by a professional specialist for online based marketing. These materials will range from, social media, SEO searches, online banner ads, advertisements on search engines and various music, sporting, concert websites that allow advertising. Direct marketing strategies will be selected on per campaign geared toward specific age groups, sex, interests of the audience.

Mr. Buckley does not have any direct contacts with clients but it is management's belief that he is capable of networking and developing new relationships as needed. Mr. Buckley believe his education in advance computer related training and work experience in supervising and managerial positions as well as his current role since 2009 at Foodequip Technology as Operational Marketing Manager will be an asset to his marketing efforts for Tickets to See.

DISTRIBUTION METHODS OF THE PRODUCTS OR SERVICES

The process for clients and consumers will be simple.

     1. Clients will have a website for their venue or upcoming event (Ticket To See can arrange for this if required).
     2. Ticket To See obtains a profile of the event(s), tour, venue or team and have live access to the client box office database.
     3. A link ("ticket info" or "ticketing" or "buy tickets" button) will be placed on the client website.
     4. Consumers logging on to the website will be redirected to the Ticket To See website containing ticketing information specific to the event (i.e. "buy tickets" button).
     5. The purchase will be completed using credit or debit card, or other services such as Paypal. Any special promotional codes can be entered for discounts. Various demographic information may be gathered at this time and entered into a database system for later use in any number of marketing campaigns (i.e. an opt in email program could be instituted
          - notify me of upcoming events and special offers, etc.).
     6. The client database will be updated and net funds remitted to the client account.

     7. Consumers will be emailed a confirmation email and shortly thereafter the bar coded ticket, which can then be printed at home or office and simply bring them to the event.

Given accelerating current market trends toward increasing use of sites dedicated to secondary tickets (re-sales), Management intends to incorporate this added functionality into its Internet offering following the launch of the initial website.

There is no software for clients to buy and install, no special hardware required and no updates to worry about. Every client will require either a long term, short term or one time based agreement. We will have a specifically created and negotiated agreement for each client. From the time Ticket To See enters into an agreement with a client until the time the system is fully functional and capable of selling tickets we will advise clients that until our system is operational we won't be able to proceed with the contract and payments for service will not be required until this day.

The venue will be able to manage the availability of individual seats and therefore remain in full control of their inventory at all times. Venues will be able to create seating plans and sell individual seats to customers based on a best-seat algorithm.

Clients will be able to change online allocations at will, adding or removing events or performances or tickets to or from sale. In addition, pricing can be changed for events over time too, allowing customers to manage demand in a price sensitive environment.

Ticket To See clients will have the capability to create reports based on information provided by the online system. Specific information desired by clients may be incorporated into any particular event or venue website.

Customers can be shown a dynamic image of the seating area showing them where their allocated seats are located, and will have an easy, reliable, lowest cost purchasing experience and will be in the hands of the purchaser instantly; reducing ticket lines and staffing needs as visitors arrive with their secure, bar-coded tickets for quick scanning and easy entry.

Should customers wish to transfer their tickets, they will be able to do so online.

It is envisioned that Ticket To See may also offer a PRIVATE LABEL system, operated by the venue / promoter. This will be delivered via an ASP MODEL, allowing venues or event promoters of any size to log in over the Internet and, using just a web browser, perform the full range of box-office operations - put events on sale, track progress and generate reports.

In order to implement our system initially we will need to establish the website by finding a suitable web master for back end development and design, set up merchant accounts at visa, paypal, ebay, master card and other available online merchants, purchase or lease barcode label printing software such as TFORMer Designer.

FOR THE CLIENT.

     *    No additional technical skills necessary.
     *    Custom-branded.
     *    Advertising space available.
     *    Merchandising opportunities.
     * Creates ability to sell additional tickets and reach more impulse buyers with the convenience and security offered with the system.
     * Maximize concessions planning and sales with 24X7 pre-event sales data (particularly for clients with no system currently).
     * Better security - today's paper tickets have tremendous risk of theft, loss, counterfeiting and are simply expensive to manufacture and distribute.
     * Overcomes problems associated with patrons have also been frustrated by an inability to purchase tickets because of busy telephones

     *    Pay less for preprinted tickets and ticket stock.
     *    Less staffing, minimal training, uncomplicated installation.
     *    Decrease ticket distribution costs (mailing, overnight, etc).
     *    Eliminate admission errors
     *    Lower event costs.
     *    Increases database possibilities.
     *    Ease of accessing reporting information.
     * Full integration with industry-standard scanners, turnstiles and access control devices.

FOR THE RETAIL CUSTOMER

     *    Lower costs.
     * Easy and convenient to purchase - buy and print tickets securely...anytime, anywhere...24 X 7.
     * No waiting on phone lines, the mail, overnight shipping, or in "will-call" lines at ticket windows
     * Lost tickets can simply be reprinted by the purchaser (no need to deal with box office).
     *    Secure, encrypted barcode

LOWER COST STRUCTURE PARAMOUNT

Ticket To See will provide a simple, easily implemented, powerful system - no call centers, kiosks, or extensive installations of "legacy" systems. There will be an emphasis on ease of implementation and operation, virtually no upfront capital costs - it will be a totally online, automated system that can be referenced, administered, and easily changed by the client - the intent is to capture the "real" value in the ticketing transaction at the lowest possible cost. Ticket To See believes that this will appeal to a number of prospective clients.

PRICING

The Ticket To See website will generate fees from "convenience" service charges, as is the industry standard. With the large national ticketing companies such as Ticketmaster charge anywhere from 10% - 20% of the ticket price as a convenience / service change, Ticket To See has a measure of flexibility with respect to pricing, and the Company will price its service fees below competitors levels. We anticipate this to be a material portion of our revenue.

Payment will be through Paypal, major credit cards, and debit card. We currently have no agreements in place with Paypal or major credit or debit card companies.

PRIVATE LABELED TICKETING will be priced based on the level of service required and the volume of tickets sold.

TARGET MARKETS

Management believes there is a large number of potential customers that may desire to use an online, print at home ticket system.

      Client Types - Venues                       Client Types - Event Related
      ---------------------                       ----------------------------
*    Live Music Concerts, Bars,           *    Artists
     Arenas, Amphitheaters                *    Promoters
*    Stadiums                             *    Sports Teams (pro / amateur /
*    Theaters, Performance Halls,              youth).
     or Reserved Seating Events           *    Symphonies & ballet companies
*    Amusement Parks, Waterparks,         *    Arts councils
     Attractions or Ski Areas             *    Churches
*    Air shows, Boat Shows, Car Shows     *    Radio Station
*    Festivals, Fairs, Concerts,
     or Special Events
*    Radio Station Events
*    Rodeo venues

POTENTIAL FOR LOW COST VALUE-ADDED SERVICES

CUSTOMER RELATIONSHIP MANAGEMENT (CRM). Ticket To See will provide data that can be integrated into simple, standard customer relationship models to help build the client's business from the first time a customer visits online through the purchase process to planning and executing online marketing campaigns. These capabilities enable clients to build cost effective relationships with customers online. Ticket To See data can be used to develop every aspect of CRM, and to introduce the concept in a user-friendly format for both staff and customers alike. What is more, this tool set comes as an integral part of the system and when using it's in built email capabilities, is practically free to operate.

PROMOTIONS. Promotional campaigns can be created in Ticket To See and used in collaboration with marketing activities, either web-based or more traditional. A promotional code can be defined in Ticket To See and could be published in a newspaper or automatically contained within a URL and sent in an e-Marketing email message to previous customers.

MERCHANDISING. Merchandise may be sold through Ticket To See. The merchandise can be simple, such as a program for an event or complex such as an item of clothing. The merchandise can be added into a group of "Related Items" that will enable it to be promoted at the point of purchase when any of the other items in the same group are added to the shopping basket.

All emails include an automatic opt-out link. If the contact originates from Ticket To See, then this is applied automatically. If the contact came from an external list, then the opt-out request is returned to the vendor for action.

These programs would not expensive to implement.

STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCT OR SERVICE

We currently have no active product or service publicly announced.

OVERVIEW OF THE ONLINE TICKETING INDUSTRY

Ticketing is an industry that has experienced very little innovation over many years, but is now evolving into a business that increasingly emphasizes improving the experience for the two most important parties involved in ticketing for any entertainment and sporting event - patrons and the providers of the entertainment.

According to IBISWorld Market Research (http://www.prweb.com/releases/2012/1/ prweb9148632.htm), the Online Event Ticket Sales industry has reacted to the ebb and flow of the US economy. Consumer sentiment and per capita disposable income levels have determined consumers' ability and willingness to attend events. When consumer confidence crashed in 2008, industry revenue declined 9.4%. Similarly, when personal disposable incomes fell in 2009 (for the first time since 1991), industry sales dropped 8.9%. According to IBISWorld industry analyst Nikoleta Panteva, these substantial drops have caused industry revenue to decline at an average annual rate of 2.5% over the five years to 2012. Nevertheless, the number of internet transactions has underpinned online ticket sales growth over the long term and will continue to drive the industry.

The growing popularity of the internet has boded well for the size and profitability of the Online Event Ticket Sales industry. Over the five years to 2012, IBISWorld estimates that 22 new ticketing websites entered the market, totaling 265 currently. While many of the existing participants are expanding their product and service offerings and extending their reach, new entrants are catering to niche audiences and clients. As the economy slowly rebounds and consumers start to loosen their purse strings over the five years to 2017, demand for event tickets purchased online will return as well. Spending power is expected to drive industry revenue and industry players are anticipated to increasingly add customization and personalization to their products and services, targeting fans' specific tastes and locations. IBISWorld forecasts that sales per website will increase as a result of these efforts.

COMPETITION, COMPETITIVE POSITION IN THE INDUSTRY AND METHODS OF COMPETITION

Management does not feel that there are any barriers to entry for the company into the industry, however; the market position of more experienced companies with greater financial resources may make it difficult for us to establish our business within the industry.

There are now a variety of competitors emerging in the online ticketing sector.

     1. Integrated, venue management software systems such as TICKETMASTER.COM, TICKETS.COM, Arts Management Systems (artsman.com), and Front Gate Tickets (FRONTGATESOLUTIONS.COM) (there are several others). These can be complete Internet-based ticketing solutions including box office / seat tracking, telephone (call center) / Internet / kiosk ticket sales, mailing, printing, tracking of reports of lost or stolen tickets, subscriptions, web presence, marketing, database management, patron preference tracking, and detailed sales and financial reporting. These systems are national in scope and usually involve significant set up fees (i.e. up to $100,000) and can be relatively expensive to operate, and charge very significant fees to consumers (i.e. 20+ %).

     2.   There are a variety of other types of firms including:
          * companies that compete directly with these integrated companies by selling stand-alone automated ticketing systems to enable facilities to do their own ticketing (i.e. dedicated to private labeling - TICKETWEB.COM).
          * those that choose to self-distribute with or without the assistance of the numerous companies that support self-distribution.
          * regional and local ticketing service companies and entertainment organizations with various ticketing distribution capabilities.

     3. As an alternative to purchasing tickets through Ticketmaster, ticket purchasers generally may purchase tickets from the facility's box office at which an event will be held or by season, subscription or group sales directly from the venue or promoter of the event. As noted by Ticketmaster, "not all facilities, promoters and other potential clients use the services of an automated ticketing company, choosing instead to distribute their tickets through their own internal box offices or other distribution channels."

          There is increased competition to Ticketmaster and others from their own clients and aggregations of their clients, such as major league sports leagues, which increasingly have the capability to fulfill ticketing distribution and management functions through their own systems.

     4. Ticket brokers and eBay. As noted earlier, there is a very large secondary market for tickets. Ticket brokers typically purchase tickets from season ticket holders, conventional public sales, and from soliciting through advertising. In turn, they will resell to the public. A simple search for "tickets" or various events and venues will result in numerous sites for ticket brokers.

Ticket To See believes there is a market for its service, given that many organizations want to offer on-line ticketing but in the past have not found a service that was BOTH customer friendly (i.e. simple & effective) AND cost efficient. Management believes that Ticket To See will provide a combination of features and benefits that, taken together, will appeal to a variety of organizations that:

     *    Are unhappy with the costs associated with an existing solution,
     * Find that they do not require the full (and more costly) feature set provided by 3rd parties, and
     * Will appeal to a variety and number of organizations that do not currently have an online ticketing system (i.e. for cost and other reasons).

Ticket To See intends to institute a system that is the easy and simple at a competitive price point.

The underlying premise of Ticket To See is that there are a variety of opportunities in the marketplace for new entrants.

     * For those that would consider substituting a fully functional, leaner system that costs less (i.e. tired of expensive systems and wishing to bring the solution in house to inexpensive Windows operating environments).
     * New clients that do not have systems in place now (i.e. could not afford or need the full functionality of integrated systems but could benefit from an online ticketing system).

SOURCES AND AVAILABILITY OF RAW MATERIALS AND THE NAMES OF PRINCIPAL SUPPLIERS

In addition to providing a technology solution to clients of all types, Ticket To See plans to provide marketing assistance to clients to drive traffic to their website and increase ticket sales. This will be accomplished through implementing a range of marketing techniques, as follows:

     * First and foremost, Ticket To See will develop its internet web-site and develop extensive lists of potential clients, along with development of email and other direct marketing campaigns to prospective clients.
     * Instituting a wide range of state of the art "SEARCH" STRATEGIES (i.e. keyword-based advertising, now offered by many of the major search engines and Web directories). If "paid for" internet advertising is advisable, Ticket To See will work within the client's budget to optimize anticipated results.
     * Establishing RELATIONSHIPS WITH TICKET BROKERS - to sell tickets and access their own distribution networks.
     * Creating EMAIL LISTS AND PROMOTIONS ("permission marketing") on consumers to promote future events and venues (i.e. collecting demographic and other information that furthers the interests of both the consumer - news and discounts - as well as the client - more revenue).
     *    Establishing a series of BRANDED WEBSITES.
     * Pursuing a range of CO-MARKETING and other arrangements with aggregators of tickets that drive traffic in mutually beneficial ways.
     * Working within client budgets, Ticket To See intends to TEST MARKET AFFILIATE PROGRAMS (i.e. pay-for-sale or pay-per-click) with web sites that may generate significant business.
     * With our anticipated partner sites, Ticket To See intends to set up CROSS LINKS to increase traffic and enhance search engine positioning. We do not currently have any partner sites.
     * Depending on funding and cost, Ticket To See may explore placing its' site on one or more ONLINE SHOPPING DIRECTORIES. Most of the major search engines and Web directories have shopping areas on their Web sites that showcase selected merchants and that list hundreds of merchants by product category. It has been shown that many Internet users use one of these shopping directories when looking for online merchants to buy from, and that it can be a good way to obtain exposure for a particular online store.
     * Pursuing a variety of PUBLIC RELATIONS activities, including media articles.

To date, Ticket To See has reserved its domain name, which is well suited as a part of our branding strategy. Ticket To See will closely monitor activity on the website using a variety of techniques to improve the site.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

We do not currently have any customers. However; we feel that, because of the potential wide base of customers, there will be no problem with dependence on one or few major customers if we are able to implement our business plan.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS

The Company presently has no patents pertaining to the Ticket To See system. Although the Company may in the future file for patent protection on products developed or to be developed by it, there can be no assurance that any patents will be issued or, if issued, that such patents will provide the Company with meaningful protection. Further, the technology used by the Company in the future is likely to be within the state-of-the-art and may not be more advanced than the technology used by or available to certain of its potential competitors. The Company may be unable to prevent its competitors and others from incorporating features of the Company's products and services into their own offerings. Any litigation or adverse proceeding resulting from patent or trademark infringement could result in substantial costs and diversion of resources and could seriously harm our business operations and/or results of operations.

NEED FOR ANY GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES

The Company will be subject to numerous state and local licensing laws and laws that require the disclosure of specified information to ticket purchasers, however the Company is not aware of any government approval required for our principal products or services.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATION, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON THE BUSINESS

The Company will be subject to numerous state and local licensing laws and laws that require the disclosure of specified information to ticket purchasers.

In addition, increasing concern over consumer privacy has led to the introduction from time to time of proposed legislation which could impact the direct marketing and market research industries. The Company does not know when or whether any such proposed legislation may pass or whether any such legislation would relate to the types of services currently provided by the Company or which the Company intends to develop. Accordingly, the Company cannot predict the effect, if any, that any such future regulation may have on its business.

RESEARCH AND DEVELOPMENT ACTIVITIES DURING THE LAST TWO YEARS

We have not expended funds for research and development costs since inception.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

We do not anticipate any costs or effects of compliance with environmental laws.

NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL TIME EMPLOYEES

We currently have one employee, our executive officer, Aidan Buckley. He devotes approximately 15% of his time, or 8 hours per week, to our business and currently is responsible for our general strategy, fund raising and customer relations. We will hire additional staff if we generate enough revenue to support the expense. The number of additional staff will depend upon our growth.

ITEM 1A. RISK FACTORS

Our common shares are considered speculative. Prospective investors should consider carefully the risk factors set out below.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this annual report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock, when and if we trade at a later date, could decline due to any of these risks, and you may lose all or part of your investment.

WE ARE A DEVELOPMENT STAGE COMPANY AND HAVE A LIMITED OPERATING HISTORY. AN INVESTMENT IN THE SHARES OFFERED HEREIN IS HIGHLY RISKY AND COULD RESULT IN A COMPLETE LOSS OF YOUR INVESTMENT IF WE ARE UNSUCCESSFUL IN OUR BUSINESS PLAN.

Ticket To See was incorporated on June 6, 2012 and we have not yet commenced our business operations. Until we are actually in the marketplace for a demonstrable period of time, it is impossible to determine if our business strategy will be viable or successful. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of our shares.

BECAUSE OUR AUDITORS HAVE ISSUED A GOING CONCERN OPINION, THERE IS A SUBSTANTIAL UNCERTAINTY THAT WE WILL CONTINUE OPERATIONS IN WHICH CASE YOU COULD LOSE YOUR INVESTMENT.

Our auditors have issued a going concern opinion because of the Company's losses, limited working capital and the absence of any current revenue-generating operations. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such we may have to cease operations and you could lose your entire investment.

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO EVALUATE OUR FUTURE PROSPECTS AND RESULTS OF OPERATION.

We recently commenced operations and have a limited operating history. Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by development stage companies in evolving industries. Some of these risks and uncertainties relate to our ability to:

     1.   Establish and maintain our market position;
     2.   Respond to competitive market conditions;
     3.   Increase awareness of our brand;
     4.   Respond to changes in our regulatory environment;
     5.   Maintain effective control of our costs and expenses;
     6.   Raise sufficient capital to sustain and expand our business; and
     7.   Attract, retain and motivate qualified personnel.

If we are unsuccessful in addressing any of these risks and uncertainties, our business may be materially and adversely affected.

WE CANNOT PREDICT WHEN OR IF WE WILL PRODUCE REVENUES, WHICH COULD RESULT IN A TOTAL LOSS OF YOUR INVESTMENT IF WE ARE UNSUCCESSFUL IN OUR BUSINESS PLANS.

We have not yet implemented our business plan or offered our services. Therefore, we have not yet generated any revenues from operations. There can be no assurance that we will generate revenues or that revenues will be sufficient to maintain our business. As a result, you could lose all of your investment if we are not successful in our proposed business plans.

OUR BUSINESS WILL BE DEPENDENT ON OUR ABILITY TO SECURE AGREEMENTS WITH PROMOTERS AND VENUES TO PROVIDE TICKETS TO CONSUMERS. IF WE ARE UNABLE TO SECURE SUCH AGREEMENTS OUR BUSINESS WILL BE ADVERSELY AFFECTED.

If we are unable to secure agreements with the promoters or venues, we may not be able to execute our business plan. We have no agreements of any kind at this time. If we are unable to secure and retain these agreements our business, financial condition and/or results of operations could be materially and adversely affected. We also cannot provide assurances that if we are able to establish such agreements that we will be able to maintain these agreements, on acceptable terms, if at all, and the failure to do so could have a material adverse effect on its business, financial condition and results of operations.

Another important component of our success will be the ability to establish and maintain relationships with service providers, including providers of credit card processing, internet services, as well as advertisers, among other parties. Any inability to establish these relationships or adverse changes in these relationships, including the inability of these parties to fulfill their obligations to us for any reason, could adversely affect our business.

OUR SUCCESS DEPENDS, IN SIGNIFICANT PART, ON ENTERTAINMENT, SPORTING AND LEISURE EVENTS AND ANY FACTORS THAT MAY HAVE AN ADVERSE AFFECT ON SUCH EVENTS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR PROPOSED BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our plan is to sell tickets to live entertainment and leisure events at arenas, stadiums, theaters and other facilities. Accordingly, our business, financial condition and results of operations will be directly affected by the popularity, frequency and location of such events. Ticket sales are sensitive to fluctuations in the number and pricing of entertainment and leisure events and activities offered by promoters, facilities, and adverse trends in the entertainment and leisure event industries could adversely affect our business. In addition, general economic conditions, consumer trends, work stoppages, natural disasters and terrorism could have a material adverse effect on our business. Entertainment-related expenditures are particularly sensitive to business and personal discretionary spending levels, which tend to decline during general economic downturns. A protracted global recession could have a significant negative impact on our business, financial condition and results of operations could be negatively impacted.

THE TICKETING INDUSTRY IS HIGHLY COMPETITIVE, WHICH COULD ADVERSELY AFFECT THE COMPANY'S FINANCIAL PERFORMANCE.

The ticketing industry is highly competitive. We will face significant competition from established national, regional and local primary ticketing service providers as well as self-ticketing systems through facility box offices and season, subscription or group sales. We will also face competition in the resale of tickets from online auction websites and resale marketplaces and from other ticket resellers with online distribution capabilities. There can be no assurance that if we are able to establish our business that will be able to compete successfully in the future with existing or potential competitors or that competition will not have an adverse effect on its business and financial condition.

WE MAY NOT BE ABLE TO ADAPT OUR BUSINESS QUICKLY ENOUGH TO CHANGING CUSTOMER REQUIREMENTS AND INDUSTRY STANDARDS.

The e-commerce industry is characterized by evolving industry standards, frequent new service and product introductions and enhancements and changing customer demands. We may not be able to adapt quickly enough and/or in a cost-effective manner to changes in industry standards and customer requirements and preferences, and any failure to do so could adversely affect our business. In addition, the continued widespread adoption of new Internet or telecommunications technologies and devices or other technological changes could require us to modify or adapt our respective services or infrastructures. We may be unable to devote financial resources to new technologies and systems in the future. Any failure on our part to modify or adapt those respective services or infrastructures in response to these trends could render our website and services obsolete, which could adversely affect our business.

ANY FAILURE TO COMPLY WITH EXISTING LAWS, RULES AND REGULATIONS AS WELL AS CHANGING LAWS, RULES AND REGULATIONS AND OTHER LEGAL UNCERTAINTIES, COULD ADVERSELY AFFECT OUR BUSINESS.

Our proposed business is to sell tickets and provide related services to consumers online. We will be subject to a wide variety of statutes, rules, regulations, policies and procedures in various jurisdictions in the United States, which are subject to change at any time. For example, those laws, rules and regulations applicable to providers of primary ticketing and ticket resale services, which in some cases regulate the amount of transaction and other fees that they may be charged in connection with primary ticketing sales and/or the ticket prices that may be charged in the case of ticket resale services. New legislation of this nature is introduced from time to time in various (and is pending in certain) jurisdictions in which we plan to sell tickets and provide services. Our failure to comply with these laws and regulations could result in fines and/or proceedings against us by governmental agencies and/or consumers, which if material, could adversely affect our business and results of operations. In addition, the promulgation of new laws, rules and regulations that restrict or otherwise unfavorably impact the ability or manner in which we may provide ticket services may require us to change certain aspects of our business to ensure compliance, which could decrease demand for services, reduce revenues, increase costs and/or subject us to additional liabilities.

FAILURE OF THIRD-PARTY SYSTEMS OR THIRD-PARTY SERVICE AND SOFTWARE PROVIDERS UPON WHICH WE RELY COULD ADVERSELY AFFECT OUR BUSINESS.

We will rely on certain third-party computer systems or third-party service and software providers, including data centers, technology platforms, back-office systems, Internet service providers and communications facilities. Any interruption in these third-party services, or deterioration in their performance or quality, could adversely affect our business. If our arrangement with any third party is terminated, we may not be able to find alternative systems or service providers on a timely basis or on commercially reasonable terms. This could have a material adverse effect on our business, financial condition, results of operations and cash flows. We cannot guarantee that our website will operate without interruption or error. We are bound only by a best efforts obligation as regards the operation and continuity of service. Although we are not be liable for the alteration or fraudulent access to data and/or accidental transmission through viruses or other harmful conduct in connection with the use of our website, disruption of our online service would adversely affect our business, financial conditions, results of operations and cash flows.

WE MAY NEED TO OBTAIN ADDITIONAL FINANCING IF WE FAIL TO GENERATE REVENUE IN THE ANTICIPATED TIMEFRAME. IF WE DO NOT OBTAIN SUCH FINANCING, WE MAY HAVE TO REDUCE OR CEASE OUR ACTIVITIES AND INVESTORS COULD LOSE THEIR ENTIRE INVESTMENT.

Our 12-month business plan will be funded by the $20,000 raised in our recent offering. There is no assurance that we will operate profitably or generate positive cash flow in the future. We may require additional financing to sustain our business operations if we are not successful in receiving revenues at the levels we anticipate. We currently do not have any arrangements for further financing and we may not be able to obtain financing on commercially reasonable terms or terms that are acceptable to us when it is required. Because of the worldwide economic downturn or because of other reasons, we may not be able to raise any additional funds that we require on favorable terms, if any. The failure to obtain necessary financing, if needed, may impair our ability to continue in business.

YOU MAY SUFFER SIGNIFICANT DILUTION IF WE RAISE ADDITIONAL CAPITAL

If we raise additional capital, we expect it will be necessary for us to issue additional equity or convertible debt securities. If we issue equity or convertible debt securities, the price at which we offer such securities may not bear any relationship to our value, the net tangible book value per share may decrease, the percentage ownership of our current stockholders would be diluted, and any equity securities we issue in such offering or upon conversion of convertible debt securities issued in such offering, may have rights, preferences or privileges with respect to liquidation, dividends, redemption, voting and other matters that are senior to or more advantageous than our common stock.

IF WE OBTAIN DEBT FINANCING, WE WILL FACE RISKS ASSOCIATED WITH FINANCING OUR OPERATIONS.

If we obtain debt financing, we will be subject to the normal risks associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest, and the risk that we will not be able to renew, repay, or refinance our debt when it matures or that the terms of any renewal or refinancing will not be as favorable as the existing terms of that debt. If we enter into secured lending facilities and are unable to pay our obligations to our secured lenders, they could proceed against any or all of the collateral securing our indebtedness to them.

OUR SUCCESS IS DEPENDENT ON A LIMITED NUMBER OF KEY EXECUTIVES.

The success of our business strategy and our ability to operate profitably depends on the continued employment of our senior management team. The loss of the services of one or more of these key executives could have a material adverse effect on our business, financial condition and/or results of operations. There can be no assurance that we will be able to retain our existing senior management, attract additional qualified executives or adequately fill new senior management positions or vacancies created by expansion or turnover. We do not have employment agreements with certain members of our senior management team and we do not maintain key-person life insurance policies on their lives. The loss of any of our senior management or key personnel could seriously harm our business.

MR. BUCKLEY, THE SOLE OFFICER AND DIRECTOR OF THE COMPANY, CURRENTLY DEVOTES APPROXIMATELY 8 HOURS PER WEEK TO COMPANY MATTERS. THE COMPANY'S NEEDS COULD EXCEED THE AMOUNT OF TIME OR LEVEL OF HE MAY HAVE AS HE CURRENTLY HAS ANOTHER FULLTIME JOB. THIS COULD RESULT IN A CONFLICT OF INTEREST AND HIS INABILITY TO PROPERLY MANAGE COMPANY AFFAIRS, RESULTING IN OUR REMAINING A START-UP COMPANY.

We have not formulated a plan to resolve any possible conflict of interest with Mr. Buckley's other business activities. In the event he is unable to fulfill any aspect of his duties to the Company or we are required to search for a replacement for Mr. Buckley we may experience a shortfall or complete lack of sales resulting in little or no profits and eventual closure of our business.

OUR MANAGEMENT HAS NO EXPERIENCE IN A PUBLIC COMPANY SETTING. HIS DECISIONS AND CHOICES MAY NOT TAKE INTO ACCOUNT STANDARD OPERATING PROCEDURES REQUIRED FOR A PUBLIC COMPANY. AS A RESULT, WE MAY HAVE TO SUSPEND OR CEASE ACTIVITIES WHICH WILL RESULT IN THE LOSS OF YOUR INVESTMENT.

Mr. Buckley, our sole officer and director, has no experience as the principal executive officer or principal financial officer of a public company. Consequently our activities, earnings and ultimate success could suffer irreparable harm due to management's lack of experience. As a result we may have to suspend or cease activities which will result in the loss of your investment.

WE ARE AN "EMERGING GROWTH COMPANY" UNDER THE JOBS ACT OF 2012, AND WE CANNOT BE CERTAIN IF THE REDUCED DISCLOSURE REQUIREMENTS APPLICABLE TO EMERGING GROWTH COMPANIES WILL MAKE OUR COMMON STOCK LESS ATTRACTIVE TO INVESTORS.

We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012 ("JOBS Act"), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We will remain an "emerging growth company" for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any December 31.

BECAUSE WE HAVE ELECTED TO USE THE EXTENDED TRANSITION PERIOD FOR COMPLYING WITH NEW OR REVISED ACCOUNTING STANDARDS FOR AN "EMERGING GROWTH COMPANY" OUR FINANCIAL STATEMENTS MAY NOT BE COMPARABLE TO COMPANIES THAT COMPLY WITH PUBLIC COMPANY EFFECTIVE DATES.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the Jumpstart Our Business (JOBS)Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.
 As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. Consequently, our financial statements may not be comparable to companies that comply with public company effective dates. Because our financial statements may not be comparable to companies that comply with public company effective dates, investors may have difficulty evaluating or comparing our business, performance or prospects in comparison to other public companies, which may have a negative impact on the value and liquidity of our common stock.

ITEM 2. PROPERTIES

We do not currently own any property. The mailing address of the executive offices of Ticket To See is 2620 Regatta Drive, Suite 102, Las Vegas, NV 89128. This is a virtual office and our registered agent's office in Nevada. This is temporally until we are able to raise funding for a full time office space. We pay $150 a year for the office. We consider our current principal office space arrangement adequate and will reassess our needs based upon the future growth of the Company.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. MINE SAFETY DISCLOSURES

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR SECURITIES

Our common shares are quoted on the Over-The-Counter Bulletin Board under the trading symbol "TTSE.OB". Our shares have been quoted on the Over-The-Counter Bulletin Board since February 7, 2014. There has been no active trading of our shares of common stock.

Our transfer agent is Globex Transfer, LLC, 780 Deltona Blvd., Suite 202, Deltona, FL 32725.

HOLDERS OF OUR COMMON STOCK

As of December 31, 2013, there were 28 registered stockholders holding 7,500,000 shares of our issued and outstanding common stock.

DIVIDEND POLICY

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

     1. We would not be able to pay our debts as they become due in the usual course of business; or
     2. Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2012, the Company issued 5,500,000 shares of common stock to the Company's sole director and officer for total cash proceeds of $22,000.

During the year ended December 31, 2013, the Company issued 2,000,000 shares of common stock to 27 independent investors pursuant to the Company's Registration Statement on Form S-1 for total cash proceeds of $20,000.

At December 31, 2013, there were 7,500,000 shares of common stock issued and outstanding.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2013.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION We have generated no revenue since inception and have incurred $30,674 in expenses through December 31, 2013. The following table provides selected financial data about our company for the years ended December 31, 2013 and of December 31, 2012. For detailed financial information, see the financial statements included in this annual report.

             Balance Sheet Data:          12/31/2013        12/31/2012
             -------------------          ----------        ----------
             Cash                          $ 18,669          $ 22,052
             Total assets                  $ 18,669          $ 22,052
             Total liabilities             $  7,343          $  5,099
             Shareholders' equity          $ 11,326          $ 16,953

The following summary of our results of operations should be read in conjunction with our financial statements included herein. Our operating results for the years ended December 31, 2013 and 2012 are summarized as follows:

                                                  Years Ended
                                                  December 31,
                                           --------------------------
                                             2013              2012
                                           --------          --------
             Revenue                       $      0          $      0
             Operating Expenses              25,627             5,047
             Net Loss                      $ 25,627          $  5,047

REVENUES

We have not earned any revenues to date. We are presently in the development stage of our business and we can provide no assurance that we begin earning revenues.

EXPENSES

Our expenses for the years ended December 31, 2013 and 2012 are outlined in the table below:

                                                  Years Ended
                                                  December 31,
                                           --------------------------
                                             2013              2012
                                           --------          --------
             Professional Fees             $ 24,359          $  4,000
             General & Administrative         1,268             1,047
             TOTAL EXPENSES                $ 25,627          $  5,047

PROFESSIONAL FEES

Professional fees include our accounting and auditing expenses incurred in connection with the preparation of our financial statements and professional fees that we pay to our legal counsel. The increase in our professional fees is associated with our developmental business activity.

We incurred operating losses in the amount of $30,674 from inception on June 6, 2012 through the year ended December 31, 2013. These operating expenses were composed of professional fees and general and administrative expenses.

GOING CONCERN

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin selling the products we plan distribute. There is no assurance we will ever reach that point.

Our current cash balance is $18,669 with $7,343 in outstanding liabilities. We believe our cash balance along with loans from our CEO is sufficient to fund our limited levels of operations until we are able to generate sufficient revenues from sales. If we experience a shortage of funds we may utilize funds from our CEO, who has informally agreed to advance funds to allow us to pay for limited operating costs; however he has no formal commitment, arrangement or legal obligation to advance or loan funds to the Company.

PLAN OF OPERATION

In order to successfully carry out all three phases, the company will require a total of $20,000, which is the amount raised in our recent offering. If we are successful in generating revenue at any stage of our business plan we may accelerate our timeframe, however there is no guarantee we will be successful in our efforts. We plan to commence our business plan for the next 12 months in an organized, phased manner. The initial development phase will require 3 to 6 months. Upon the successful completion of the initial phase, the second phase of aggressive marketing will last for approximately 4 months.

Dependent on the successful completion of the second phase, phase three of expansion will approximately run between the 10th and 12th months. Below, the breakdown of the required funding for each phase is explained in more detail.

The INITIAL PHASE of this plan is expected to include:

     * Design and construction of the Ticket To See website. In order to have the most suitable website, we will utilize the services of a professional website design firm at the cost of $2500.
     * Establishing merchant relationships with Paypal and credit card companies, such as Visa and MasterCard will require the firm to pay various merchant account fees that will amount to $1000.
     * Developing extensive lists of prospective clients will require no additional costs as this task will be completed by management, at no charge to the company.
     * Developing detailed marketing techniques and plans that will appeal to targeted venues, promoters, and developing targeted marketing content to future clients is the most crucial task of the first phase and will require $6500.

The total budget for phase one is approximately $10,000 and is expected to be completed within 3-6 months of funding.

The SECOND PHASE of the operating plan, during months 7 through 9, is expected to be devoted to instituting an aggressive marketing effort, as described earlier (see "Sales and Marketing"), to gain initial clientele and begin producing revenue. We expect our President, Aidan Buckley, will spearhead this effort by first using the direct approach and establishing a brand name with possible clients for using our platform. This will be done by cold calling, face to face networking, using free online social media and advertising outlets. The next stage of marketing is to have a online advertising campaign and social media campaign designed. Due to the nature of the costs involved and the fact that he will not be receiving a salary at this time, we expect expenses related to phase two to be less than approximately $10,000. However, should Ticket To See be successful in signing up clients, expenses relating to technical issues relating to integrating the ticketing back office of the client with the Ticket To See website will likely be incurred (i.e. less than 2 days per client - $400 per day). If material, Management anticipates raising additional capital to fund this integration.

If Ticket To See is successful in implementing its' business plan and begins to produce sales from the website, Management will institute PHASE THREE of the business plan, during months 10 through 12, which may involve hiring one or more additional staff to handle increased demands, site monitoring, data entry, and customer support. The cost of an administrative employee will be $24,000 per year for each needed hire. Due to the web-based nature of the company, there is no need for a separate office at this time. All business operations will be carried out of the private residence of management at no added cost. There may be additional demands and on-going online and social media awareness placed on the company and website development and a consequent need to broaden the management team. Depending on availability of funds and the opportunities available to the Company, Ticket To See may also hire additional marketing personnel to access additional sales and distribution channels. This will be done by seeking new avenues to develop the brand and awareness, seeking a celebrity sponsor, growing our online advertising campaign, and outdoor billboard ads to drive traffic.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

There is no historical financial information about us on which to base an evaluation of our performance. We are a development stage company and have not generated revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in implementing our business plan, and possible cost overruns due to increases in the cost of services.

To become profitable and competitive, we must implement our business plan and generate revenue. We believe that the funds from our recent offering will allow us to operate for one year.

LIQUIDITY AND CAPITAL RESOURCES

Management estimates our cash balance will allow the company to operate for another 12 months at the current burn rate of $1,500 per month. Our plan of operation as outlined in this annual report will be funded by the $20,000 raised in our recent offering.

We believe our cash balance along with loans from our CEO is sufficient to fund our limited levels of operations until we are able to generate sufficient revenues from sales. If we experience a shortage of funds we may utilize funds from our CEO, who has informally agreed to advance funds to allow us to pay for limited operating costs; however he has no formal commitment, arrangement or legal obligation to advance or loan funds to the Company.

If the Company has customers or revenue during our initial 12-month period, the business plan may change or accelerated. There can, however, be no assurance that the Company will have either customers or revenue.

During the year ended December 31, 2012, the Company issued 5,500,000 shares of common stock to the Company's sole director and officer for total cash proceeds of $22,000.

During the year ended December 31, 2013, the Company issued 2,000,000 shares of common stock to 27 independent investors pursuant to the Company's Registration Statement on Form S-1 for total cash proceeds of $20,000.

Our financial statements from inception (June 6, 2012) through December 31, 2013 report no revenues and net losses of $30,674.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 825, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments. ASC 820, "Fair Value Measurements" defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2012.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include accounts payable, advances payable, accrued liabilities and notes payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value, or they are receivable or payable on demand.

BASIC AND DILUTED LOSS PER SHARE

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 "Earnings per Share", which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings
(loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments, and therefore, basic and diluted earnings (loss) per share are equal.

INCOME TAXES

We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, "Income Taxes." Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity's financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized. ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

EXTENDED TRANSITION COMPLIANCE PERIOD UNDER THE JOBS ACT

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the Jumpstart Our Business (JOBS)Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.
 As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. Consequently, our financial statements may not be comparable to companies that comply with public company effective dates.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Paritz & Company, P.A                               15 Warren Street, Suite 25
                                                    Hackensack, New Jersey 07601
Certified Public Accountants                             (201) 342-7753
                                                    Fax: (201) 342-7598
                                                    E-Mail: PARITZ@paritz.com


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Ticket to See, Inc.

We have audited the accompanying consolidated balance sheet of Ticket to See, Inc. as of December 31, 2013 and 2012 and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2013, for the period from inception (June 6, 2012) to December 31, 2012, and for the period from inception (June 6, 2012) to December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has not generated any revenues since inception, has losses and an accumulated deficit. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ticket to See, Inc. as of December 31, 2013 and 2012, and the results of its operations and cash flows for the year ended December 31, 2013, for the period from inception (June 6, 2012) to December 31, 2012, and for the period from inception (June 6, 2012) to December 31, 2013in conformity with accepted accounting principles generally accepted in the United States of America.


                                /s/ Paritz & Company, P.A.
                                ------------------------------------

Hackensack, New Jersey
March 17, 2014

                               TICKET TO SEE INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                         December 31,       December 31,
                                                                            2013               2012
                                                                          --------           --------
ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents                                               $ 18,669           $ 22,052
                                                                          --------           --------

TOTAL CURRENT ASSETS                                                      $ 18,669           $ 22,052
                                                                          ========           ========

LIABILITIES AND STOCKHOLDERS DEFICIENCY

CURRENT LIABILITIES
  Note payable - Related party                                            $  1,099           $  1,099
  Accrued liability                                                          6,244              4,000
                                                                          --------           --------
Total current liabilities                                                    7,343              5,099
                                                                          --------           --------
SHAREHOLDERS' EQUITY
  Common Stock - $0.001 par value; 75,000,000 shares authorized;             5,700              5,500
   7,500,000 and 5,500,000 shares issued and outstanding at
   December 31, 2013 and December 31, 2012
  Additional paid-in-capital                                                36,300             16,500
  Deficit accumulated during development stage                             (30,674)            (5,047)
                                                                          --------           --------
TOTAL STOCKHOLDERS' EQUITY                                                  11,326             16,953
                                                                          --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 18,669           $ 22,052
                                                                          ========           ========


                 See accompanying notes to financial statements

                               TICKET TO SEE INC.
                          (A Development Stage Company)
                             Statement of Operations

                                                                   Period from             Cumulative
                                                                    Inception              Inception
                                              Year ended         (June 6, 2012) to      (June 6, 2012) to
                                              December 31,          December 31,           December 31,
                                                 2013                  2012                   2013
                                              ----------            ----------             ----------
REVENUES                                      $       --            $       --             $       --

OPERATING EXPENSES
  General & administrative expenses                1,268                 1,047                  2,315
  Professional Fees                               24,359                 4,000                 28,359
                                              ----------            ----------             ----------
TOTAL OPERATING EXPENSES                          25,627                 5,047                 30,674
                                              ----------            ----------             ----------

(LOSS) BEFORE INCOME TAX EXPENSE                 (25,627)               (5,047)               (30,674)
                                              ----------            ----------             ----------

Income tax expense                                    --                    --                     --
                                              ----------            ----------             ----------

Net (loss)                                    $  (25,627)           $   (5,047)            $  (30,674)
                                              ==========            ==========             ==========

Basic and diluted net loss per share          $    (0.00)           $    (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                            5,896,466             2,300,481


                 See accompanying notes to financial statements

                               TICKET TO SEE INC.
                          (A Development Stage Company)
                       Statements of Stockholder's Equity

                                                                                            Deficit
                                                                                          Accumulated
                                                  Common        Common      Additional      During           Total
                                                   Stock         Stock       Paid-in      Development    Stockholders'
                                                  Shares        Amount       Capital         Stage          Equity
                                                  ------        ------       -------         -----          ------
STOCKHOLDER'S DEFICIENCY BALANCE AT
 JUNE 6, 2012 (INCEPTION)                               --     $     --     $     --       $      --        $     --

Issuance of Common Stock on October 5,2012       5,500,000        5,500       16,500                          22,000
Net Loss                                                                                      (5,047)         (5,047)
                                                ----------     --------     --------       ---------        --------

BALANCE AT DECEMBER 31, 2012                     5,500,000        5,500       16,500          (5,047)         16,953
                                                ==========     ========     ========       =========        ========

Issuance of Common Stock                         2,000,000          200       19,800                          20,000
Net Loss                                                                                     (25,627)        (25,627)
                                                ----------     --------     --------       ---------        --------

BALANCE AT DECEMBER 31, 2013                     7,500,000     $  5,700     $ 36,300       $ (30,674)       $ 11,326
                                                ==========     ========     ========       =========        ========


                 See accompanying notes to financial statements

                               TICKET TO SEE INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                Period from            Cumulative
                                                                                 Inception             Inception
                                                             Year ended       (June 6, 2012) to     (June 6, 2012) to
                                                             December 31,        December 31,          December 31,
                                                                2013                2012                  2013
                                                              --------            --------              --------
CASH FLOWS FROM OPERATIING ACTIVITIES:
  Net (Loss)                                                  $(25,627)           $ (5,047)             $(30,674)
  Adjustments to reconcile net loss to net
   cash used in operating activities
  Changes in operating assets and liabilities
    Increase (decrease) in accrued liabilities                   2,244               4,000                 6,244
                                                              --------            --------              --------
NET CASH USED IN OPERATING ACTIVITIES                          (23,383)             (1,047)              (24,430)
                                                              --------            --------              --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                            20,000              22,000                42,000
  Proceeds of loan from related party                               --               1,099                 1,099
                                                              --------            --------              --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       20,000              23,099                43,099
                                                              --------            --------              --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (3,383)             22,052                18,669
                                                              --------            --------              --------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                22,052                  --                    --
                                                              --------            --------              --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 18,669            $ 22,052              $ 18,669
                                                              ========            ========              ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
  Interest                                                    $     --            $     --              $     --
                                                              --------            --------              --------
  Income Taxes                                                $     --            $     --              $     --
                                                              --------            --------              --------


                 See accompanying notes to financial statements

                               TICKET TO SEE INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 2013


NOTE 1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

Ticket To See Inc. ("the Company") was incorporated under the laws of the State of Nevada on June 6, 2012. The Company is in the development stage and it intends to be an online ticket broker.

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, June 6, 2012 through December 31, 2013 the Company has accumulated losses of $30,674.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

DEVELOPMENT STAGE COMPANY

The Company is considered to be in the development stage as defined in ASC 915 "Development Stage Entities". The Company is devoting substantially all of its efforts to the development of its business plan.

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

START-UP COSTS

In accordance with ASC 720, "Start-Up Costs", the Company expenses all costs incurred in connection with the start-up and organization of the Company.

                               TICKET TO SEE INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 2013


NOTE 1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con't)

FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 825, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments. ASC 820, "Fair Value Measurements" defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2013.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accrued liabilities and notes payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

BASIC AND DILUTED LOSS PER SHARE

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 "Earnings per Share", which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings
(loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments, and therefore, basic and diluted earnings (loss) per share are equal.

INCOME TAXES

We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, "Income Taxes." Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity's financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

                               TICKET TO SEE INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 2013


NOTE 1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con't)

RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

NOTE 2. CAPITAL STOCK

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of $0.001 per share.

During the year ended December 31, 2012, the Company issued 5,500,000 shares of common stock to the Company's sole director and officer for total cash proceeds of $22,000.

During the year ended December 31, 2013, the Company issued 2,000,000 shares of common stock to 27 independent investors pursuant to the Company's Registration Statement on Form S-1 for total cash proceeds of $20,000.

At December 31, 2013, there were 7,500,000 shares of common stock issued and outstanding. There were no outstanding stock options or warrants.

NOTE 3. LOAN PAYABLE - RELATED PARTY

During the period ended December 31, 2012 Mr. Aidan Buckley, our Director and President paid $1,099 in incorporation and start-up costs for the Company which is being carried as a loan payable. The loan is non-interest bearing, unsecured and due upon demand.

NOTE 4. INCOME TAXES

As of December 31, 2013 the Company had net operating loss carry forwards of approximately $30,674 that may be available to reduce future years' taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The components of the deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

                                                From
                                           June 6, 2012
                                          (Inception) to
                                         December 31, 2013
                                         -----------------
       Net Operating Loss                     $ 30,674
       Statutory Tax Rate                           34%
       Deferred Tax Asset                     $ 10,429
       Valuation Allowance                    $(10,429)
                                              --------

       Net Deferred Tax Asset                 $     --
                                              ========

                               TICKET TO SEE INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 2013


NOTE 5. GOING CONCERN

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

NOTE 6. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Mr. Aidan Buckley, sole officer and director of the Company, will provide the Company with use of office space and services free of charge. The Company's sole officer and director is involved in other business activities and may in the future, become involved in other business opportunities as they become available.

As of December 31, 2013 there was $1,099 owed to Mr. Buckley. The loan is non-interest bearing, unsecured and due upon demand.

NOTE 7. SUBSEQUENT EVENTS

The Company has evaluated events subsequent to December 31, 2013 to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were available to be issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods. In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties. Accordingly, based on their evaluation of our disclosure controls and procedures as of December 31, 2013, the Company's Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company's controls and procedures were not effective for the purposes described above.

There was no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of
1934) during the quarter ended December 31, 2013 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of September 30, 2012, using the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") INTERNAL CONTROL - INTERGRATED FRAMEWORK as a basis for our assessment.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

As we are not aware of any instance in which the company failed to identify or resolve a disclosure matter or failed to perform a timely and effective review, we determined that the addition of personnel to our bookkeeping and accounting operations is not an efficient use of our resources at this time and not in the interest of shareholders.

Because of the above condition, the Company's internal controls over financial reporting were not effective as of December 31, 2013.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and title of our executive officer and director is as follows:

Name and Address of Executive
  Officer and/or Director          Age                 Position
  -----------------------          ---                 --------

Aidan Buckley                      39    Chairman and CEO, President, Secretary,
2620 Regatta Drive, Suite 102            CFO, Treasurer and Director
Las Vegas, NV  89128

The person named above is the only promoter of Ticket To See, as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933. The person named above has served in his positions from inception (June 6, 2012) until present.

TERM OF OFFICE

A Director is appointed to hold office until the next annual meeting of our stockholders or until a successor is elected and qualified, or until resignation or removal in accordance with the provisions of the Company by-laws or Nevada corporate law. An Officer is appointed by our Board of Directors and holds office until removed by the Board. The Board of Directors has no nominating, auditing or compensation committees.

SIGNIFICANT EMPLOYEES

We currently have one employee, our executive officer, Aidan Buckley. He devotes 15% to our business and currently is responsible for our general strategy, fund raising and customer relations. Once revenues will support the expense we will hire additional staff.

No officer or director of the Company has been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities. No officer or director of the Company has been convicted in any criminal proceeding (excluding traffic violations) nor are they the subject of any currently pending criminal proceeding.

EXECUTIVE BIOGRAPHY

AIDAN BUCKLEY, has been our President, CEO & Director since inception. From 2009 to current he has been employed by Foodequip Technology as Operational Marketing Manager, this is a full-time position (48 hours per week). From 2004-2009 he was employed by Cork Bar and Catering Equipment, Ltd. as Service Manager & Warehouse Manager. From 1997-2004 he was employed by Transistor Devices Europe, Ltd. as Warehouse Supervisor and Customer Service Agent. From 1996-1997 he was employed by Banta Global Turnkey, Ltd. as a Materials Coordinator.

Mr. Buckley's education includes City & Guilds certificates in Data Processing, Computer Methods & Applications and Computer Systems & Services.

Management believes that Mr. Buckley's education in computer applications and systems along with his management and customer service experience makes him well suited for his role with the company.

AUDIT COMMITTEE

We do not currently have an audit committee or a committee performing similar functions. Our Board of Directors as a whole participates in the review of financial statements and disclosure.

CODE OF ETHICS

We have not adopted a code of ethics that applies to our officer, director and employee. When we do adopt a code of ethics, we will disclose it in a Current Report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION

Currently our officer and director receives no compensation for his services during the development stage of our business operations. He is reimbursed for any out-of-pocket expenses he may incur on our behalf. In the future once revenue is being generated, we may approve payment of salaries for our officer and director, but currently, no such plans have been approved. If a salary is approved for Mr. Buckley when revenues support the expense it would be $60,000
(US) per year. We do not have any employment agreements in place with our officer and director. We also do not currently have any benefits, such as health or life insurance, available to our employee.

                           SUMMARY COMPENSATION TABLE

                                                                                Change in
                                                                                 Pension
                                                                                Value and
                                                                  Non-Equity   Nonqualified
                                                                  Incentive     Deferred       All
 Name and                                                           Plan         Compen-      Other
 Principal                                   Stock      Option     Compen-       sation       Compen-
 Position         Year   Salary     Bonus    Awards     Awards     sation       Earnings      sation     Totals
------------      ----   ------     -----    ------     ------     ------       --------      ------     ------
Aidan Buckley,    2013     0         0         0           0          0            0             0         0
CEO, Director     2012     0         0         0           0          0            0             0         0

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                     Option Awards                                            Stock Awards
         -----------------------------------------------------------------  ----------------------------------------------
                                                                                                                  Equity
                                                                                                                 Incentive
                                                                                                     Equity        Plan
                                                                                                    Incentive     Awards:
                                                                                                      Plan       Market or
                                                                                                     Awards:      Payout
                                         Equity                                                     Number of    Value of
                                        Incentive                           Number                  Unearned     Unearned
                                       Plan Awards;                           of         Market      Shares,      Shares,
          Number of      Number of      Number of                           Shares      Value of    Units or     Units or
         Securities     Securities     Securities                          or Units    Shares or     Other         Other
         Underlying     Underlying     Underlying                          of Stock     Units of     Rights       Rights
         Unexercised    Unexercised    Unexercised   Option      Option      That      Stock That     That         That
         Options (#)    Options (#)     Unearned     Exercise  Expiration  Have Not     Have Not    Have Not     Have Not
Name     Exercisable   Unexercisable   Options (#)    Price       Date     Vested(#)     Vested      Vested       Vested
----     -----------   -------------   -----------    -----       ----     ---------     ------      ------       ------
Aidan         0              0              0           0           0          0            0           0            0
Buckley

                              DIRECTOR COMPENSATION

                                                                     Change in
                                                                      Pension
                                                                     Value and
                   Fees                            Non-Equity       Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----
Aidan Buckley       0         0           0            0                0               0            0

On October 5, 2012, a total of 5,500,000 shares of common stock were issued to Aidan Buckley in exchange for cash in the amount of $22,000 or $0.004 per share.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company or any of its subsidiaries, if any.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of the date of this annual report by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

                                                       Amount and Nature     Percentage
                       Name and Address                  of Beneficial       of Common
Title of Class        of Beneficial Owner                  Ownership          Stock(1)
--------------        -------------------                  ---------          --------
Common Stock      Aidan Buckley, President                 5,500,000            100%
                  2620 Regatta Drive, Suite 102              Direct
                  Las Vegas, NV  8912

Common Stock      Officer and/or director as a Group       5,500,000            100%

Holders of More Than 5% of Our Common Stock

N/A

----------
(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this annual report. As of the date of this annual report, there were 7,500,000 shares of our common stock issued and outstanding.

FUTURE SALES BY EXISTING STOCKHOLDERS

A total of 5,500,000 shares have been issued to the existing stockholder, all of which are held by an officer/director and are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing six months after their acquisition.

Rule 144(i)(1) states that the Rule 144 safe harbor is not available for the resale of securities "initially issued" by a shell company (other than a business combination related shell company) or an issuer that has "at any time previously" been a shell company (other than a business combination related shell company). Consequently, the Rule 144 safe harbor is not available for the resale of such securities unless and until all of the conditions in Rule 144(i)(2) are satisfied at the time of the proposed sale.

Any sale of shares held by the existing stockholder (after applicable restrictions expire) and/or the sale of shares purchased in our recent offering, may have a depressive effect on the price of our common stock in any market that may develop, of which there can be no assurance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

On October 5, 2012, the Company issued a total of 5,500,000 shares of common stock to Aidan Buckley for cash at $0.004 per share for a total of $22,000.

As of December 31, 2013 there was $1,099 owes to Mr. Buckley. The loan is non-interest bearing, unsecured and due upon demand.

We do not currently have any conflicts of interest by or among our current officer, director, key employee or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so prior to hiring any additional employees.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ended December 31, 2013, the total fees billed for audit-related services was $9,000, for tax services was $0 and for all other services was $0.

During the year ended December 31, 2012, the total fees billed for audit-related services was $4,000, for tax services was $0 and for all other services was $0.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are included with this registration statement:

Exhibit
Number                             Description
------                             -----------

3.1 Articles of Incorporation (filed as an exhibit to our Form S-1 Registration Statement and subsequent amendments)

3.2 Bylaws (filed as an exhibit to our Form S-1 Registration Statement and subsequent amendments)

31.1* Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1* Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002

101*     Interactive data files pursuant to Rule 405 of Regulation S-T

----------
* Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TICKET TO SEE, INC.


By /s/ Aidan Buckley
  ------------------------------------------
  Aidan Buckley
  President, Secretary, Treasurer,
  Chief Executive Officer
  and Chief Financial Officer
  (Principal Executive Officer,
  Principal Accounting Officer
  and Principal Financial Officer)

Date: March 24, 2014