Form 10-Q
period 2014-03-31
TICKET TO SEE, INC.
filed 2014-04-25
CIK 1569340

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(D) Of The Securities Exchange
    Act Of 1934

                  For the quarterly period ended March 31, 2014

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 7,500,000 shares of common stock as of April 22, 2014.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following interim unaudited financial statements of Ticket To See, Inc. (the "Company") for the three month period ended March 31, 2014 are included with this Quarterly Report on Form 10-Q:

     (a)  Balance Sheets as at March 31, 2014 and December 31, 2013.

     (b) Statement of Operations for (i) the three months ended March 31, 2014 and 2013 and (ii) the cumulative period from inception (June 6, 2012) to March 31, 2014.

     (c) Statements of Cash Flows for (i) the three months ended March 31, 2014 and 2013, and (ii) the cumulative period from inception (June 6, 2012) to March 31, 2014.

     (d)  Condensed Notes to Financial Statements.

                               TICKET TO SEE INC.
                          (A Development Stage Company)
                                  Balance Sheet

                                                                     March 31, 2014       December 31, 2013
                                                                     --------------       -----------------
                                                                      (Unaudited)
ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents                                             $  2,152               $ 18,669
                                                                        --------               --------

TOTAL CURRENT ASSETS                                                    $  2,152               $ 18,669
                                                                        ========               ========

LIABILITIES AND STOCKHOLDERS DEFICIENCY

Current Liabilities
  Note payable - Related party                                          $  1,099               $  1,099
  Accrued liability                                                        1,625                  6,244
                                                                        --------               --------

TOTAL CURRENT LIABILITIES                                                  2,724                  7,343
                                                                        --------               --------
SHAREHOLDERS' EQUITY
  Common Stock - $0.001 par value; 75,000,000 shares authorized;           7,500                  7,500
   7,500,000 shares issued and outstanding at March 31, 2014 and
   December 31, 2013
  Additional paid-in-capital                                              34,500                 34,500
  Deficit accumulated during development stage                           (42,572)               (30,674)
                                                                        --------               --------
TOTAL STOCKHOLDERS' EQUITY                                                  (572)                11,326
                                                                        --------               --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $  2,152               $ 18,669
                                                                        ========               ========


                 See accompanying notes to financial statements

                             TICKET TO SEE INC.
                        (A Development Stage Company)
                           Statement of Operations
                                 (Unaudited)

                                                                                                        Inception
                                                            3 months ended       3 months ended     (June 6, 2012) to
                                                            March 31, 2014       March 31, 2013       March 31, 2014
                                                            --------------       --------------       --------------
REVENUES                                                      $       --           $       --           $       --

COST OF SALES                                                         --                   --                   --
                                                              ----------           ----------           ----------

Gross Margin                                                          --                   --                   --
                                                              ----------           ----------           ----------
OPERATING EXPENSES
  General & administrative expenses                                  292                  538                2,607
  Professional Fees                                               11,606                4,276               39,965
                                                              ----------           ----------           ----------
TOTAL OPERATING EXPENSES                                          11,898                4,814               42,572

(LOSS) BEFORE INCOME TAX EXPENSE                                 (11,898)              (4,814)             (42,572)
                                                              ----------           ----------           ----------

Income tax expense                                                    --                   --                   --
                                                              ----------           ----------           ----------

Net (loss)                                                    $  (11,898)          $   (4,814)          $  (42,572)
                                                              ==========           ==========           ==========

Basic and diluted net loss per share                          $    (0.00)          $    (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING           7,500,000            5,500,000


                 See accompanying notes to financial statements

                               TICKET TO SEE INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                      Inception
                                                        3 months ended        3 months ended      (June 6, 2012) to
                                                        March 31, 2014        March 31, 2013        March 31, 2014
                                                        --------------        --------------        --------------
CASH FLOWS FROM OPERATIING ACTIVITIES:
  Net (Loss)                                               $(11,898)             $ (4,814)             $(42,572)
  Adjustments to reconcile net loss to net
   cash used in operating activities

  Changes in operating assets and liabilities
    Increase (decrease) in accrued liabilities               (4,619)               (1,756)                1,625
                                                           --------              --------              --------
NET CASH USED IN OPERATING ACTIVITIES                       (16,517)               (6,570)              (40,947)
                                                           --------              --------              --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                             --                    --                42,000
  Proceeds of loan from related party                            --                    --                 1,099
                                                           --------              --------              --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        --                    --                43,099
                                                           --------              --------              --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (16,517)               (6,570)                2,152

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             18,669                22,052                    --
                                                           --------              --------              --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $  2,152              $ 15,482              $  2,152
                                                           ========              ========              ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
  Interest                                                 $     --              $     --              $     --
                                                           ========              ========              ========
  Income Taxes                                             $     --              $     --              $     --
                                                           ========              ========              ========


                 See accompanying notes to financial statements

                               TICKET TO SEE INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2014
                                   (unaudited)


NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Ticket To See Inc. (the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. These statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K filed with SEC on March 25, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other period. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for December 31, 2013 as reported in a Form 10-K have been omitted.

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

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, June 6, 2012 through March 31, 2014 the Company has accumulated losses of $42,572.

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

                               TICKET TO SEE INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2014
                                   (unaudited)


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

NOTE 5. INCOME TAXES

As of March 31, 2014, the Company had approximately $42,500 of net operating loss carryforwards ("NOL") for income tax purposes. The NOLs begin to expire in the year 2032. The use of operating loss carryforwards are subject to limitations imposed by the Internal Revenue Code. Management believes that the deferred tax assets as of March 31, 2014 resulting from the NOL's do not satisfy the realization criteria and has recorded a full valuation allowance for the entire deferred tax asset. By recording a valuation allowance for the entire amount of future tax benefits, the Company has not recognized a deferred tax benefit for income taxes in its statements of operations for any of the periods presented.

NOTE 6. SUBSEQUENT EVENTS

The Company has evaluated events subsequent to March 31, 2014 to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were available to be issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in the financial statements.

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

Our financial statements from inception (June 6, 2012) through March 31, 2014 report no revenues and a net loss of $42,572. Management estimates our cash balance of $2,152 will allow the company to operate for another 2 months at the current burn rate of $1,000 per month.

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

Our transfer agent is Globex Transfer, LLC, 780 Deltona Blvd., Suite 202, Deltona, FL 32725.

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our financial statements included herein. Our operating results for the three months ended March 31, 2014 and 2013 are summarized as follows:

                                                      Three Months Ended
                                                           March 31,
                                              --------------------------------
                                                2014                    2013
                                              --------                --------
Revenue                                       $      0                $      0
Operating Expenses                              11,898                   4,814
                                              --------                --------
Net Loss                                      $ 11,898                $  4,814
                                              ========                ========

REVENUES

We have not earned any revenues to date. We are presently in the development stage of our business and we can provide no assurance that we begin earning revenues.

EXPENSES

Our expenses for the three months ended March 31, 2014 and 2013 are outlined in the table below:

                                                      Three Months Ended
                                                           March 31,
                                              --------------------------------
                                                2014                    2013
                                              --------                --------
Professional Fees                             $ 11,606                $  4,276
General & Administrative                           292                     538
                                              --------                --------
TOTAL EXPENSES                                $ 11,808                $  4,814
                                              ========                ========

PROFESSIONAL FEES

Professional fees include our accounting and auditing expenses incurred in connection with the preparation of our financial statements and professional fees that we pay to our legal counsel. The increase in our professional fees is associated with our developmental business activity.

We incurred operating losses in the amount of $42,572 from inception on June 6, 2012 through the period ended March 31, 2014. These operating expenses were composed of professional fees and general and administrative expenses.

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

THE INITIAL PHASE OF THIS PLAN IS EXPECTED TO INCLUDE:

     * Design and construction of the Ticket To See website. In order to have the most suitable website, we will utilize the services of a professional website design firm at the cost of $2,500.
     * Establishing merchant relationships with Paypal and credit card companies, such as Visa and MasterCard will require the firm to pay various merchant account fees that will amount to $1,000.
     * Developing extensive lists of prospective clients will require no additional costs as this task will be completed by management, at no charge to the company.
     * Developing detailed marketing techniques and plans that will appeal to targeted venues, promoters, and developing targeted marketing content to future clients is the most crucial task of the first phase and will require $6,500.

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

FINANCINGS AND SHARE ISSUANCE

Our operations to date have been funded by equity investment. All of our equity funding has come from sales of shares to our officer and director and the funds from our recent offering.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended March 31, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1(A) RISK FACTORS

There have been no changes to our risk factors from those disclosed in our Form 10-K for the year ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended March 31, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

N/A

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number                         Description of Exhibit
------                         ----------------------

31 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.

32 Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101      Interactive data files pursuant to Rule 405 of Regulation S-T

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TICKET TO SEE, INC.


By: /s/ Aidan Buckley
   -----------------------------------
   Aidan Buckley, President,
   Chief Executive Officer and
   Chief Financial Officer Director

Date: April 22, 2014