Form 10-Q
period 2014-06-30
Cell Source, Inc.
filed 2014-08-19
CIK 1569340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 333-187049

CELL SOURCE, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization) 65 Yigal Alon Street Tel Aviv, Israel (Address of principal executive offices)	32-0379665 (I.R.S. Employer Identification No.) 67433 (Zip Code)

Registrant’s telephone number, including area code 011 972 3 562-1755

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 15, 2014, the registrant had 23,345,923 shares of $0.001 par value common stock outstanding.

CELL SOURCE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

CELL SOURCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
Assets

Current Assets:
Cash	$889,332	$28,878
Prepaid expenses	135,000	-
Other current assets	59,564	63,337

Total Current Assets	1,083,896	92,215
Property and equipment, net	2,557	-

Total Assets	$1,086,453	$92,215

Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accounts payable and accrued expenses	$70,626	$116,649
Accounts payable and accrued expenses - related party	216,035	441,700
Derivative liabilities	2,476,800	231,200

Total Current Liabilities	2,763,461	789,549

Commitments and contingencies (Note 8)	-	-

Stockholders’ Deficiency:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2014 and December 31, 2013	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 23,245,923 and 14,155,262 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	23,246	14,155
Additional paid-in capital	4,047,077	3,229,522
Accumulated deficit	(5,747,331)	(3,941,011)

Total Stockholders’ Deficiency	(1,677,008)	(697,334)

Total Liabilities and Stockholders’ Deficiency	$1,086,453	$92,215

See Notes to these Condensed Consolidated Financial Statements

CELL SOURCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenues	$-	$-	$-	$-

Operating Expenses
Research and development	220,995	87,436	545,412	193,806
Research and development - related party	398,845	329,753	611,203	402,629
Selling, general and administrative	397,338	79,100	633,305	127,853

Total Operating Expenses	1,017,178	496,289	1,789,920	724,288

Loss From Operations	(1,017,178)	(496,289)	(1,789,920)	(724,288)

Other (Expense) Income
Interest expense	-	(362,001)	-	(396,534)
Change in fair value of derivative liabilities	31,100	54,300	(16,400)	64,500

Total Other Income (Expense)	31,100	(307,701)	(16,400)	(332,034)

Net Loss	$(986,078)	$(803,990)	$(1,806,320)	$(1,056,322)

Net Loss Per Share
- Basic and Diluted	$(0.05)	$(0.06)	$(0.10)	$(0.08)

Weighted Average Number of
Common Shares Outstanding
- Basic and Diluted	20,228,764	12,763,818	18,774,759	12,763,818

See Notes to these Condensed Consolidated Financial Statements

CELL SOURCE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2013	14,155,262	$14,155	$3,229,522	$(3,941,011)	$(697,334)

Issuance of common stock and warrants for cash, net [1]	4,090,661	4,091	3,008,755	-	3,012,846

Reclassification of detachable warrants to derivative liabilities	-	-	(1,499,000)	-	(1,499,000)

Shares retained by public company stockholders in Share Exchange	5,000,000	5,000	(735,200)	-	(730,200)

Stock-based compensation	-	-	43,000	-	43,000

Net loss	-	-	-	(1,806,320)	(1,806,320)

Balance - June 30, 2014	23,245,923	$23,246	$4,047,077	$(5,747,331)	$(1,677,008)

[1] Net of $55,150 of issuance costs.

See Notes to these Condensed Consolidated Financial Statements

CELL SOURCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Six Months Ended
	June 30,
	2014	2013
Cash Flows From Operating Activities
Net loss	$(1,806,320)	$(1,056,322)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of debt discount	-	384,034
Interest expense	-	12,500
Change in fair value of derivative liabilities	16,400	(64,500)
Depreciation	25	-
Stock-based compensation	43,000	-
Contribution of services by officers	-	76,990
Changes in operating assets and liabilities:
Prepaid expenses	(135,000)	-
Other assets	3,773	26,418
Accounts payable and accrued expenses	(271,688)	280,790

Net Cash Used in Operating Activities	(2,149,810)	(340,090)

Cash Flows From Investing Activities
Purchase of propery and equipment	(2,582)	-

Net Cash Used in Investing Activities	(2,582)	-

Cash Flows From Financing Activities
Proceeds from issuance of convertible note	-	210,000
Proceeds from issuance of common stock and warrants, net [1]	3,012,846	-

Net Cash Provided by Financing Activities	3,012,846	210,000

Net Increase (Decrease) In Cash	860,454	(130,090)

Cash - Beginning	28,878	161,323

Cash - Ending	$889,332	$31,233

Supplemental Disclosures of Cash Flow Information:
Non-cash investing and financing transactions:
Reclassification of warrants to derivative liabilities	$1,499,000	$-
Reclassification of embedded conversion options to derivative liabilities	$-	$315,200

[1] Net of $55,150 of issuance costs.

See Notes to these Condensed Consolidated Financial Statements

CELL SOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization, Operations and Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial position of Cell Source, Inc. (“CSI” or the “Company”), formerly known as Ticket To See, Inc. (“TTSI”), as of June 30, 2014 and the condensed consolidated results of its operations and cash flows for the three and six months ended June 30, 2014 and 2013. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the operating results for the full year. It is recommended that these condensed consolidated financial statements be read in conjunction with the financial statements and related disclosures of Cell Source Limited for the year ended December 31, 2013 which were included in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on July 1, 2014.

Organization and Operations

The Company is a Nevada corporation formed on June 6, 2012 under the name TTSI. Prior to the Share Exchange (as defined below), the Company did not have any significant assets or operations.

The Company is the parent company of Cell Source Limited, which was founded in Israel in 2011 in order to commercialize a suite of inventions relating to certain cancer treatments. Cell Source Limited’s target indications include treatment of lymphoma, multiple myeloma and BCLL (which is a common form of leukemia), facilitating transplantation acceptance (initially bone marrow transplantation and subsequently organ transplantation) and ultimately treating a variety of non-malignant diseases. Cell Source Limited’s lead prospective product is its patented Veto-Cell immune system management technology, which is an immune tolerance biotechnology that enables the selective blocking of immune responses. Cell Source Limited’s Veto-Cell immune system management technology is based on technologies patented, owned, and licensed to Cell Source Limited by Yeda Research and Development Company Limited, an Israeli corporation (“Yeda”).

Share Exchange and Reorganization

On May 7, 2014, the Board of Directors and the majority stockholder of TTSI adopted resolutions approving an amendment (the “Amendment”) of the Company’s Articles of Incorporation to increase the number of authorized shares. Prior to the Amendment, the authorized shares of the Company consisted of 75,000,000 shares of common stock, $0.001 par value. The Amendment was filed with the Secretary of State of the State of Nevada on May 20, 2014, which increased the number of shares of common stock that the Company is authorized to issue from 75,000,000 shares to 200,000,000 shares. The Company also authorized 10,000,000 shares of preferred stock, par value $0.001, for designation in one or more series, with such designations, preferences and relative, participating, optional, or other special rights and qualifications, limitations, or restrictions thereof, as may, from time to time, be adopted by the Company’s Board of Directors.

On June 23, 2014, the majority stockholder of TTSI adopted resolutions approving an amendment of the Company’s Articles of Incorporation to change the name of the corporation from Ticket to See, Inc. to Cell Source, Inc. The Amendment was filed with the Secretary of State of the State of Nevada on June 23, 2014, which changed the name of the corporation from Ticket to See, Inc. to Cell Source, Inc., effective June 26, 2014. In connection with the name change, the trading symbol of the Company’s common stock was changed from TTSE to CLCS.

On June 27, 2014, CSI issued five-year warrants to purchase an aggregate of 2,000,000 shares of common stock at a price of $0.75 per share to consultants in exchange for consulting services previously provided to the Company.

CELL SOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization, Operations and Basis of Presentation – Continued

Share Exchange and Reorganization – Continued

On June 30, 2014 (the “Closing Date”), CSI entered into and closed a Share Exchange Agreement (the “Share Exchange Agreement”) with Cell Source Limited and 100% of the shareholders of Cell Source Limited (the “CSL Shareholders”) whereby Cell Source Limited became the wholly-owned subsidiary of CSI (the “Share Exchange”), and whereby the CSL Shareholders, transferred to the Company all 18,245,923 outstanding shares of Cell Source Limited’s ordinary shares (“CSL Ordinary Shares”) in exchange for an aggregate of 18,245,923 newly issued shares of the Company’s Common Stock, par value $0.001 per share (the “Company Common Stock” or the “Common Stock”). The aggregate of 18,245,923 shares of newly issued Company Common Stock represents 78.5% of the 23,245,923 outstanding shares of Company Common Stock following the Closing Date. In addition, outstanding five (5) year warrants to acquire 4,859,324 CSL Ordinary Shares at an exercise price of $0.75 per share (the “CSL Warrants”) were exchanged for newly issued warrants to purchase shares of Company Common Stock at $0.75 per share (the “Company Warrants”), which Company Warrants contain substantially similar terms as the CSL Warrants. In addition, outstanding seven-year warrants to acquire 2,043,835 CSL Ordinary Shares at $0.001 per share were exchanged for warrants to purchase shares of Company Common Stock at $0.001 per share (the “Researcher Company Warrants”), which Researcher Company Warrants contain substantially similar terms as their warrants to acquire CSL Ordinary Shares. The aggregate of 6,903,159 Company Warrants and Researcher Company Warrants represents 77.5% of the outstanding warrants to purchase Common Stock of the Company following the Closing Date.

For accounting purposes, the Share Exchange will be treated as a recapitalization of the Company, the accounting acquirer, because the Company shareholders own the majority of CSI’s outstanding common stock following the transaction and exercise significant influence over the operating and financial policies of the consolidated entity. CSI was a non-operating company prior to the share exchange. Pursuant to Securities and Exchange Commission rules, the merger or acquisition of a private operating company into a non-operating public company with nominal net assets is considered a capital transaction in substance, rather than a business combination.

Note 2 – Going Concern

The Company has not generated any revenues, has recurring net losses, a working capital deficiency as of June 30, 2014 and December 31, 2013 of approximately $1,680,000 and $697,000, respectively, and used cash in operations of approximately $2,150,000 and $340,000 for the six months ended June 30, 2014 and 2013, respectively. In addition, as of June 30, 2014, the Company had an accumulated deficit of approximately $5,747,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

These unaudited condensed consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The ability of the Company to continue its operations is dependent on management’s plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. If the Company were not to continue as a going concern, it would likely not be able to realize its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the unaudited condensed consolidated financial statements.

There can be no assurances that the Company will be successful in generating additional cash from equity or other sources to be used for operations. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary. Based on the Company’s current funding levels, the Company expects to be able to fund its operations through November 2014. Should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain or all operational activities and/or contemplate the sale of its assets if necessary.

CELL SOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Significant Accounting Policies

Principles of Consolidation

For June 30, 2014 and forward, the Company’s financial statements are consolidated and include the accounts of CSI and Cell Source Limited. All significant intercompany transactions have been eliminated in the consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The most significant estimates, among other things, are used in accounting for allowances for deferred income taxes, contingencies, as well as the recording and presentation of its common stock and related warrant issuances. Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the financial statements in the period that they are determined to be necessary. Actual results could differ from those estimates and assumptions.

Research and Development Costs

Research and development costs are expensed as they are incurred and consist of salaries, benefits and other personnel related costs, fees paid to consultants, clinical trials and related clinical manufacturing costs, license and milestone fees, and facilities and overhead costs.

Loss Per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. For the three and six months ended June 30, 2014, warrants to purchase 2,043,835 shares of common stock were included in the loss per share denominator because their exercise price was determined to be nominal.

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	June 30,
	2014	2013

Warrants	6,859,324	-
Convertible notes	-	2,297,487
Total	6,859,324	2,297,487

Stock-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For non-employees, the fair value of the award is generally re-measured on financial reporting dates and vesting dates until the service period is complete. The fair value amount is then recognized over the period the services are required to be provided in exchange for the award, usually the vesting period. Because the Company’s common stock historically was not actively traded on a public market, the fair value of the Company’s restricted equity instruments are estimated based on the historical observations of cash prices paid for the Company’s common stock.

CELL SOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Significant Accounting Policies - Continued

Derivative Financial Instruments

The fair value of an embedded conversion option that is convertible into a variable amount of shares and warrants that include price protection reset provision features are deemed to be “down-round protection” and, therefore, do not meet the scope exception for treatment as a derivative under ASC 815 “Derivatives and Hedging”, since “down-round protection” is not an input into the calculation of the fair value of the conversion option and warrants and cannot be considered “indexed to the Company’s own stock” which is a requirement for the scope exception as outlined under ASC 815.

The accounting treatment of derivative financial instruments requires that the Company record the embedded conversion option and warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

The Black-Scholes option valuation model was used to estimate the fair value of the warrants and conversion options. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the warrants or conversion options.

Conversion options are recorded as debt discount and are amortized as interest expense over the life of the underlying debt instrument.

Reclassifications

Certain prior period amounts have been reclassified for comparative purposes to conform to the fiscal 2014 presentation. These reclassifications have no impact on the previously reported net loss.

Recent Accounting Standards

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.” This ASU removes the definition of a development stage entity from the ASC, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, the ASU eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows, and stockholders’ equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. This ASU is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The Company elected to adopt this ASU effective with its Current Report on Form 8-K filed with SEC on July 1, 2014 and the adoption resulted in the removal of previously required development stage disclosures.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period,” (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification Topic No. 718, “Compensation - Stock Compensation” as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company does not anticipate that the adoption of this standard will have a material impact on its condensed consolidated financial statements.

The Company has implemented all new accounting standards that are in effect and may impact its financial statements and does not believe that there are any other new accounting standards that have been issued that might have a material impact on its financial position or results of operations.

CELL SOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 - Fair Value

The Company determines the estimated fair value of amounts presented in these condensed consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the financial statements are not necessarily indicative of the amounts that could be realized in a current exchange between buyer and seller. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. These fair value estimates were based upon pertinent information available as of June 30, 2014 and 2013, plus December 31, 2013 and 2012, and, as of those dates, the carrying value of all amounts approximates fair value.

The Company has categorized its assets and liabilities at fair value based upon the following fair value hierarchy:

Level 1 - Inputs use quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2 - Inputs use directly or indirectly observable inputs. These inputs include quoted prices for similar assets and liabilities in active markets as well as other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 - Inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability.

In instances where inputs used to measure fair value fall into different levels in the above fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest level input that is significant to the valuation. The Company’s assessment of the significance of particular inputs to these fair measurements requires judgment and considers factors specific to each asset or liability.

Both observable and unobservable inputs may be used to determine the fair value of positions that are classified within the Level 3 category. As a result, the unrealized gains and losses for assets within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in historical company data) inputs.

The following table summarizes the valuation of the Company’s derivatives by the above fair value hierarchy levels as of June 30, 2014 and December 31, 2013 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Warrant liability	$2,476,800	$-	$-	$2,476,800

Balance - June 30, 2014	$2,476,800	$-	$-	$2,476,800

Warrant liability	$231,200	$-	$-	$231,200

Balance - December 31, 2013	$231,200	$-	$-	$231,200

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. The Company’s Level 3 liabilities shown in the above table consist of warrants with “down-round protection”, as the Company is unable to determine if it will have sufficient authorized common stock to settle such arrangements. Earlier in 2013, the Company’s Level 3 liabilities consisted of conversion options with “down-round protection”.

CELL SOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 - Fair Value – Continued

Assumptions utilized in the valuation of Level 3 liabilities are described as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Risk-free interest rate	1.62% - 1.65%	0.05% - 0.08%	1.46% - 1.73%	0.02% - 0.08%
Expected term (years)	4.33 - 5.00	0.00 - 0.24	4.33 - 5.00	0.00 - 0.50
Expected volatility	164% - 166%	65%	164% - 168%	65% - 99%
Expected dividends	0.00%	0.00%	0.00%	0.00%

The expected term used is the contractual life of the instrument being valued. Since the Company’s stock has not been publicly traded for a sufficiently long period of time, the Company is utilizing an expected volatility based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all Level 3 liabilities measured at fair value on a recurring basis using unobservable inputs during the six months ended June 30, 2014 and 2013:

	2014	2013

Balance - January 1,	$231,200	$38,300

Change in fair value of derivative liability	16,400	(64,500)

Issuance of derivative liability	2,229,200	434,200

Balance - June 30,	$2,476,800	$408,000

The Company’s significant financial instruments such as cash, accounts payable and accrued expenses were deemed to approximate fair value due to their short term nature.

Note 5 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
	2014	2013
	(unaudited)

Accrued fees and expenses	$29,332	$103,705
Accrued payroll	41,294	12,944
Total	$70,626	$116,649

CELL SOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 – Consulting Agreements – Related Party

On October 3, 2011, the Company entered into a definitive license agreement for Veto Cell technology and also an exclusive option agreement to negotiate an additional license for organ regeneration technology with Yeda Research and Development Company Limited (“Yeda”), a founder and shareholder of the Company. Yeda is the technology transfer and commercial arm of the Weizmann Institute of Science, for research conducted at the Weizmann Institute of Science for an invention comprising methods of bone marrow transplantation and cell therapy utilizing Veto-Cells. The evaluation period with respect to the option to license the organ regeneration technology originally expired on October 3, 2012 and has since been extended to September 1, 2014. See Note 9 – Subsequent Events for information regarding an additional extension of the expiration date.

Under the terms of the agreement, Yeda granted the Company an exclusive worldwide license for the licensed information and the patents for the development, manufacture and sale of the products derived therefrom. In consideration for the grant of the license, the Company has paid and will pay Yeda: (1) $210,000 on October 3, 2011; (2) an annual Research budget commitment for 3 years in the amount of $800,000 for the period until October 3, 2014; (3) a non-refundable and non-creditable license fee of $50,000 per year during the terms of the agreement, commencing on the first day after the date of termination or expiry of the research period (which period has not expired and will be extended), (4) a royalty of 4% of net future sales by or on behalf of the Company or any sub licensees.

If the Company fails to achieve any of the milestones by the dates set forth in the agreement, Yeda is entitled to terminate the license upon written notice to the Company. To date, the Company has met all of the milestones and the next milestone in the agreement is October 3, 2016. Either Yeda or the Company may terminate the agreement and the license after the commitment of a material breach by the other party and in certain other instances as detailed in the agreement.

For the three and six months ended June 30, 2014, the Company recorded a charge to operations of approximately $399,000 and $611,000, respectively, for this consulting arrangement. For the three and six months ended June 30, 2013, the Company recorded a charge to operations of approximately $330,000 and $403,000, respectively, for this consulting arrangement. As of June 30, 2014 and December 31, 2013, approximately $216,000 and $442,000 has been accrued and is payable, respectively.

Note 7 – Stockholders’ Deficiency

Common Stock and Warrant Offerings

During the six months ended June 30, 2014, the Company entered into an investment agreement with a group of investors. Pursuant to the agreement, the investors contributed to the Company aggregate net proceeds of $3,012,846 (gross proceeds of $3,067,996 less issuance costs of $55,150) in exchange for 4,090,661 units. Each unit was sold for $0.75 per unit and consisted of one share of common stock and an immediately vested five-year warrant to purchase one share of common stock at an exercise price of $0.75 per share. The warrants carried provisions that were deemed to be “down round” price protection features. As a result, during the six months ended June 30, 2014, the Company reclassified $1,499,000 for the fair value of the warrants to derivative liabilities and will be marked to market for each reporting period.

Stock-Based Compensation

On July 7, 2014, the Board of Directors resolved to issue 100,000 shares of common stock to a service provider in connection with the June 30, 2014 completion of the Share Exchange. The Company recognized the $43,000 value of the award as stock-based compensation expense during the three months ended June 30, 2014, which was the service period. See Note 9 – Subsequent Events for additional information regarding the common stock award.

CELL SOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 – Stockholders’ Deficiency – Continued

Stock Warrants

A summary of the warrant activity during the six months ended June 30, 2014 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value

Outstanding, December 31, 2013	2,812,498	$0.21
Granted	6,090,661	0.75
Exercised	-	-
Forfeited	-	-
Outstanding, June 30, 2014	8,903,159	$0.58	5.1	$815,490

Exercisable, June 30, 2014	6,859,324	$0.75	4.7	$-

The following table presents information related to stock warrants at June 30, 2014:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants

$0.001	2,043,835	-	-
$0.750	6,859,324	4.7	6,859,324
	8,903,159	4.7	6,859,324

Note 8 – Commitments and Contingencies

Litigation

Certain conditions may exist as of the date the condensed consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company, or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s condensed consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed. There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows. As of June 30, 2014 and December 31, 2013, the Company has not accrued any amounts for contingencies.

CELL SOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the condensed consolidated financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would require adjustment or disclosure in the condensed consolidated financial statements, other than as disclosed below.

Issuance of Common Stock

On July 29, 2014, the Company issued 100,000 shares of common stock to a service provider in order to satisfy a stock-based compensation award. See Note 7 - Stockholders’ Deficiency – Stock-Based Compensation for additional details.

Extension of Evaluation Period of Yeda’s Organ Regeneration Technology

On August 15, 2014, the Company and Yeda executed an amendment to the exclusive option agreement to negotiate a license for organ regeneration technology which extends the evaluation period through December 31, 2015. The Company has been informed that Yeda is currently investigating the scope of its rights and title to the patents and inventions that comprise the organ regeneration technology (see Note 6 – Consulting Agreements – Related Party).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth below should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as with the financial statements and related disclosures of Cell Source Limited for the years ended December 31, 2013 and 2012, which were included in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on July 1, 2014. Unless stated otherwise, references in this Quarterly Report on Form 10-Q to the “Company,” “us,” “we,” “our,” and similar terms refer to Cell Source, Inc., a Nevada corporation, and its subsidiaries.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Factors which may affect our results include, but are not limited to, the risks factors and uncertainties set forth in Part I, Item 1A of our Current Report on Form 8-K which was filed with the SEC on July 1, 2014.

Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

Overview

Cell Source, Inc. is a Nevada corporation formed on June 6, 2012 under the name Ticket to See, Inc. (“TTSI”).  On June 30, 2014, TTSI, Cell Source Limited and 100% of the shareholders of Cell Source Limited entered into and closed a Share Exchange Agreement pursuant to which Cell Source Limited became the wholly-owned subsidiary of TTSI (the “Share Exchange”).  In connection with the Share Exchange, on June 26, 2014, TTSI changed its name to “Cell Source, Inc.”

Our wholly-owned subsidiary, Cell Source Limited was founded in 2011 as a privately held company located in Tel Aviv, Israel. Our business is based on over ten (10) years of prominent research at the Weizmann Institute, whose commercial arm is Yeda, from whom we license patented technology. Our exclusive, world-wide license provides us with access to certain discoveries, inventions and other intellectual property generated by Dr. Yair Reisner, Head of the Immunology Department at the Weizmann Institute, together with others. Dr. Reisner leads a team at the Weizmann Institute to continue the development of these technologies in order to facilitate the transition of those technologies from the laboratory to clinical trials. We also collaborate with Dr. Herman Einsele and Dr. Franco Aversa, leading figures in bone marrow transplantation for cancer treatment and research, both of whom plan to serve on our Scientific Advisory Board and will oversee our initial clinical trials which, when started, will focus on addressing cancer through cell therapy accompanied by bone marrow transplants.

Our lead prospective product is our patented Veto-Cell immune system management technology, which is an immune tolerance biotechnology that enables the selective blocking of immune responses. The Company’s target indications include lymphoma, multiple myeloma and BCLL, a form of leukemia. The treatment involves facilitating safe and successful transplantation engraftment (initially bone -marrow transplantation and subsequently organ transplantation) and ultimately effective treatment of a variety of non-malignant diseases.

Results of Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

The following table presents selected items in our unaudited condensed consolidated statements of operations for the three months ended June 30, 2014 and 2013, respectively:

	For The
	Three Months Ended
	June 30,
	2014	2013

Revenues	$-	$-

Operating Expenses
Research and development	220,995	87,436
Research and development - related party	398,845	329,753
Selling, general and administrative	397,338	79,100

Total Operating Expenses	1,017,178	496,289

Loss From Operations	(1,017,178)	(496,289)

Other (Expense) Income
Interest expense	-	(362,001)
Change in fair value of derivative liability	31,100	54,300

Total Other Income (Expense)	31,100	(307,701)

Net Loss	$(986,078)	$(803,990)

Research and Development

Research and development expense was $619,840 and $417,189 for the three months ended June 30, 2014 and 2013, respectively, an increase of $202,651, or 49%, primarily because the proceeds from our recent equity financing permitted us to expand our research and development expenses, including expenses associated with key patents entering the National Phase in a number of countries around the world.

Selling, General and Administrative

Selling, general and administrative expense was $397,338 and $79,100 for the three months ended June 30, 2014 and 2013, respectively, an increase of $318,238, or 402%, primarily as a result of legal and professional fees associated with our Share Exchange transaction which was prepared for and closed in the current period.

Interest Expense

Interest expense for the three months ended June 30, 2014 and 2013, was $0 and $362,001, respectively. Interest expense during the three months ended June 30, 2013 was primarily related to the amortization of debt discount associated with our convertible notes.

Change in Fair Value of Derivative Liability

The change in fair value of derivative liability for the three months ended June 30, 2014 and 2013 was $31,100 and $54,300, respectively, which represents the change in fair value of the warrants and embedded conversion options associated with our convertible notes that were deemed to be derivative liabilities.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

The following table presents selected items in our unaudited condensed consolidated statements of operations for the six months ended June 30, 2014 and 2013, respectively:

	For The
	Six Months Ended
	June 30,
	2014	2013

Revenues	$-	$-

Operating Expenses
Research and development	545,412	193,806
Research and development - related party	611,203	402,629
Selling, general and administrative	633,305	127,853

Total Operating Expenses	1,789,920	724,288

Loss From Operations	(1,789,920)	(724,288)

Other (Expense) Income
Interest expense	-	(396,534)
Change in fair value of derivative liability	(16,400)	64,500

Total Other Income (Expense)	(16,400)	(332,034)

Net Loss	$(1,806,320)	$(1,056,322)

Research and Development

Research and development expense was $1,156,615 and $596,435 for the six months ended June 30, 2014 and 2013, respectively, an increase of $560,180, or 94%, primarily because the proceeds from our recent equity financing permitted us to expand our research and development expenses, including expenses associated with key patents entering the National Phase in a number of countries around the world.

Selling, General and Administrative

Selling, general and administrative expense was $633,305 and $127,853 for the six months ended June 30, 2014 and 2013, respectively, an increase of $505,452, or 395%, primarily as a result of legal and professional fees associated with our Share Exchange transaction, which was prepared for and closed in the current period.

Interest Expense

Interest expense for the six months ended June 30, 2014, and 2013 was $0 and $396,534, respectively. Interest expense during the six months ended June 30, 2013 was primarily related to the amortization of debt discount associated with our convertible notes.

Change in Fair Value of Derivative Liability

The change in fair value of derivative liability for the six months ended June 30, 2014 and 2013 was $(16,400) and $64,500, respectively, which represents the change in fair value of the warrants and embedded conversion options associated with our convertible notes that were deemed to be derivative liabilities.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	June 30,	December 31,
	2014	2013
	(unaudited)

Cash	$889,332	$28,878
Working capital deficiency	$(1,679,565)	$(697,334)

We have not generated any revenues since our inception, we have recurring net losses, we have a working capital deficiency as of June 30, 2014 and December 31, 2013 of $1,679,565 and $697,334, respectively, and we have used cash in operations of $2,149,810 and $340,090 during the six months ended June 30, 2014 and 2013, respectively. These conditions raise substantial doubt about our ability to continue as a going concern. Based upon our working capital deficiency and forecast for continued operating losses, we expect that the cash we currently have available will fund our operations through November 2014.

Our ability to continue our operations is dependent on management’s plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. We may need to incur additional liabilities with certain related parties to sustain our existence. If we were not to continue as a going concern, we would likely not be able to realize our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of our financial statements.

There can be no assurances that the Company will be successful in generating additional cash from equity or debt financings or other sources to be used for operations. Should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain or all operational activities and/or contemplate the sale of its assets if necessary.

During the six months ended June 30, 2014 and 2013, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the six months ended June 30, 2014 and 2013 in the amounts of $2,149,810 and $340,090, respectively. The net cash used in operating activities for the six months ended June 30, 2014 was primarily due to cash used to fund a net loss of $1,806,320, adjusted for net non-cash expenses in the aggregate amount of $59,425, and $402,915 of net cash used to fund changes in the levels of operating assets and liabilities, primarily as a result of payments to vendors due to improved cash availability. The net cash used in operating activities for the six months ended June 30, 2013 was primarily due to cash used to fund a net loss of $1,056,322, adjusted for non-cash expenses in the aggregate amount of $409,024 partially offset by $307,208 of net cash provided due to changes in the levels of operating assets and liabilities, primarily as a result of increases in accounts payable and accrued expenses, due to cash constraints during the period.

Net Cash Used in Investing Activities

Net cash used in investing activities was $2,582 for the six months ended June 30, 2014, which was related to purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2014 and 2013 was $3,012,846 and $210,000, respectively. The net cash provided by financing activities during the six months ended June 30, 2014 was attributable to $3,012,846 of net proceeds from our IPO (gross proceeds of $3,067,996 less $55,150 of issuance costs). The net cash provided by financing activities during the six months ended June 30, 2013 was attributable $210,000 of proceeds from the issuance of convertible notes.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Current Report on Form 8-K which was filed with the SEC on July 1, 2014. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

Recent Accounting Standards

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period,” (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification Topic No. 718, “Compensation - Stock Compensation” as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. We do not anticipate that the adoption of this standard will have a material impact on our condensed consolidated financial statements.

See the Notes to the Condensed Financial Statements within our Current Report on Form 8-K, which was filed with the SEC on July 1, 2014 for additional Recent Accounting Standards.

Significant Factors, Assumptions, and Methodologies Used in Estimating Fair Value of Common Stock

We performed valuations to estimate the fair value of our common stock during the first half of 2014 and during 2013. To determine the value of our common stock, we considered the following three possible valuation methods (1) the income approach, (2) the market approach and the (3) cost approach to estimate our enterprise value.

The income approach focuses on the income-producing capability of a business by estimating value based on the expectation of future cash flows that a company will generate – such as cash earnings, cost savings, tax deductions, and the proceeds from disposition. These cash flows are discounted to the present using a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation, and risks associated with the particular investment. The selected discount rate is generally based on rates of return available from alternative investments of similar type, quality, and risk.

The market approach valuation method measures the value of an asset or business through an analysis of recent sales or offerings of comparable investments or assets. When applied to the valuation of equity interests, consideration is given to the financial condition and operating performance of the entity being appraised relative to those of publicly traded entities operating in the same or similar lines of business, potentially subject to corresponding economic, environmental, and political factors and considered to be reasonable investment alternatives.

In addition to the income approach and market approach valuation methods, we also considered the cost approach as a valuation method. This approach measures the value of an asset by the cost to reconstruct or replace it with another of like utility.

We selected the Market Approach to estimate the fair value of the Common shares as the Company sold shares of Common Stock to third parties in 2014 and 2013.

•	During the year ended December 31, 2013, we entered into an agreement with a group of investors whereby, the investors purchased 735,327 units for cash proceeds of $551,497 at $0.75 per unit. Each unit consisted of 1 share of common stock and 1 five-year warrant, which entitles the holder to purchase 1 share of common stock at an exercise price of $0.75 per share.

•	During the six months ended June 30, 2014, we entered into an agreement with a group of investors whereby the investors purchased 4,090,661 units for cash proceeds of $3,067,996. Each unit was sold for $0.75 and consisted of 1 share of common stock and 1 five-year warrant, which entitles the holder to purchase 1 share of common stock at an exercise price of $0.75 per share.

Using an option pricing method and the relative fair values, we derived the implied equity value for the Common Stock based on the sale of the Units described above.

	Six months ended June 30, 2014			Year ended December 31, 2013
	Common Stock	Fair	Allocation	Common Stock	Fair	Allocation
	Equivalents	Value	%	Equivalents	Value	%

Common stock	4,090,661	$3,067,996	57%	735,327	$551,497	54%
Warrants	4,090,661	$2,320,054	43%	735,327	$470,800	46%

	Relative fair value of the common stock		$0.43	Relative fair value of the common stock		$0.40

There is inherent uncertainty in our forecasts and projections, and if we had made different assumptions and estimates than those described previously, the determined fair value of our common stock for either period could have been materially different.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our condensed consolidated financial statements in conformity with United States generally accepted accounting principles.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective.

In preparing our financial statements as of and for the year ended December 31, 2013, we identified control deficiencies in the design and operation of our internal control over financial reporting that together constituted a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weaknesses identified were that we did not have adequate accounting systems and our accounting staff was inadequate both in terms of the number of personnel and their expertise in U.S. GAAP and SEC rules and regulations. As such, our controls over financial reporting were not designed or operating effectively.

As of the date of this filing, we have taken steps to remediate this material weakness.  We have engaged the services of additional personnel with knowledge of U.S. GAAP and public company financial reporting expertise to enhance our financial management and reporting infrastructure, and further develop and document our accounting policies and financial reporting procedures.  As of the end of the period covered by our next Quarterly Report on Form 10-Q, we will test the effects of such remedies on the efficacy of our controls over financial reporting.

If we failed to remediate the material weakness or if in the future we fail to meet the demands that will be placed upon us as a public company, we may be unable to accurately report our financial results, or report them within the timeframes required by law or stock exchange regulations. Failure to comply with Section 404 of the Sarbanes-Oxley Act could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations of the Effectiveness of Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors.

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Current Report on Form 8-K which was filed with the SEC on July 1, 2014

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In July 2014, we issued 100,000 shares of common stock in lieu of cash payment for legal services.  For the issuance of these securities, we relied on the exemption from securities registration provided by Section 4(a)(2) of the Securities Act for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 15, 2014, we executed an amendment to the exclusive option agreement to negotiate a license for organ regeneration technology from Yeda Research and Development Company Limited (“Yeda”), a founder and shareholder of the Company, which extends the evaluation period through December 31, 2015. We have been informed that Yeda is currently investigating the scope of its rights and title to the patents and inventions that comprise the organ regeneration technology. The foregoing description does not purport to be complete and is qualified in its entirety by reference to the complete text of the amendment agreement, which is filed as an exhibit hereto and is incorporated herein by reference.

Item 6. Exhibits.

Exhibit
Number		Description
2.1	[1]	Share Exchange Agreement, dated June 30, 2014, by and between Cell Source, Ltd., and Ticket to See, Inc.
3.1	[2]	Certificate of Amendment to Articles of Incorporation of Ticket to See, Inc., dated May 20, 2014
3.2	[3]	Certificate of Amendment to Articles of Incorporation of Ticket to See, Inc., dated June 23, 2014
10.1	[1]	Form of Subscription Agreement
10.2	[1]	Form of Registration Rights Agreement
10.3	[1]	Form of Investor Warrant
10.4	[1]	Form of Researcher Company Warrant
10.5	[1]	Form of Company Warrant
10.6	[1]	Form of Lockup Agreement (included in Exhibit 2.1)
10.7	[1]	Research and License Agreement by and between Yeda Research and Development Company Limited and Cell Source Limited, dated October 3, 2011
10.8	[1]	Amendment to Research and License Agreement
10.9	[1]	Evaluation and Exclusive Option Agreement by and between Yeda Research and Development Company Limited and Cell Source Limited, dated Oct. 3, 2011 (included in Exhibit 10.7)
10.10	[1]	Second Amendment dated June 22, 2014 to Evaluation and Exclusive Option Agreement by and between Yeda Research and Development Company Limited and Cell Source Limited
10.11	*	Third Amendment dated August 15, 2014 to Evaluation and Exclusive Option Agreement by and between Yeda Research and Development Company Limited and Cell Source Limited
10.12	[1]	Consulting Agreement by and between Cell Source Limited and Professor Yair Reisner
10.13	[1]	Form of Amendment No. 1 to Registration Rights Agreement
10.14	[4]	Form of Consulting Agreement
10.15	[4]	Form of Consultant Warrant
31.1	*	Certificate of the Chief Executive Officer
31.2	*	Certificate of the Chief Financial Officer
32	**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	***	XBRL Instance Document
101.SCH	***	XBRL Schema Document
101.CAL	***	XBRL Calculation Linkbase Document
101.DEF	***	XBRL Definition Linkbase Document
101.LAB	***	XBRL Label Linkbase Document
101.PRE	***	XBRL Presentation Linkbase Document

	[1]	Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2014
	[2]	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 6, 2014.
	[3]	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 26, 2014.
	[4]	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 30, 2014.

	*	Filed herewith
	**	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise be subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
	***	Pursuant to Rule 406T of Regulation S-T, this XBRL related information shall not be deemed to be “filed” for purposes of
Section 18 of the Exchange Act, or otherwise be subject to the liability of that section, and shall not be deemed part of a registration statement, prospectusor other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELL SOURCE, INC.

Date: August 19, 2014	By:	/s/ Itamar Shimrat
Itamar Shimrat
Chief Executive Officer, Chief Financial Officer, President and Director
(Principal Executive and Financial Officer)

