Form 10-Q
period 2014-09-30
Cell Source, Inc.
filed 2014-11-14
CIK 1569340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 333-187049

CELL SOURCE, INC.

(Exact name of registrant as specified in its charter)

Nevada	32-0379665
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

65 Yigal Alon Street	67433
Tel Aviv, Israel	(Zip Code)
(Address of principal executive offices)

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

As of November 10, 2014, the registrant had 23,579,256 shares of $0.001 par value common stock outstanding.

CELL SOURCE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

CELL SOURCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)
Assets

Current Assets:
Cash	$104,087	$28,878
Prepaid expenses	92,720	-
Other current assets	73,848	63,337

Total Current Assets	270,655	92,215
Property and equipment, net	2,342	-
Total Assets	$272,997	$92,215

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable and accrued expenses	$54,096	$116,649
Accounts payable and accrued expenses - related party	134,407	441,700
Derivative liabilities	2,303,561	231,200
Total Current Liabilities	2,492,064	789,549

Commitments and contingencies (Note 8)	-	-

Stockholders' Deficiency:
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
no shares issued and outstanding at
September 30, 2014 and December 31, 2013	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized;
23,579,256 and 14,155,262 shares issued and outstanding at
September 30, 2014 and December 31, 2013, respectively	23,579	14,155
Additional paid-in capital	4,191,183	3,229,522
Accumulated deficit	(6,433,829)	(3,941,011)
Total Stockholders' Deficiency	(2,219,067)	(697,334)
Total Liabilities and Stockholders' Deficiency	$272,997	$92,215

See Notes to these Condensed Consolidated Financial Statements

CELL SOURCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues	$-	$-	$-	$-

Operating Expenses
Research and development	129,959	17,202	675,371	211,008
Research and development - related party	183,965	200,000	795,168	602,629
Selling, general and administrative	401,374	106,367	1,034,679	234,220

Total Operating Expenses	715,298	323,569	2,505,218	1,047,857

Loss From Operations	(715,298)	(323,569)	(2,505,218)	(1,047,857)

Other (Expense) Income
Interest expense	-	(96,133)	-	(492,667)
Change in fair value of derivative liabilities	28,800	-	12,400	64,500

Total Other Income (Expense)	28,800	(96,133)	12,400	(428,167)

Net Loss	$(686,498)	$(419,702)	$(2,492,818)	$(1,476,024)

Net Loss Per Share
- Basic and Diluted	$(0.03)	$(0.03)	$(0.12)	$(0.12)

Weighted Average Number of
Common Shares Outstanding
- Basic and Diluted	25,470,917	12,763,818	21,031,339	12,763,818

See Notes to these Condensed Consolidated Financial Statements

CELL SOURCE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2013	14,155,262	$14,155	$3,229,522	$(3,941,011)	$(697,334)

Issuance of common stock and warrants
for cash, net [1]	4,090,661	4,091	3,008,755	-	3,012,846

Reclassification of detachable warrants to
derivative liabilities	-	-	(1,499,000)	-	(1,499,000)

Shares retained by public company
stockholders in Share Exchange	5,000,000	5,000	(735,200)	-	(730,200)

Stock-based compensation	100,000	100	42,900	-	43,000

Cashless exercise of warrant	233,333	233	(233)	-	-

Reclassification of derivative liability
to equity	-	-	144,439	-	144,439

Net loss	-	-	-	(2,492,818)	(2,492,818)

Balance - September 30, 2014	23,579,256	$23,579	$4,191,183	$(6,433,829)	$(2,219,067)

[1] Net of $55,150 of issuance costs.

See Notes to these Condensed Consolidated Financial Statements

CELL SOURCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Nine Months Ended
	September 30,
	2014	2013
Cash Flows From Operating Activities
Net loss	$(2,492,818)	$(1,476,024)
Adjustments to reconcile net loss to net cash
used in operating activities:
Accretion of debt discount	-	477,367
Interest expense	-	2,800
Change in fair value of derivative liabilities	(12,400)	(64,500)
Depreciation	240	-
Stock-based compensation	43,000	-
Contribution of services by officers	-	76,990
Changes in operating assets and liabilities:
Prepaid expenses	(92,720)	-
Other current assets	(10,511)	35,342
Accounts payable and accrued expenses	(369,846)	589,184

Net Cash Used in Operating Activities	(2,935,055)	(358,841)

Cash Flows From Investing Activities
Purchase of propery and equipment	(2,582)	-

Net Cash Used in Investing Activities	(2,582)	-

Cash Flows From Financing Activities
Proceeds from issuance of convertible note	-	210,000
Proceeds from issuance of common stock and
warrants, net [1]	3,012,846	-

Net Cash Provided by Financing Activities	3,012,846	210,000

Net Increase (Decrease) In Cash	75,209	(148,841)

Cash - Beginning	28,878	161,323

Cash - Ending	$104,087	$12,482

Supplemental Disclosures of Cash Flow Information:
Non-cash investing and financing transactions:
Reclassification of warrants to derivative liabilities	$1,499,000	$-
Reclassification of embedded conversion options
to derivative liabilities	$-	$315,200
Reclassification of derivative liability
to equity	$144,439	$-

[1] Net of $55,150 of issuance costs.

See Notes to these Condensed Consolidated Financial Statements

CELL SOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization, Operations and Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial position of Cell Source, Inc. (“CSI” or the “Company”), formerly known as Ticket To See, Inc. ("TTSI"), as of September 30, 2014 and the condensed consolidated results of its operations and cash flows for the three and nine months ended September 30, 2014 and 2013. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the operating results for the full year. It is recommended that these condensed consolidated financial statements be read in conjunction with the financial statements and related disclosures of Cell Source Limited for the year ended December 31, 2013 which were included in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on July 1, 2014.

Organization and Operations

The Company is a Nevada corporation formed on June 6, 2012 under the name TTSI. Prior to the Share Exchange (as defined below), the Company did not have any significant assets or operations.

The Company is the parent company of Cell Source Limited, which was founded in Israel in 2011 in order to commercialize a suite of inventions relating to certain cancer treatments. Cell Source Limited’s target indications include treatment of lymphoma, multiple myeloma and BCLL (which is a common form of leukemia), facilitating transplantation acceptance (initially bone marrow transplantation and subsequently organ transplantation) and ultimately treating a variety of non-malignant diseases. Cell Source Limited’s lead prospective product is its patented Veto-Cell immune system management technology, which is an immune tolerance biotechnology that enables the selective blocking of immune responses. Cell Source Limited’s Veto-Cell immune system management technology is based on technologies patented, owned, and licensed to Cell Source Limited by Yeda Research and Development Company Limited, an Israeli corporation ("Yeda").

Share Exchange and Reorganization

On May 7, 2014, the Board of Directors and the majority stockholder of TTSI adopted resolutions approving an amendment (the "Amendment") of the Company's Articles of Incorporation to increase the number of authorized shares. Prior to the Amendment, the authorized shares of the Company consisted of 75,000,000 shares of common stock, $0.001 par value. The Amendment was filed with the Secretary of State of the State of Nevada on May 20, 2014, which increased the number of shares of common stock that the Company is authorized to issue from 75,000,000 shares to 200,000,000 shares. The Company also authorized 10,000,000 shares of preferred stock, par value $0.001, for designation in one or more series, with such designations, preferences and relative, participating, optional, or other special rights and qualifications, limitations, or restrictions thereof, as may, from time to time, be adopted by the Company's Board of Directors.

On June 23, 2014, the majority stockholder of TTSI adopted resolutions approving an amendment of the Company's Articles of Incorporation to change the name of the corporation from Ticket to See, Inc. to Cell Source, Inc. The Amendment was filed with the Secretary of State of the State of Nevada on June 23, 2014, which changed the name of the corporation from Ticket to See, Inc. to Cell Source, Inc., effective June 26, 2014. In connection with the name change, the trading symbol of the Company’s common stock was changed from TTSE to CLCS.

On June 27, 2014, CSI issued five-year warrants to purchase an aggregate of 2,000,000 shares of common stock at a price of $0.75 per share to consultants in exchange for consulting services previously provided to the Company. The exercise price issuable upon the exercise of the warrants will be subject to adjustment in the event that the Company issues any shares of common stock at a price lower than the exercise price of the warrants. Pursuant to the provision, at the date of issuance, the Company recorded these warrants as derivative liabilities at their fair value of $730,200. Any changes in the fair value of the warrants will be recognized in the Company’s condensed statements of operations in the period in which such change occurs.

CELL SOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization, Operations and Basis of Presentation – Continued

Share Exchange and Reorganization – Continued

On June 30, 2014 (the “Closing Date”), CSI entered into and closed a Share Exchange Agreement (the “Share Exchange Agreement”) with Cell Source Limited and 100% of the shareholders of Cell Source Limited (the “CSL Shareholders”) whereby Cell Source Limited became the wholly-owned subsidiary of CSI (the "Share Exchange"), and whereby the CSL Shareholders, transferred to the Company all 18,245,923 outstanding shares of Cell Source Limited’s ordinary shares (“CSL Ordinary Shares”) in exchange for an aggregate of 18,245,923 newly issued shares of the Company's Common Stock, par value $0.001 per share (the “Company Common Stock” or the "Common Stock"). The aggregate of 18,245,923 shares of newly issued Company Common Stock represents 78.5% of the 23,245,923 outstanding shares of Company Common Stock following the Closing Date. In addition, outstanding five (5) year warrants to acquire 4,859,324 CSL Ordinary Shares at an exercise price of $0.75 per share (the "CSL Warrants") were exchanged for newly issued warrants to purchase shares of Company Common Stock at $0.75 per share (the “Company Warrants”), which Company Warrants contain substantially similar terms as the CSL Warrants. In addition, outstanding seven-year warrants to acquire 2,043,835 CSL Ordinary Shares at $0.001 per share were exchanged for warrants to purchase shares of Company Common Stock at $0.001 per share (the “Researcher Company Warrants”), which Researcher Company Warrants contain substantially similar terms as their warrants to acquire CSL Ordinary Shares. The aggregate of 6,903,159 Company Warrants and Researcher Company Warrants represents 77.5% of the outstanding warrants to purchase Common Stock of the Company following the Closing Date.

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

Note 2 – Going Concern

The Company has not generated any revenues, has recurring net losses, a working capital deficiency as of September 30, 2014 and December 31, 2013 of approximately $2,221,000 and $697,000, respectively, and used cash in operations of approximately $2,935,000 and $359,000 for the nine months ended September 30, 2014 and 2013, respectively. In addition, as of September 30, 2014, the Company had an accumulated deficit of approximately $6,434,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

There can be no assurances that the Company will be successful in generating additional cash from equity or other sources to be used for operations. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary. Based on the Company’s current resources, the Company will not be able to continue to operate without additional immediate funding. Should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain or all operational activities and/or contemplate the sale of its assets if necessary.

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

Loss Per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. For the three and nine months ended September 30, 2014, warrants to purchase 2,043,835 shares of common stock were included in the loss per share denominator because their exercise price was determined to be nominal.

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	September 30,
	2014	2013

Warrants	6,459,324	-
Convertible notes	-	2,297,487
Total	6,459,324	2,297,487

Stock-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For non-employees, the fair value of the award is generally re-measured on financial reporting dates and vesting dates until the service period is complete. The fair value amount is then recognized over the period the services are required to be provided in exchange for the award, usually the vesting period. Because the Company’s common stock historically was not actively traded on a public market, the fair value of the Company’s restricted equity instruments are estimated based on the historical observations of cash prices paid for the Company's common stock.

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

The Black-Scholes option valuation model was used to estimate the fair value of the warrants and conversion options. The model includes subjective input assumptions that can materially affect the fair value estimates. The Company determined the fair value of the Binomial Lattice Model and the Black-Scholes Valuation Model to be materially the same. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the warrants or conversion options.

Conversion options are recorded as debt discount and are amortized as interest expense over the life of the underlying debt instrument.

Reclassifications

Certain prior period amounts have been reclassified for comparative purposes to conform to the fiscal 2014 presentation. These reclassifications have no impact on the previously reported net loss.

Recent Accounting Standards

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation." This ASU removes the definition of a development stage entity from the ASC, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, the ASU eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows, and stockholders’ equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. This ASU is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The Company elected to adopt this ASU effective with its Current Report on Form 8-K filed with SEC on July 1, 2014 and the adoption resulted in the removal of previously required development stage disclosures.

In June 2014, the FASB issued ASU No. 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period," ("ASU 2014-12"). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification Topic No. 718, "Compensation - Stock Compensation" as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company does not anticipate that the adoption of this standard will have a material impact on its condensed consolidated financial statements.

CELL SOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Significant Accounting Policies - Continued

Recent Accounting Standards - Continued

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15, which is effective for annual reporting periods ending after December 15, 2016, extends the responsibility for performing the going-concern assessment to management and contains guidance on how to perform a going-concern assessment and when going-concern disclosures would be required under U.S. GAAP. The Company has elected to adopt ASU 2014-15 effective with this Quarterly Report on Form 10-Q for the period ended September 30, 2014. The Company does not believe adoption of ASU 2014-15 will have a material effect on its condensed consolidated financial statements.

The Company has implemented all new accounting standards that are in effect and may impact its financial statements and does not believe that there are any other new accounting standards that have been issued that might have a material impact on its financial position or results of operations.

Note 4 - Fair Value

The Company determines the estimated fair value of amounts presented in these condensed consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the financial statements are not necessarily indicative of the amounts that could be realized in a current exchange between buyer and seller. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. These fair value estimates were based upon pertinent information available as of September 30, 2014 and 2013, plus December 31, 2013 and 2012, and, as of those dates, the carrying value of all amounts approximates fair value.

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

CELL SOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 - Fair Value – Continued

The following table summarizes the valuation of the Company’s derivatives by the above fair value hierarchy levels as of September 30, 2014 and December 31, 2013 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Warrant liability	$2,303,561	$-	$-	$2,303,561

Balance - September 30, 2014	$2,303,561	$-	$-	$2,303,561

Warrant liability	$231,200	$-	$-	$231,200

Balance - December 31, 2013	$231,200	$-	$-	$231,200

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

Assumptions utilized in the valuation of Level 3 liabilities are described as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Risk-free interest rate	1.43% - 1.68%	0.05% - 0.08%	1.43% - 1.73%	0.02% - 0.08%
Expected term (years)	4.08 - 4.84	0.00	4.08 - 5.00	0.00 - 0.50
Expected volatility	164%	65%	164% - 168%	65% - 99%
Expected dividends	0.00%	0.00%	0.00%	0.00%

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

During the nine months ended September 30, 2014, a warrant to purchase 400,000 shares of common stock was exercised. The warrant had an exercise date fair value of $144,439 which was credited to equity.

CELL SOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 - Fair Value – Continued

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all Level 3 liabilities measured at fair value on a recurring basis using unobservable inputs during the nine months ended September 30, 2014 and 2013:

	2014	2013

Balance - January 1,	$231,200	$38,300

Change in fair value of derivative liability	(12,400)	(64,500)

Value of warrants exercised	(144,439)	-

Issuance of derivative liability	2,229,200	434,200

Balance - September 30,	$2,303,561	$408,000

The Company’s significant financial instruments such as cash, accounts payable and accrued expenses were deemed to approximate fair value due to their short term nature.

Note 5 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
	2014	2013
	(unaudited)

Accrued fees and expenses	$19,382	$103,705
Accrued payroll	34,714	12,944
Total	$54,096	$116,649

Note 6 – Consulting Agreements – Related Party

On October 3, 2011, the Company entered into a definitive license agreement for Veto Cell technology and also an exclusive option agreement to negotiate an additional license for organ regeneration technology with Yeda Research and Development Company Limited (“Yeda”), a founder and shareholder of the Company. Yeda is the technology transfer and commercial arm of the Weizmann Institute of Science, for research conducted at the Weizmann Institute of Science for an invention comprising methods of bone marrow transplantation and cell therapy utilizing Veto-Cells. The evaluation period with respect to the option to license the organ regeneration technology originally expired on October 3, 2012 and had been previously extended to September 1, 2014. On August 15, 2014, the Company and Yeda executed an amendment to the exclusive option agreement to negotiate a license for organ regeneration technology which extends the evaluation period through December 31, 2015.

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

(Unaudited)

Note 6 – Consulting Agreements – Related Party - Continued

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

For the three and nine months ended September 30, 2014, the Company recorded a charge to operations of approximately $184,000 and $795,000, respectively, for this consulting arrangement. For the three and nine months ended September 30, 2013, the Company recorded a charge to operations of approximately $200,000 and $603,000, respectively, for this consulting arrangement. As of September 30, 2014 and December 31, 2013, approximately $134,000 and $442,000 has been accrued and is payable, respectively.

Note 7 – Stockholders’ Deficiency

Common Stock and Warrant Offerings

During the nine months ended September 30, 2014, the Company entered into an investment agreement with a group of investors. Pursuant to the agreement, the investors contributed to the Company aggregate net proceeds of $3,012,846 (gross proceeds of $3,067,996 less issuance costs of $55,150) in exchange for 4,090,661 units. Each unit was sold for $0.75 per unit and consisted of one share of common stock and an immediately vested five-year warrant to purchase one share of common stock at an exercise price of $0.75 per share. The warrants carried provisions that were deemed to be “down round” price protection features. As a result, during the nine months ended September 30, 2014, the Company reclassified $1,499,000 for the fair value of the warrants to derivative liabilities and will be marked to market for each reporting period.

Stock-Based Compensation

On July 7, 2014, the Board of Directors resolved to issue 100,000 shares of common stock to a service provider in connection with the June 30, 2014 completion of the Share Exchange. The Company recognized the $43,000 value of the award as stock-based compensation expense during the three months ended June 30, 2014, which was the service period. On July 29, 2014, the Company issued the 100,000 shares of common stock.

Stock Warrants

During the nine months ended September 30, 2014, the Company issued 233,333 shares of common stock to a warrant holder who elected to exercise a warrant to purchase 400,000 shares of common stock on a "cashless" basis under the terms of the warrant. The warrant had an exercise price of $0.75 per share and the intrinsic value of the warrant exercised was $420,000.

A summary of the warrant activity during the nine months ended September 30, 2014 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value

Outstanding, December 31, 2013	2,812,498	$0.21
Granted	6,090,661	0.75
Exercised	(400,000)	0.75
Forfeited	-	-
Outstanding, September 30, 2014	8,503,159	$0.57	4.9	$815,490

Exercisable, September 30, 2014	6,459,324	$0.75	4.5	$-

CELL SOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 – Stockholders’ Deficiency – Continued

Stock Warrants – Continued

The following table presents information related to stock warrants at September 30, 2014:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants

$0.001	2,043,835	-	-
$0.750	6,459,324	4.5	6,459,324
	8,503,159	4.5	6,459,324

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

Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed. There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows. As of September 30, 2014 and December 31, 2013, the Company has not accrued any amounts for contingencies.

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

Note Payable

Subsequent to September 30, 2014, the Company issued a six-month note payable in the principal amount of $50,000 to the Company’s Chief Executive Officer. The note bears interest at a rate of 6% per annum payable at maturity.

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

Overview

Cell Source, Inc. is a Nevada corporation formed on June 6, 2012 under the name Ticket to See, Inc. ("TTSI").  On June 30, 2014, TTSI, Cell Source Limited and 100% of the shareholders of Cell Source Limited entered into and closed a Share Exchange Agreement pursuant to which Cell Source Limited became the wholly-owned subsidiary of TTSI (the "Share Exchange").  In connection with the Share Exchange, on June 26, 2014, TTSI changed its name to “Cell Source, Inc.”

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

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

The following table presents selected items in our unaudited condensed consolidated statements of operations for the three months ended September 30, 2014 and 2013, respectively:

	For the
	Three Month Ended
	September 30,
	2014	2013

Revenues	$-	$-

Operating Expenses
Research and development	129,959	17,202
Research and development - related party	183,965	200,000
Selling, general and administrative	401,374	106,367

Total Operating Expenses	715,298	323,569

Loss From Operations	(715,298)	(323,569)

Other Expense
Interest expense	-	(96,133)
Change in fair value of derivative liability	28,800	-

Total Other Expense	28,800	(96,133)

Net Loss	$(686,498)	$(419,702)

Research and Development

Research and development expense was $313,924 and $217,202 for the three months ended September 30, 2014 and 2013, respectively, an increase of $96,722, or 45%, primarily because the proceeds from our recent equity financing permitted us to expand our research and development efforts, including expenses associated with key patents entering the National Phase in a number of countries around the world.

Selling, General and Administrative

Selling, general and administrative expense was $401,374 and $106,367 for the three months ended September 30, 2014 and 2013, respectively, an increase of $295,007, or 277%, primarily as a result of legal and professional fees associated with being a public company.

Interest Expense

Interest expense for the three months ended September 30, 2014 and 2013, was $0 and $96,133, respectively. Interest expense during the three months ended September 30, 2013 was primarily related to the amortization of debt discount associated with our convertible notes.

Change in Fair Value of Derivative Liability

The change in fair value of derivative liability for the three months ended September 30, 2014 and 2013 was a gain of $28,800 and $0, respectively, which represents the change in fair value of the warrants and embedded conversion options associated with our convertible notes that were deemed to be derivative liabilities.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

The following table presents selected items in our unaudited condensed consolidated statements of operations for the nine months ended September 30, 2014 and 2013, respectively:

	For The
	Nine Months Ended
	September 30,
	2014	2013

Revenues	$-	$-

Operating Expenses
Research and development	675,371	211,008
Research and development - related party	795,168	602,629
Selling, general and administrative	1,034,679	234,220

Total Operating Expenses	2,505,218	1,047,857

Loss From Operations	(2,505,218)	(1,047,857)

Other Expense
Interest expense	-	(492,667)
Change in fair value of derivative liability	12,400	64,500

Total Other Expense	12,400	(428,167)

Net Loss	$(2,492,818)	$(1,476,024)

Research and Development

Research and development expense was $1,470,539 and $813,637 for the nine months ended September 30, 2014 and 2013, respectively, an increase of $656,902, or 81%, primarily because the proceeds from our recent equity financing permitted us to expand our research and development efforts, including expenses associated with key patents entering the National Phase in a number of countries around the world.

Selling, General and Administrative

Selling, general and administrative expense was $1,034,679 and $234,220 for the nine months ended September 30, 2014 and 2013, respectively, an increase of $800,459, or 342%, primarily as a result of legal and professional fees associated with our Share Exchange transaction, which was prepared for and closed in the current period, and costs associated with being a public company.

Interest Expense

Interest expense for the nine months ended September 30, 2014, and 2013 was $0 and $492,667 respectively. Interest expense during the nine months ended September 30, 2013 was primarily related to the amortization of debt discount associated with our convertible notes.

Change in Fair Value of Derivative Liability

The change in fair value of derivative liability for the nine months ended September 30, 2014 and 2013 was a gain of $12,400 and $64,500, respectively, which represents the change in fair value of the warrants and embedded conversion options associated with our convertible notes that were deemed to be derivative liabilities.

Liquidity and Going Concern

We measure our liquidity in a number of ways, including the following:

	September 30,	December 31,
	2014	2013
	(unaudited)

Cash	$104,087	$28,878
Working capital deficiency	$(2,221,409)	$(697,334)

We have not generated any revenues since our inception, we have recurring net losses, we have a working capital deficiency as of September 30, 2014 and December 31, 2013 of approximately $2,221,000 and $697,000, respectively, and we have used cash in operations of approximately $2,935,000 and $359,000 during the nine months ended September 30, 2014 and 2013, respectively. These conditions raise substantial doubt about our ability to continue as a going concern. Based on our current resources, we will not be able to continue to operate without additional immediate funding.

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

During the nine months ended September 30, 2014 and 2013, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the nine months ended September 30, 2014 and 2013 in the amounts of $2,935,055 and $358,841, respectively. The net cash used in operating activities for the nine months ended September 30, 2014 was primarily due to cash used to fund a net loss of $2,492,818, adjusted for net non-cash expenses in the aggregate amount of $30,840, and $473,077 of cash used to fund changes in the levels of operating assets and liabilities, primarily as a result of payments to vendors due to improved cash availability. The net cash used in operating activities for the nine months ended September 30, 2013 was primarily due to cash used to fund a net loss of $1,476,024, adjusted for non-cash expenses in the aggregate amount of $492,657, partially offset by $624,526 of cash provided due to changes in the levels of operating assets and liabilities, primarily as a result of increases in accounts payable and accrued expenses, due to cash constraints during the period.

Net Cash Used in Investing Activities

Net cash used in investing activities was $2,582 for the nine months ended September 30, 2014, which was related to purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2014 and 2013 was $3,012,846 and $210,000, respectively. The net cash provided by financing activities during the nine months ended September 30, 2014 was attributable to $3,012,846 of net proceeds from our IPO (gross proceeds of $3,067,996 less $55,150 of issuance costs). The net cash provided by financing activities during the nine months ended September 30, 2013 was attributable $210,000 of proceeds from the issuance of convertible notes.

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

Recent Accounting Standards

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period," ("ASU 2014-12"). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification Topic No. 718, "Compensation - Stock Compensation" as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. We do not anticipate that the adoption of this standard will have a material impact on our condensed consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15, which is effective for annual reporting periods ending after December 15, 2016, extends the responsibility for performing the going-concern assessment to management and contains guidance on how to perform a going-concern assessment and when going-concern disclosures would be required under U.S. GAAP. We have elected to adopt ASU 2014-15 effective with this Quarterly Report on Form 10-Q for the period ended September 30, 2014. We do not believe adoption of ASU 2014-15 will have a material effect on our condensed consolidated financial statements.

See the Notes to the Condensed Financial Statements within our Current Report on Form 8-K, which was filed with the SEC on July 1, 2014 for additional Recent Accounting Standards.

Significant Factors, Assumptions, and Methodologies Used in Estimating Fair Value of Common Stock

We performed valuations to estimate the fair value of our common stock during the nine months ended September 30, 2014 and during 2013. To determine the value of our common stock, we considered the following three possible valuation methods (1) the income approach, (2) the market approach and the (3) cost approach to estimate our enterprise value.

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

•	During the year ended December 31, 2013, we entered into an agreement with a group of investors whereby, the investors purchased 735,327 units for cash proceeds of $551,497 at $0.75 per unit. Each unit consisted of 1 share of common stock and 1 five-year warrant, which entitles the holder to purchase 1 share of common stock at an exercise price of $0.75 per share.

•	During the nine months ended September 30, 2014, we entered into an agreement with a group of investors whereby the investors purchased 4,090,661 units for cash proceeds of $3,067,996. Each unit was sold for $0.75 and consisted of 1 share of common stock and 1 five-year warrant, which entitles the holder to purchase 1 share of common stock at an exercise price of $0.75 per share.

Using an option pricing method and the relative fair values, we derived the implied equity value for the Common Stock based on the sale of the Units described above.

	Nine Months Ended September 30, 2014			Year Ended December 31, 2013
	Common Stock	Fair	Allocation	Common Stock	Fair	Allocation
	Equivalents	Value	%	Equivalents	Value	%

Common stock	4,090,661	$3,067,996	57%	735,327	$551,497	54%
Warrants	4,090,661	$2,320,054	43%	735,327	$470,800	46%

	Relative fair value			Relative fair value
	of the common stock		$0.43	of the common stock		$0.40

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Controls

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

During the quarter ended September 30, 2014, we took steps to remediate this material weakness. We have engaged the services of additional personnel with knowledge of U.S. GAAP and public company financial reporting expertise to enhance our financial management and reporting infrastructure, and further develop and document our accounting policies and financial reporting procedures.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit
Number		Description
31.1	*	Certificate of the Chief Executive Officer
31.2	*	Certificate of the Chief Financial Officer
32	**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Schema Document
101.CAL	*	XBRL Calculation Linkbase Document
101.DEF	*	XBRL Definition Linkbase Document
101.LAB	*	XBRL Label Linkbase Document
101.PRE	*	XBRL Presentation Linkbase Document

	*	Filed herewith
	**	This certification is being furnished and shall not be deemed "filed" with the SEC for purposes of Section 18 of the
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

CELL SOURCE, INC.

Date: November 14, 2014	By:	/s/ Itamar Shimrat
Itamar Shimrat
Chief Executive Officer, Chief Financial Officer,
President and Director
(Principal Executive and Financial Officer)

