Form 10-K
period 2014-12-31
Cell Source, Inc.
filed 2015-03-13
CIK 1569340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number 333-187049

Cell Source, Inc.

(Exact name of registrant as specified in its charter)

Nevada	32-0379665
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

65 Yigal Alon Street

Tel Aviv Israel 67433

(Address of principal executive offices)

011 972 3 562-1755

(Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  ☐    Yes   ☑    No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☑    Yes ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☐ Yes ☑        No

Explanatory Note

Cell Source, Inc. is not subject to the filing requirements of section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), and files reports with the SEC voluntarily. Cell Source, Inc. has filed all Exchange Act reports for the preceding 12 months.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☑    Yes         ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K .   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) ☐ Yes ☑     No

As of June 30, 2014, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant was $25,600,967, based on the closing sale price as reported on the OTC Markets.

As of March 11, 2015, there were 23,579,256 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE – None.

CELL SOURCE, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

PART I

ITEM 1. BUSINESS.

Overview

TTSI Corporate History

Cell Source, Inc. (the "Company") is a Nevada corporation formed on June 6, 2012 under the name Ticket to See, Inc. ("TTSI"). Prior to the Share Exchange (as defined below), we did not have any significant assets or operations. Cell Source, Inc. is the parent company of Cell Source Ltd. ("Cell Source Israel"). Cell Source Israel was founded in Israel in 2011 in order to commercialize a suite of inventions relating to certain cancer treatments.

Share Exchange

On June 30, 2014 (the “Closing Date”), TTSI entered into and closed a Share Exchange Agreement (the “Share Exchange Agreement”) with Cell Source Israel and 100% of the shareholders of Cell Source Israel (the “CSL Shareholders”) whereby Cell Source Israel became the wholly-owned subsidiary of TTSI and TTSI changed its name to Cell Source, Inc. (the "Share Exchange"), and whereby certain CSL Shareholders, holding 18,245,923 of the outstanding shares of Cell Source Israel, transferred to the Company an aggregate of 18,245,923 shares of Cell Source Israel’s ordinary shares, each of nominal value of NIS 0.01 (“CSL Ordinary Shares”) in exchange for an aggregate of 18,245,923 newly issued shares of the Company's Common Stock, par value $0.001 per share (the “Company Common Stock” or the "Common Stock"). The aggregate of 18,245,923 shares of newly issued Company Common Stock represents 78.5% of the outstanding shares of Company Common Stock following the Closing Date. In addition, outstanding five (5) year warrants to acquire 4,859,324 CSL Ordinary Shares at an exercise price of $0.75 per share (the "CSL Warrants") were exchanged for newly issued warrants to purchase shares of Company Common Stock (the “Company Warrants”), which Company Warrants contain substantially similar terms as the CSL Warrants. In addition, outstanding warrants to acquire 2,043,835 CSL Ordinary Shares held by Dr. Reisner and Yeda were exchanged for warrants to purchase shares of Company Common Stock (the “Researcher Company Warrants”), which Researcher Company Warrants contain substantially similar terms as their warrants to acquire CSL Ordinary Shares. The aggregate of 6,903,159 Company Warrants and Researcher Company Warrants represents 77.5% of the outstanding warrants to purchase Common Stock of the Company following the Closing Date.

Cell Source Israel's Private Placement

Beginning in November 2013, Cell Source Israel collected and entered into a series of subscription agreements (the “Subscription Agreement”) with certain accredited investors (the “Investors”) in a private placement offering (the “Private Placement”). Cell Source Israel held closings of the Private Placement between December 9, 2013 through April 7, 2014, pursuant to which Cell Source Israel sold an aggregate of 4,759,324 Units (the "Units"), at a purchase price of $0.75 per Unit, for gross proceeds of $3,569,475. Each Unit consists of one (1) share of CSL Ordinary Shares and one (1) CSL Warrant. Each CSL Warrant entitled the holder to purchase one (1) share of CSL Ordinary Shares for a five (5) year period at an exercise price of $0.75 per share. In connection with the Private Placement, Cell Source Israel relied upon the exemption from securities registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 as promulgated under the Securities Act for transactions not involving a public offering.

Under the Subscription Agreement, the Investors were granted the following rights for a period of five (5) years commencing on the closing of the Private Offering: (i) in the event any shares of CSL Ordinary Shares or securities convertible, exchangeable or exercisable for CSL Ordinary Shares are issued at a price less than $0.75 per share (“Adjustment Event”), subject to certain adjustments, then additional CSL Ordinary Shares, or equivalents, will be issued to the Investors such that the aggregate holdings of the Investors is equal to the aggregate holding had such Investors initially purchased at the applicable lower price by which securities were issued in the Adjustment Event (except that certain issuances set forth in the Subscription Agreement would not be an Adjustment Event); and (ii) upon any financing by Cell Source whereby CSL Ordinary Shares or securities convertible into CSL Ordinary Shares are issued or sold (a “Subsequent Financing”), Investors have the right to participate in such Subsequent Financing (subject to customary exemptions).  The Investors were also granted the right to elect up to two (2) independent board members. On May 29, 2014, the majority of the Investors granted certain groups of shareholders the right to elect, subject to the closing of the Share Exchange Agreement, Yoram Drucker, Itamar Shimrat, David Zolty, Ben Friedman and Dennis Brown to the Board of Directors of the Company. Furthermore, pursuant to the Subscription Agreement, in the event that the Registration Statement is declared effective, the Company is obligated to issue to certain founders of Cell Source Israel (Isaac Braun, Saar Dickman, Itamar Shimrat and Yoram Drucker) warrants to purchase an aggregate of 3,000,000 shares of Company Common Stock at an exercise price of $0.75 per share, subject to the same adjustments and terms as the Company Warrants.

In connection with the Private Placement, Cell Source Israel also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Investors, pursuant to which Cell Source Israel agreed to file a registration statement (the “Registration Statement”), registering for resale (i) all CSL Ordinary Shares, or securities into which they were exchanged, that were included in the Units; and (ii) all CSL Ordinary Shares, or equivalent securities, issuable upon exercise of the Investor Warrants or upon exercise of warrants into which the Investor Warrants were exchanged.  The Company filed the Registration Statement on August 8, 2014 and it was declared effective by the Securities and Exchange Commission on November 10, 2014.

As a result of the Share Exchange, the Company assumed the obligations of Cell Source Israel under the Subscription Agreement and Registration Rights Agreement.

In July and August 2014, the Company, Cell Source Israel and the majority of the Investors entered into Amendment No. 1 (the “RRA Amendment”) to the Registration Rights Agreement in order to amend a definition in the Registration Rights Agreement to more accurately reflect the understanding of the parties.  Pursuant to the RRA Amendment, the definition relating to the deadline to file the Registration Statement was corrected such that the Company became obligated to file the Registration Statement on or prior to the 60th day after the closing of the Share Exchange Agreement (the “Registration Filing Date”).  The RRA Amendment did not change any other term of the Registration Rights Agreement, including the obligation of the Company to get the Registration Statement declared effective within 120 days of the Registration Filing Date.

The foregoing descriptions of the Private Placement and related agreements and transactions do not purport to be complete and are qualified in their entirety by reference to the complete text of such agreements.

Implications of being an Emerging Growth Company

As a company with less than $1.0 billion in revenue during our last fiscal year, we qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, or JOBS Act, enacted in April 2012. An “emerging growth company” may take advantage of reduced reporting requirements that are otherwise applicable to public companies. These provisions include, but are not limited to:

•	being permitted to present only two years of audited financial statements and only two years of related Management’s Discussion & Analysis of Financial Condition and Results of Operations in this report on Form 10-K;
•	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act;
•	reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and
•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We may take advantage of these provisions until the last day of our fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act of 1933, as amended, or the Securities Act, which such fifth anniversary will occur in 2018. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.0 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period.

We have elected to take advantage of certain of the reduced disclosure obligations and may elect to take advantage of other reduced reporting requirements in future filings. As a result, the information that we provide to our stockholders may be different than you might receive from other public reporting companies in which you hold equity interests.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that this decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Notwithstanding the above, we are also currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, nor a majority-owned subsidiary of a parent company that is not a smaller reporting company, and has a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. Some of the reduced disclosure and other requirements available to us as a result of the JOBS Act may continue to be available to us after we are no longer considered an “emerging growth company”. Specifically, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects.

Cell Source Israel Corporate History

Prior to the Share Exchange, Cell Source Israel was a privately held company located in Tel Aviv, Israel. Cell Source Israel was founded in 2011 in order to commercialize a suite of inventions that were the result of over ten (10) years of research at the Weizmann Institute of Science in Rehovot, Israel (“Weizmann Institute”). Pursuant to a Research and License Agreement by and between Cell Source Israel and Yeda Research and Development Company Limited ("Yeda"), dated October 3, 2011, as amended on April 1, 2014 (the “Yeda License Agreement”), Yeda, the commercial arm of the Weizmann Institute, granted Cell Source Israel an exclusive license to certain patents, discoveries, inventions, and other intellectual property generated (together with others) by Yair Reisner, Ph.D. (“Dr. Reisner”), head of the Immunology Department at the Weizmann Institute.

Our Business

We are a cell therapy company focused on immunotherapy and regenerative medicine. Our technology seeks to address one of the most fundamental challenges within human immunology: how to tune the immune response such that it tolerates selected desirable foreign cells, but continues to attack all other (undesirable) targets. In simpler terms, many potentially life-saving treatments have limited effectiveness today because the patient’s immune system rejects them. Today rejection is partially overcome using aggressive immune suppression treatments that leave the patient exposed to many dangers by compromising their immune system. The ability to overcome rejections without having to compromise the rest of the immune system may open the door to effective treatment of a number of severe medical conditions are characterized by this need. These include:

•	Haematological malignancies (leukemias, lymphomas, etc.). One of the most effective treatments for these conditions is bone marrow transplantation. However, this is a risky and difficult procedure primarily because of potential conflicts between host and donor immune systems.

•	Non-malignant haematological conditions (such as sickle cell anemia) which could also be largely treated by bone marrow transplantation if the procedure did not pose such threatening conflicts between host and donor immune systems.

•	Organ failure and transplantation. A variety of conditions can be treated by the transplantation of vital organs. However, transplantation is limited both by the problem of rejection and an insufficient supply of available donor organs.

Discussion

Haematological Malignancies

Haematological malignancies (blood cancers) comprise a variety of lymphomas and leukemias. A very important treatment protocol for these malignancies involves the use of hematopoietic stem cell transplantation (“HSCT”). To the best of our knowledge, approximately 50,000 bone marrow transplantations are performed annually worldwide (table below). Our technology will be immediately applicable to, at a minimum, the 47% of worldwide bone marrow transplants that are allogeneic (using cells taken from another individual).

Source: Worldwide Network for Blood and Marrow Transplantations

HSCT has a curative effect when successful. However, it is very risky. HSCT involves destroying the patient’s native immune system with radiation or chemotherapy (myeloablation) before the transplantation, and then suppressing immune response (immunosuppression) with drugs to manage the conflicts between host and donor cells, often for the rest of the patient’s life. Approximately 50% of all transplant patients die within two (2) years of transplantation due to either aggressive pre-transplant immune suppression or post-transplant complications such as infections.

Myeloablation and immunosuppression are dangerous and difficult to tolerate, especially in patients over age 50. Therefore HSCT has been largely off-limits to the older patient population and has traditionally been used only when said older patient is clearly terminal.

This means that:

a)	Many blood cancer patients are not candidates for the primary treatment (HSCT) that represents a potential cure;

b)	there is high mortality among those patients who are candidates for HSCT and do undergo the procedure; and

c)	those patients who successfully undergo and survive HSCT take dangerous, expensive, and quality-of-life reducing immunosuppression medications, typically for a prolonged period of time.

There is widespread awareness of the need for improved immune-system management technologies for HSCT – both to improve outcomes of transplantations that have already taken place and to make transplantation safe enough to become appropriate for older patients and those with earlier-stage diseases.

We aspire to use Veto-Cell technology to dramatically improve the outcomes of the allogeneic transplantations already being performed, and thereby to rapidly penetrate the current market. However, our target population greatly exceeds those patients who currently undergo HSCT, as the firm’s tolerizing technology could potentially make allogeneic transplantation an option for a much larger proportion of the diseased population. The following table shows the prevalence of the specific haematological malignancies on which we will focus:

Initial Malignancy Indications (note estimates for North America and EU only (1))	Prevalence (Number patients)	Annual Bone Marrow Transplantations
Non-Hodgkins Lymphoma	823,000	8,700
Multiple Myeloma	134,000	13,500
Chronic Lymphocytic Leukemia	117,000	1,500
Total	1,074,000	23,700

(1)    assumes European Union prevalence is approximately same as US

Source: Medtrack, Centers for Disease Control, Journal of Clinical Oncology.

For the purposes of this document, it is assumed that the immediate candidates for Cell Source-enabled HSCT will be the subset of cancer patients that today receive transplantations as part of their cancer treatment (rightmost column in table above). We believe that these patients will benefit from Veto-Cell adjunct therapy, as such therapy aspires to improve the success and reduce the risk and mortality of a procedure that they are having anyway. With time, as Veto-Cell treatment becomes more widespread and data is accumulated, we believe that the percentage of patients that will be referred for Veto-Cell enabled HSCT will increase significantly.

It is also important to note that incidence of these diseases is increasing, with up to a 77 percent increase in the number of newly diagnosed hematologic malignancies among the older population expected to occur over the next 20 years. See Mohamed L. Sorror et al., Long-term Outcomes Among Older Patients Following Nonmyeloablative Conditioning and Allogeneic Hematopoietic Cell Transplantation for Advanced Hematologic Malignancies, J. Am. Med. Ass'n, Nov. 2, 2011, at 1874.

HSCT Market Trends

There are four important market trends affecting the haematological malignancies market:

(1)	As noted above, increasing incidence of these disorders in the West, largely driven by the aging population.

(2)	Improvement and proliferation of HSCT treatments.

(3)	A “virtuous circle” of lowered death rate due to better transplantations leading to more aggressive focus on HSCT.

(4)	The growing use of “reduced intensity conditioning,” i.e., lower myoablative dosing, which makes the procedure more survivable for older patients.

The trends are highlighted on the above charts. The incidence (above left) of leukemias and other blood cancers has been rising. At the same time (above right) death rate from these conditions has been falling. The improving death rate is largely due to the proliferation of better HSCT techniques. (Source: Bell Potter Securities.)

These trends have led to, and been driven by, the increasing number of transplantations as shown in the graphic below. Note that the most significant growth since 2000 is in the area of allogeneic transplantations, including transplantations from unrelated donors (light-blue line).

However, despite the above trends, the use of HSCT, especially allogeneic, remains generally limited to younger, healthier patients because of the risks associated with the myeloablative treatments required to reduce the host immune response and Graft versus Host Disease (“GVHD”). This means that the “gold-standard” of treatment is largely unavailable to the age cohort that makes up the majority of sufferers of these diseases.

The Company aspires to addresses this issue in a distinctive manner by significantly reducing the need for myeloablative treatment and avoiding the risk of GVHD, thereby improving the outlook for allogeneic transplantations and enabling their use in a much larger population set.

Relevant Non-Malignant Diseases

While Hematological malignancies represent the Company's initial focus, the Company's selective immune response blocking technology may also be effective in treating certain non-malignant blood and immune system disorders. This would represent an additional growth opportunity for the Company.

The target non-malignant diseases are widespread. The Company's first non-malignant disorder target is expected to be sickle cell anemia. This is a serious and relatively common disease.

Sickle cell anemia can be treated by HSCT which replaces the defective bone marrow cells. However, because of HSCT’s riskiness, the procedure is currently used only in extreme cases. If successful in enabling safer HSCT, the Company will make this treatment available to a broader set of sickle cell anemia sufferers. As the therapy would be introduced in the form of bone marrow transplantation, we assume that only patients with relatively severe forms of the disease will initially be candidates. As such, only a minority of sickle cell anemia patients will be treatment candidates.

A second target within non-malignant disorders is support of organ transplantations (kidney, liver, etc.). Approximately 60,000 such procedures are conducted in North America and the EU each year. As with bone marrow transplantations, organ transplantations require substantial immunosuppression to prevent rejection. This ongoing treatment is dangerous, quality-of-life reducing, and costly. The Company's Veto-Cell technology can potentially be used to selectively reduce immune response to the transplanted organ, thus reducing the need for aggressive immunosuppression post transplantation.

Market Access and Channels

The market for transplantation therapies is relatively concentrated. There are approximately 1,400 transplantation centers worldwide, with the vast majority of them concentrated in the Americas (primarily North America) and Europe as indicated in the chart below.

Source: Worldwide Network for Blood and Marrow Transplantations

A relatively small subset of the above centers (often termed “Centers of Excellence”) tends to set the practice standards for the entire transplantation community. Therefore, as discussed in the Strategy section, the Company plans to focus its initial penetration strategy on a relatively small group of influential centers.

Reimbursement issues for our therapies are expected to be relatively straightforward. Once clinical effectiveness and regulatory approval are established, the value-proposition for payors and providers is expected to be clear and compelling. Issues connected with immunosuppression and rejection constitute a major component of bone marrow transplantation costs, and significant improvement in this area is expected to bring substantive cost-savings for payors.

Sector Focus

We are in the general space of cell therapies. This is an emerging field, described by industry analysts as having “Blockbuster potential for regenerative treatments in indications with high level of unmet need.” (Datamonitor.)

Within the cell therapy field, our initial focus is on allogeneic therapies (treatments using donor derived—as opposed to patient derived—cells), with a focus on haploidentical transplantations (transplantations that use cells from partially matched—as opposed to fully matched—donors and recipients). While potentially valuable, allogeneic therapies are relatively complex, risky, and expensive. A key driver of this complexity and associated costs is the conflict between host and donor immune systems, as discussed above.

Our technology, which in preclinical studies has shown the ability to enable tolerance of donor cells without affecting other immune processes, is fundamentally enabling. We expect it to significantly increase the safety, reduce the cost, and therefore broaden the scope of indications for such procedures.

Over time, we aspire to apply these technologies to autologous therapies (the processing and re-transplantation of an individual’s own cells) for example for the treatment of B cell malignancies. All of these treatments would take the form of non-invasive cell suspension treatments administered intravenously. The currently planned treatment modality of fully personalized medicine (i.e., using the patient’s own cells or those of a donor provided expressly by that patient) could, in some cases, eventually be supplanted by a more generic “off the shelf” modality offering which would be marketed as a pre-packaged suspension of cells and medium, taken and stored in advance for each cell “type” and then shipped to patients with the same “type” who have never met the donor. This delivery model is a longer term aspiration for us and is beyond the scope of our current market share projections.

Our Value Drivers

Our current positioning in the cell-therapy and cancer therapy value chain is typical of an early clinical stage company: developing, validating and attaining regulatory approvals for the various applications of our technology platforms. Going forward, once the products are commercialized, physician and patient interest in these treatments is expected to drive insurer reimbursement for patients – a key demand lever. The generic value chain for biotechnology development commences with an invention which is formulated, patented and successful in pre-clinical animal trials. We have already passed this stage with our core platforms (Veto-Cell and Organsource) for which we have an exclusive license to use (or exclusive option to license) from Yeda, the owner of these patents. The next steps in development include human trials (testing first safety and then efficacy). Finally, the offering earns regulatory approval and patient treatment, along with the ensuing revenues, can commence. This can be a particularly lengthy process in the United States and therefore some medical treatments are approved in Europe or Asia and generate revenues there prior to commencing U.S. sales. Recently passed “fast track” regulation in the U.S. is aimed at getting critical treatments for life threatening conditions to patients more quickly.

Our successful preclinical validation of the Megadose Drug Combination treatment and the Veto-Cell treatment involved basic laboratory research including both in-vivo (live) animal trials and in-vitro (in a glass dish) human cell trials. This validates the protocol prior to commencing human clinical trials. Human clinical trials fine-tune the treatment protocol and confirm both safety and efficacy in treating patents. In parallel, the patents on the core technology go into the national phase in various countries and are emended with claims associated with exact treatment protocols, bolstering the protection afforded by already issued patents on the base technology.

In some cases, successful biotech companies have been able to capitalize on positive human clinical results (even prior to full approval for patient treatment) by either signing lucrative non-dilutive distribution option deals or by being partially or fully acquired by larger market participants. There is no indication or assurance that we are currently under consideration for any option or acquisition deal.

We are poised to commence human trials for the Megadose Drug Combination treatment and concurrently finalize human treatment protocols and seek approval for the Veto-Cell based treatments.

We have had positive preclinical results for three of our cell therapy treatments and for our organ generation and regeneration treatments. Yeda, the proprietary owners of the patents underlying our technologies from whom we license our patents, has been granted patents for its original Veto-Cell and for organ generation. The revised versions of the veto cell, additional organs for “Organsource,” and the combination of the Megadose treatment with a currently FDA approved drug (as a combined treatment) are the subject of a pending patent that leverages the priority of the already granted parents for organ generation, Veto-Cell and Megadose, respectively. We plan to conduct human clinical trials with terminal patients in remission. If these trials are successful, they will demonstrate both safety (the patients survived and were not harmed) and initial indications of efficacy (there are signs of prolonging the progression free period).

Science and Technology Overview

Our Technology Portfolio is comprised of two proprietary platforms. All the patents are owned by Yeda, and we license them exclusively on a worldwide basis. The two platforms are: Anti Third Party Veto-Cell and Organsource. Each platform already has been granted patents and has further patents pending. The total relevant patent portfolio consists of 6 inventions, 17 patent families, 11 granted patents, one allowed patent, and a further 78 pending patents. The patents for the Veto Cell and Megadose Drug Combination and T-regulatory cells are already licensed. Those for the organ platform are covered under an exclusive option agreement whereby Cell Source has until December 31st, 2015 to decide whether it wants to license those patents. We currently license all of the patents related to our Anti Third Party Veto-Cell technology from Yeda. The key terms of the agreement pursuant to which we license all of Yeda’s patents related to our technology is set forth in the section entitled “Intellectual Property” herein. The license period (per product, per country) is for the full life of the patents, and expires at the later of the patent expiration date in that country or 15 years after the date that the FDA or local equivalent regulatory authority in each country approves that particular product for sale in that country. As long as Cell Source pays either a nominal license fee of $50,000 per year (total for use of all the products) or pays royalties on product sales on at least one product as per the license agreement, the license will remain in effect continuously and expire only with the expiration of the patent or 15 years after regulatory approval (later of the two) per product per country as described above. Cell Source voluntarily sponsors Research at the Weizmann Institute for the sake of developing its products and treatments from initial invention through to finalization of human treatment protocols. Cell Source has recently extended the initial research period, which terminated in October of 2014, for a further four years through October 2018.

Although Yeda has applied for and been granted various patents related to our technology, a granted patent only provides Yeda, and the Company by virtue of its exclusive license, the right to use the underlying invention. However, in order for our cell-therapy and cancer therapy to be legally sold and administered to patients, the FDA or similar regulatory agencies must approve its use. In other words, having a patent provides legal “freedom to operate” for a certain technology, and may provide the ability to prevent others from using the same technology without the patent holder’s permission. However, in order to legally manufacture and distribute products, a company must go through all of the typical approval steps delineated in the Overview section above.

The following sections provide an overview of each platform. Further information on the underlying science is available upon written request and the execution of an appropriate nondisclosure agreement.

Our primary focus is the Veto-Cell platform. When we licensed the Veto-Cell platform at our inception, we also were granted an exclusive option to license from Yeda the Organsource platform.

Our licensed technology portfolio consists of 6 inventions, 17 patent families, 11 granted patents 1 allowed patent and a further 86 pending patents. The patents for the organ regeneration platform are supported by Cell Source, but we have until the end of 2015 to determine whether we wish to license them. The following table lists the patents and patent applications that Yeda holds and which we have a license to use or an exclusive option to license for use in each of the below-referenced countries:

Cell Source currently licenses the following patents held by Yeda:

Name: VETO CELLS EFFECTIVE IN PREVENTING GRAFT REJECTION AND DEVOID OF GRAFT VERSUS HOST POTENTIAL

Country	Patent Number	Filed	Expires	Status	Assignee

USA (Basic)	6,544,506	05-Jan-2000	05-Jan-2020	Granted	Yeda Research and Development Co. Ltd.

USA (National Phase)	7,270,810	28-Dec-2000	1-Dec-2021	Granted	Yeda Research and Development Co. Ltd.

Europe	1244803	28-Dec-2000	28-Dec-2020	Granted	Yeda Research and Development Co. Ltd.

Israel	150440	28-Dec-2000	28-Dec-2020	Granted	Yeda Research and Development Co. Ltd.

Name: USE OF ANTI THIRD PARTY CENTRAL MEMORY T CELLS FOR ANTI-LEUKEMIA/LYMPHOMA TREATMENT

Country	Patent Number	Filed	Expires	Status	Assignee

USA	13/821,255	08-Sep-2011	08-Sep-2031	Pending	Yeda Research and Development Co. Ltd.

Japan	2013-527738	08-Sep-2011	08-Sep-2031	Pending	Yeda Research and Development Co. Ltd.

Canada	2,810,632	08-Sep-2011	08-Sep-2031	Pending	Yeda Research and Development Co. Ltd.

China	201180053858.9	08-Sep-2011	08-Sep-2031	Pending	Yeda Research and Development Co. Ltd.

Republic of Korea	2013-7008892	08-Sep-2011	08-Sep-2031	Pending	Yeda Research and Development Co. Ltd.

Israel	225102	08-Sep-2011	08-Sep-2031	Pending	Yeda Research and Development Co. Ltd.

Brazil	BR 11 2013 005756 4	08-Sep-2011	08-Sep-2031	Pending	Yeda Research and Development Co. Ltd.

Mexico	MX/a/2013/002668	08-Sep-2011	08-Sep-2031	Pending	Yeda Research and Development Co. Ltd.

Singapore	201301743-9	08-Sep-2011	08-Sep-2031	Pending	Yeda Research and Development Co. Ltd.

Europe	11773325.3	08-Sep-2011	08-Sep-2031	Pending	Yeda Research and Development Co. Ltd.

Hong Kong	14100513.2	08-Sep-2011	08-Sep-2031	Pending	Yeda Research and Development Co. Ltd.

Name: ANTI THIRD PARTY CENTRAL MEMORY T CELLS, METHODS OF PRODUCING SAME AND USE OF SAME IN TRANSPLANTATION AND DISEASE TREATMENT

Country	Patent Number	Filed	Expires	Status	Assignee

USA	14/343,053	06-Sep-2012	06-Sep-2032	Pending	Yeda Research and Development Co. Ltd.

Europe	12769743.1	06-Sep-2012	06-Sep-2032	Pending	Yeda Research and Development Co. Ltd.

Japan	2014-529143	06-Sep-2012	06-Sep-2032	Pending	Yeda Research and Development Co. Ltd.

Canada	2,848,121	06-Sep-2012	06-Sep-2032	Pending	Yeda Research and Development Co. Ltd.

China	201280054739.X	06-Sep-2012	06-Sep-2032	Pending	Yeda Research and Development Co. Ltd.

Australia	2012305931	06-Sep-2012	06-Sep-2032	Pending	Yeda Research and Development Co. Ltd.

Republic of Korea	10-2014-7009267	06-Sep-2012	06-Sep-2032	Pending	Yeda Research and Development Co. Ltd.

New Zealand	622749	06-Sep-2012	06-Sep-2032	Pending	Yeda Research and Development Co. Ltd.

South Africa	2014/01993	06-Sep-2012	06-Sep-2032	Pending	Yeda Research and Development Co. Ltd.

India	577/MUMNP/2014	06-Sep-2012	06-Sep-2032	Pending	Yeda Research and Development Co. Ltd.

Israel	231397	06-Sep-2012	06-Sep-2032	Pending	Yeda Research and Development Co. Ltd.

Russian Federation	2014110897	06-Sep-2012	06-Sep-2032	Pending	Yeda Research and Development Co. Ltd.

Brazil	BR 11 2014 005355 3	06-Sep-2012	06-Sep-2032	Pending	Yeda Research and Development Co. Ltd.

Mexico	MX/a/2014/002771	06-Sep-2012	06-Sep-2032	Pending	Yeda Research and Development Co. Ltd.

Singapore	11201400513P	06-Sep-2012	06-Sep-2032	Pending	Yeda Research and Development Co. Ltd.

Name: ANTI THIRD PARTY CENTRAL MEMORY T CELLS, METHODS OF PRODUCING SAME AND USE OF SAME IN TRANSPLANTATION AND DISEASE TREATMENT

Country	Patent Number	Filed	Expires	Status	Assignee

USA	13/126,472	29-Oct-2009	29-Oct-2029	Pending	Yeda Research and Development Co. Ltd.

Europe	09764302.7	29-Oct-2009	29-Oct-2029	Pending	Yeda Research and Development Co. Ltd.

Israel	212587	29-Oct-2009	29-Oct-2029	Pending	Yeda Research and Development Co. Ltd.

India	905/MUMNP/2011	29-Oct-2009	29-Oct-2029	Pending	Yeda Research and Development Co. Ltd.

China	200980153053.4	29-Oct-2009	29-Oct-2029	Pending	Yeda Research and Development Co. Ltd.

Russian Federation	2011121630	29-Oct-2009	29-Oct-2029	Granted	Yeda Research and Development Co. Ltd.

Name: UNIVERSAL DONOR-DERIVED TOLEROGENIC CELLS FOR INDUCING NON-SYNGENEIC TRANSPLANTATION TOLERANCE

Country	Patent Number	Filed	Expires	Status	Assignee

US	11/990,628	21-Aug-2006	21-Aug-2026	Granted	Yeda Research and Development Co. Ltd.

Europe	06796063.3	21-Aug-2006	21-Aug-2026	Pending	Yeda Research and Development Co. Ltd.

Europe (Divisional)	12161171.9	21-Aug-2006	21-Aug-2026	Pending	Yeda Research and Development Co. Ltd.

Israel	189688	21-Aug-2006	21-Aug-2026	Granted	Yeda Research and Development Co. Ltd.

Name: A COMBINATION THERAPY FOR A STABLE AND LONG TERM ENGRAFTMENT
Country	Patent Number	Filed	Expires	Status	Assignee

Singapore	11201403459X	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Mexico	MX/a/2014/007647	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Brazil	BR 11 2014 015960 2	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Russian Federation	2014128479	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Israel	233303	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

India	61/578,917	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

South Africa	2014/05071	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

New Zealand	627272	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Republic of Korea	61/578,917	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Australia	2012355990	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

China	61/578,917	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Canada	61/578,917	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Japan	61/578,917	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Europe	12859036.1	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

USA	14/367,917	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Name: A COMBINATION THERAPY FOR A STABLE AND LONG TERM ENGRAFTMENT USING SPECIFIC PROTOCOLS FOR T/B CELL DEPLETION
Country	Patent Number	Filed	Expires	Status	Assignee

Singapore	11201403456U	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Mexico	MX/a/2014/007648	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Brazil	BR 11 2014 015959 9	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Russian Federation	61/578,917	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Israel	233302	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

India	61/578,917	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

South Africa	61/578,917	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

New Zealand	627549	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Republic of Korea	61/578,917	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Australia	2012355989	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

China	61/578,917	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Canada	61/578,917	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Japan	61/578,917	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Europe	61/578,917	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

USA	14/367,923	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Cell Source currently has an option to license, and in the interim is fully funding the following patents:

Name: METHODS OF TREATING DISEASE BY TRANSPLANTATION OF DEVELOPING ALLOGENEIC OR XENOGENEIC ORGANS OR TISSUES

Country	Patent Number	Filed	Expires	Status	Assignee

Mexico	319957	04-Mar-2004	04-Mar-2024	Granted	Yeda Research and Development Co. Ltd.

Mexico (Divisional)	MX/a/2014/001950	04-Mar-2004	04-Mar-2024	Pending	Yeda Research and Development Co. Ltd.

Europe	2216033	04-Mar-2004	04-Mar-2024	Granted	Yeda Research and Development Co. Ltd.

Name: METHODS OF TREATING DISEASE BY TRANSPLANTATION OF ALLOGENEIC OR XENOGENEIC ORGANS OR TISSUES

Country	Patent Number	Filed	Expires	Status	Assignee

Europe	11179593.6	04-Mar-2004	04-Mar-2024	Pending	Yeda Research and Development Co. Ltd.

Name: THE USE OF DEVELOPING ALLOGENEIC OR XENOGENEIC ORGANS OR TISSUES FOR DISEASE TREATMENT

Country	Patent Number	Filed	Expires	Status	Assignee

Israel	170622	04-Mar-2004	04-Mar-2024	Pending	Yeda Research and Development Co. Ltd.

Name: METHODS OF KIDNEY TRANSPLANTATION UTILIZING DEVELOPING NEPHRIC TISSUE

Country	Patent Number	Filed	Expires	Status	Assignee

Israel	218961	01-Sep-2002	01-Sep-2022	Pending	Yeda Research and Development Co. Ltd.

Name: THERAPEUTIC TRANSPLANTATION USING DEVELOPING, HUMAN OR PORCINE, RENAL OR HEPATIC, GRAFTS

Country	Patent Number	Filed	Expires	Status	Assignee

USA	7,780,993	19-Jan-2005	23-Apr-2023	Granted	Yeda Research and Development Co. Ltd.

USA (Divisional)	12/777,292	19-Jan-2005	19-Jan-2025	Pending	Yeda Research and Development Co. Ltd.

Name: DISEASE TREATMENT VIA DEVELOPING NON-SYNGENEIC GRAFT TRANSPLANTATION

Country	Patent Number	Filed	Expires	Status	Assignee

USA	11/664,530	02-Oct-2005	02-Oct-2023	Allowed	Yeda Research and Development Co. Ltd.

Europe	1809734	02-Oct-2005	02-Oct-2025	Granted	Yeda Research and Development Co. Ltd.

Europe (Divisional)	11193959.1	02-Oct-2005	02-Oct-2025	Pending	Yeda Research and Development Co. Ltd.

Israel	182363	02-Oct-2005	02-Oct-2025	Pending	Yeda Research and Development Co. Ltd.

Name: MAMMALIAN FETAL PULMONARY CELLS AND THERAPEUTIC USE OF SAME
Country	Patent Number	Filed	Expires	Status	Assignee

USA	14/363,814	06-Dec-2012	06-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Europe	12813990.4	06-Dec-2012	06-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Japan	61/568,240	06-Dec-2012	06-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Canada	61/568,240	06-Dec-2012	06-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

China	61/568,240	06-Dec-2012	06-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Australia	2012348574	06-Dec-2012	06-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Republic of Korea	10-2014-7018702	06-Dec-2012	06-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

New Zealand	627071	06-Dec-2012	06-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

South Africa	02014/04958	06-Dec-2012	06-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

India	1366/MUMNP/2014	06-Dec-2012	06-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Israel	233022	06-Dec-2012	06-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Russian Federation	2014127338	06-Dec-2012	06-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Brazil	61/568,240	06-Dec-2012	06-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Mexico	MX/a/2014/006756	06-Dec-2012	06-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Singapore	11201402902V	06-Dec-2012	06-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Philippines	1-2014-501309	06-Dec-2012	06-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Platform I – Veto-Cell

Background

Our Veto-Cell technology is a next generation cell-therapy technology that enables the selective attenuation of the immune system. In other words, pre-clinical studies suggest that the treatment has the ability to reduce the immune response to selective “threats,” with low risk for adverse side effects.

What makes the Veto-Cell approach unique is the degree to which it leverages the inherent specificity of the human immune system. The immune system defends the body by creating a specific stream of T-cell clones for each of millions of individual threats. A given T-cell will attack only its specific target, ignoring all other threats. Our technology might enable the physician to selectively attenuate immune response, thus effectively “switching-off” an individual stream of T-cell clones without affecting any other such streams of T-cell clones dispatched by the immune system to attack unwanted incursions.

The technology is based on the discovery that certain T-cells have the property of attracting and proactively neutralizing immune attacks on them.

The technology has achieved distinctive results in animal live trial models. See, e.g., Thorsten Zenz, Exhausting T cells in CLL, Blood, Feb. 28, 2013, at 1485. If it succeeds in human clinical trials, we believe that it may have meaningful and potentially broad impact on the field of bone marrow transplantation:

1.	Significantly improve outcomes of transplantations by reducing host rejection rate of T-cell depleted bone marrow, markedly reducing both the risk of graft-versus-host-disease and the need for using aggressive amounts of immunosuppression medications. This would significantly reduce the bone marrow transplant mortality rate (currently 50%) and therefore lead to broader use of this treatment.

2.	Substantively increase the number of transplantations by enabling lower myeloablative conditioning and therefore making the therapy accessible to older and sicker patients (who today may not survive ablation).

3.	Further increase the number of transplantations by making transplantation appropriate for other indications (for which today transplantation would be considered an inappropriately risky treatment).

In addition, our Veto-Cell technology may possibly play a role in the treatment of a number of serious and currently poorly treated non-malignant diseases. Furthermore, initial animal trials have shown potential anti-lymphoma activity.

Mechanism

Our Veto-Cell is a CD8 central memory anti-3rd party T-cell that has five critical properties:

1.	It has an outer surface coating that triggers attack by specific host T-cells (and only those specific T-cells).

2.	It can annihilate an attacking T-cell without itself being damaged (specifically, it exposes or releases a death-signaling molecule when an attacking T-cell binds to it).

3.	It has been oriented to attack cells of a simulated third party (i.e., neither host nor donor) and thus exhibits markedly reduced risk of GVHD or graft rejection.

4.	It is long-lived and endures in the body for extended periods.

5.	It migrates to the thymus and lymph nodes.

The outcome is that when a large number of these cells are introduced into the body, they effectively eliminate the T-cell clones that the immune system dispatches to attack the desirable, transplanted bone marrow cells.

Thus, for example, if a population of Veto-Cells is derived from a donor, they will express the same peptide as do the donor’s cells. Therefore, the specific stream of host T-cells that would ordinarily attack the donor stem-cells, are instead directed to “decoy” Veto-Cells and disabled before they reach the transplantation.

Described in a Blood editorial as a “substantial advance in Cell Therapy," a notable characteristic of our Veto-Cell is that this mechanism is quite specific. Only those specific T-cell clones that were generated to attack cells from this specific donor are disabled. The rest of the immune system essentially remains intact.

This is in marked contrast with conventional immunosuppression which degrades the entire immune system and is therefore associated with severe risk of infection and, in the case of bone marrow transplantations, high mortality.

This effect is long-lived. Firstly, the Veto-Cells themselves are long-lived memory cells. Secondly, when infused with bone marrow cells the latter migrate to the thymus where, over time, they create a new “identity” in the host and initiate “chimerism,” where the host and donor cells peacefully co-exist. This chimerism has the effect of "educating" new T-cells being generated by the thymus to tolerate donor cells. This tolerance can become permanent.

Target Indications

Our Veto-Cell technology, an intravenously administered cell suspension, if successful, could initially be used in bone marrow and other transplantations associated with malignant disorders (i.e., cancers). At a later stage, Veto-Cell technology may be applied to selected non-malignant conditions. The following sections provide a brief overview of the use of the Veto-Cell technology in both of these scenarios.

i.	Bone Marrow Transplantation

In order to describe the effect of Veto-Cells in transplantation, it is helpful to first briefly review the state of the art:

In a conventional bone marrow transplant, the recipient first receives myeloablative conditioning – powerful chemotherapy and/or radiation therapy intended to destroy his/her own bone marrow cells. This has a threefold purpose:

1.	It destroys the host T-cells so they will not attack (reject) the donor bone marrow cells.

2.	It makes space in the host bone marrow for the new donor cells.

3.	It destroys diseased host blood cells so that they do not proliferate and cause relapse following the procedure.

In practice however, there are two major problems:

•	Host rejection – the myeloablative conditioning does not destroy all the host T-cells. Those that remain may aggressively attack the donor bone marrow cells before they can engraft.

•	“Graft versus Host Disease” (GVHD) –the transplanted cells include donor T-cells which recognize the host's body as foreign and attack it.

Both rejection and GVHD are potentially life-threatening complications in and of themselves and also lead to the use of dangerous and costly immunosuppression medications. The Megadose technology addresses the foregoing two problems by introducing an extremely large population of selected donor cells into the host. This overwhelms the remaining host immune system, and therefore, reduces the risk of rejection. It also reduces the risk of GVHD, as the donor cells are selected so as to minimize the number of accompanying T-cells.

Megadose is a well-developed technology and is now used in clinical treatments where a “mismatched” bone marrow blood cancer transplantation is in order.

ii.	Veto-Cell in Transplantation

The Veto-Cell technology is a next generation of the Megadose concept. In a transplantation scenario, a population of donor Veto-Cells is created to "escort" the bone marrow cells when they are transplanted. This population is created by identifying donor cells with Veto-Cell properties, exposing them to simulated 3rd party cells (i.e., selecting only those that react to a third person and therefore by definition will not react to either host or donor), and expanding their population in the lab.

The Veto-Cells are then introduced into the host along with the transplanted stem-cells. The host mounts its normal immune response to the donor cells by generating a population of T-cell clones that will bind to any cells expressing markers from this specific donor. In a conventional transplantation, these T-cells would bind to and destroy donor stem-cells thus causing rejection of the transplant.

However, when the transplantation is accompanied by large numbers of Veto-Cells, this rejection mechanism is “ambushed." Since the Veto-Cells express the same donor markers as the stem-cells, the host T-cell clones will attempt to bind to the donor-derived Veto-Cells as noted above, which act as decoys by attracting and then counterattacking and killing the clones before they ever reach the bone barrow transplantation.

iii.	Direct Anti-Cancer Effect

A further effect of Veto-Cells has been noted in mouse and in-vitro studies: donor Veto-Cells selectively attack host lymphoma malignant cells. This effect has been robust in animals, in fact completely eradicating lymphoma in mouse models (see Development Status section below).

The direct anti-cancer effect has been documented for several human B cell malignant lines, however, preliminary experiments with human anti-3rd party veto cells prepared in a slightly different protocol than that used for the mouse studies, indicate that further optimization and verification are required before killing fresh human B-CLL or myeloma tumor cells could become a feasible option.

If this effect transfers to human patients, it may have significant therapeutic value for the above disorders, which as noted hereafter in the Marketing Strategy section, are among the largest blood cancer markets.

iv.	In Non-Malignant Diseases

As discussed above, there are two major categories of non-malignant disorders that the Veto-Cell technology aspires to address: non-malignant hematological disorders and organ transplantations.

In the case of organ transplantations and congenital non-malignant hematological disorders, the goal of the veto cells is to enable transplantation (bone marrow or organ) by reducing host/donor immune system conflicts.

For example, in the case of congenital non-malignant diseases such as sickle cell anemia, the body’s bone marrow produces “flawed” cells. An effective treatment is HSCT which replaces the flawed host bone marrow with healthy donor cells. These cells then produce healthy blood cells, basically curing the anemia. As noted elsewhere however, today HSCT is a risky procedure because of the graft/host immune conflicts. It is therefore used infrequently to treat sickle cell disease. The Veto-Cell tolerizing technology would increase the target population for this treatment by significantly reducing these conflicts and by extension the procedure’s risk. Likewise, if permanent tolerance to donor hematopoietic cells is induced under safe conditions, the new immune status could permit acceptance of a kidney from the same donor, without further requirement for a toxic immune suppression currently used in organ transplantation. This means that patients who today are required to take expensive and sometimes debilitating anti-rejection medication daily for the rest of their lives would no longer have to do so.

Development Status

The Veto-Cell platform has been extensively tested by in vitro studies (on both human and mouse disease) and confirmed in animal trials. The results appear to be consistently effective.

1.	Immune-system management:

The following images show some example data from the Veto-Cell animal studies. Skin of black mice has been grafted onto the backs of white mice. The data show that T-cells from host and donor mice are fully coexisting in the treatment group using the Megadose treatment (“chimerism”). This is done using high levels of immune suppression that are associated with high mortality. Our Megadose drug combination aspires to produce the same results with lower, safer levels of immune suppression.

2.	Anti-lymphoma tumor cells action:

The anti- lymphoma tumor effect also appears to be consistently effective. The data below shows mice with non-Hodgkins lymphoma treated with Veto-Cell therapy.

The control group mice (A) have pronounced tumors by day 21, and have all died by day 28. By contrast, the Veto-Cell treatment group (B) show no tumor and all are still healthy by day 100.

We are less confident about the status of anti-human B-CLL as initial experiments in-vitro were not satisfactory as outlined in our progress report: “While marked progress has been made in developing a protocol for the generation of human Tcm either from normal donors or from B-CLL patients, the Tcm fail to kill autologous B-CLL tumor cells in-vitro. This problem might arise from the secretion of protective cytokines which can accumulate during the culture. This problem which is currently addressed as outlined below, can adversely affect our plans to start a clinical trial with autologous Tcm in patients with B-CLL.”

Administration

We envision that Veto-Cell therapy will be administered in an in-patient setting, typically as part of the existing preparation procedures for bone marrow transplantations. Blood will be taken from the donor. The frozen blood will be sent to a regional Company center where the Veto-Cells will be developed and expanded – a process that lasts up to two weeks. The Veto-Cells will then be sent to the transplantation center where they will be infused to the patient intravenously along with the transplantation.

Patent Status

The original Veto-Cell is protected by five granted patents and multiple additional pending patents in various countries. The patent for the current central memory or Tcm Veto-Cell, which is slated for human clinical trials, is still pending; however, the patent benefits from the priority of the previous Veto-Cell patents because these earlier versions act as “prior art” thereby bolstering the current patent application. The patents provide coverage on the Veto-Cell technology as discussed in the IP section below.

Development Roadmap

The Veto-Cell platform roadmap comprises three main programs as outlined in the table below. The specific clinical trials planned for each are detailed in the Clinical Trials section of this document.

Offering	Objective	Major Activities	Estimated start date
Megadose drug combination (a distinct treatment from the Veto platform)	Validate and introduce new commercial treatment to increase engraftment of allogeneic bone marrow transplantations	1. Regulatory approval and treatment protocols 2. Conduct human clinical trials 3. Develop plan for commercial exploitation	• Commence a formal company-sponsored Phase I/II clinical trial by the end of 2015 • Interim analysis within 18 months thereafter

Anti-lymphoma veto cell	Validate the possibility of introducing commercial Veto-cell treatment for lymphoma, multiple myeloma and B-cell chronic lymphocytic leukemia (BCLL) based on autologous transplantation

4.    Define feasibility of using human veto cells for killing fresh CLL tumor cells ex-vivo or in experimental mouse models

5.    Develop large scale production protocol (GMP process)

6.    Conduct human clinical trials to validate safety and efficacy

• Protocol validation and production process development already underway • If preclinical studies are successful , human trials would be the next step
Anti-rejection veto cell	Validate and introduce commercial Veto-cell therapy for reducing rejection in allogeneic bone marrow transplantation for blood-cancers	7. Develop large scale production protocol (GMP process) 8. Conduct human clinical trials to validate safety and efficacy

•     Production process development already underway

•     Production process for this Investigational New Drug (IND) may be approved in 18-24 months, Human trials may be approved in 24-30 months depending on regulatory approval cycle

Platform II – Organsource

Overview

Organsource is Yeda's patented technology, as referenced above. Yeda has been granted patents in the United States and Europe. Organsource addresses the growing shortage of organs for human transplantation. Cell Source has an exclusive option to license this technology, which option has been extended until December 31st, 2015.

The key discovery has two elements:

•	Embryonic tissue (taken from an animal or human fetus during gestation), which can be identified as organ precursors that will grow into specific organs (e.g., kidney, liver, pancreas), can be harvested at a very specific moment in the gestation period where they have just then become “committed” organ precursors and thus have not yet begun to generate the acute levels of rejection otherwise typical for xenotransplant (i.e., between species) which have been problematic in other earlier studies transplanting porcine tissue into humans.

•	These pre-organs can be successfully transplanted into a host, even of another species, and grow into functional organs in the host with only the level of organ rejection associated with an allogeneic organ donor, which can currently be managed through medication. Incidentally, this post transplantation rejection could potentially be further reduced by using Veto-Cells.

This means that porcine embryonic tissue can potentially become a source for human organ replacement. We intend to exercise our option to license this technology and intellectual property.

Background

The main focus of the Organsource work to date has been demonstrating that organ precursor tissue can be successfully transplanted into both rodents and primates from pigs.

Pigs have long been considered the ideal source of organs for human transplantation for two reasons:

•	Their organs are similarly sized to humans, and

•	They have large litters so can provide extensive supply (unlike for example monkeys).

However, others’ previous experimental efforts to transplant porcine organs into primates have shown only limited success because a certain marker on pig blood vessels causes a hyper-immune response in primates (which, for example, have immediately killed organ recipients in trials with monkeys).

Mechanism

The Organsource technology avoids the hyper rejection problem by extracting embryonic pig tissue in a highly specific development window. Cells within this momentary window can grow inside the host using blood vessels of the host, not donor, origin. Therefore, they do not trigger the host hyper-immune response. However these embryonic organ precursors have developed sufficient organ differentiation to act as pre-organs in the host, and they grow into functional developed organs, in the case of primates, within a few months.

Specifically, a mouse with Type 1 diabetes received a transplanted porcine pre-pancreas, which grew into a full sized pancreatic organ largely composed of beta cells which secrete insulin, thus effectively treating diabetes in the mouse. Similar results have also been achieved in monkeys.

Target Indications

Organsource could theoretically provide a significant new source of transplantation organs for major human organ needs.

Work so far indicates positive results for growing a pancreas to replace one in which beta cells have been chemically disabled leading to a disease similar to that found in Type 1 Diabetes.

Development Status

Organsource is at an early stage of development relative to the Veto-Cell platform. However, in-vitro results and animal trials have shown positive progress. For example:

•	Porcine spleen tissue was successfully implanted into a mouse, effectively treating hemophilia.

•	Embryonic lung cells have shown effectiveness in repairing injured mouse lungs and are currently being tested on cystic-fibrosis mice. In principal, these could potentially be used to effectively treat several major lung diseases.

•	Porcine pancreatic cells were successfully infused into monkeys where they effectively corrected chemically induced diabetes. The chart below shows exogenous insulin requirements of the subject animal (vertical axis) as a function of the number of days following the transplantation (horizontal axis).

Note that within days of the transplantation, the insulin requirements drop sharply, indicating that the porcine cells are now producing insulin in the monkey, and 10 months after transplantation the monkey is diabetes free. Considering that in these experiments the recipient body weight is small, and a large dose of tissue was used for transplantation, it could be argued that our approach might not be feasible for treating large human adults. In other words, the number of porcine pancreases required for the dosage for treating a large human being may prove to be prohibitive.

Administration

Administration of Organsource is may be less invasive than a typical organ transplantation procedure. In the case of smaller organs such as the pancreas, Organsource transplantation requires only a relatively minor procedure. This is because precursor cells rather than full grown organs are being introduced.

Since the embryonic implants can promptly attract blood vessels they therefore can be placed in sites in the body nearer to the surface of the skin instead of deeper internal sites such as the pancreatic cavity.

Patent status

U.S. patents have been granted for both porcine and human liver and another U.S. patent has been allowed for porcine pancreas generation. A Mexican porcine tissue and European patents for porcine pancreas and lung generation have also been granted. Patents for heart generation are also pending. There is also a patent pending for repairing existing lung tissue using human embryonic cells.

Development Roadmap

Our Organsource roadmap is to continue animal testing in vivo, with an eventual aspiration to human trials. Current animal tests attempt to regenerate healthy lungs in mice that with diseased lungs. Cell Source also aspires to refine the process of and specific tissue doses required for regenerating pancreases in monkeys and to address organ rejection in such pancreatic procedures. Preliminary human trials, which are most likely at least 2-3 years away, will probably be focused on using human embryonic cells to regenerate healthy lung tissue, as a proof of concept to eventually effectively treating diseased lungs.

Products and Services

Currently, we do not have any products, and there is no assurance that we will be able to develop any products.

Our initial products will likely be based on the Veto-Cell platform. We are also about to commence human trials for a new product that combines Dr. Reisner’s existing Megadose technology with an existing generic FDA approved drug. This combination of products has a potential to be an early source of revenues. We expect that spontaneous trials on compassionate grounds by a University using technology which we license from Yeda will commence in 2015 and Company sponsored trials will commence in 2016. Additionally, the Organsource platform may potentially generate products and revenues in the longer term.

The following products are currently planned and represent most of the projected revenues presented in the financial section:

1.	“Anti-rejection” veto-cell tolerance therapy for both matched and mismatched allogeneic bone marrow transplantations. This is our flagship (as an initial platform for increasing transplantation success) and is focused on allogeneic bone marrow transplantations.

Treatment will comprise a course of infusions of Veto-Cells derived from the donor and processed in a Company facility that will be accessible to the transplantation center at the time of transplantation.

2.	“Anti-cancer” veto-cell therapy for lymphoma, multiple myeloma and BCLL. This is an intravenous cell-suspension-based cell-therapy focused on lymphocyte cancers.

This therapy will comprise a course of infusions derived from the patient’s own blood and prepared for autologous transplantation. (In cases of allogeneic transplantation, donor cells will be used.) This treatment exploits the observed effect that Veto-Cells tend to selectively attack lymphoma cells that is described in the Technology section.

3.	Veto-Cell tolerance therapy for non-malignant disorders. This is the application of Veto-Cell technology to treatment of non-malignant (i.e., non-cancerous) diseases. As discussed in the Technology section, a custom treatment would be developed for each selected disorder.

Target indications for Veto-Cell therapy for nonmalignant disorders are likely to be: tolerizing therapy for allogeneic transplantations for sickle cell anemia and aplastic anemia (by using bone marrow transplantations as referenced in no. 2 above) and tolerizing therapy for conventional organ transplantations.

Our Overall Development Status and Future Development Program

Prior to commercializing its products, the Company must conduct human clinical trials and obtain FDA approval and/or approvals from comparable foreign regulatory authorities.

Generally speaking, as a preclinical biotechnology firm, Cell Source needs to go through several necessary steps in order to commercialize its products and commence revenue generation. These steps are per product, but can run in parallel for multiple products, which are each in different stages of the development “pipeline”, so that, for example, when a certain product is already in a human clinical trial, another product may still be in preclinical development and a third may be awaiting regulatory approval to commence human trials. These can also take place in parallel, and varied stages, for the same product in different geographic jurisdictions. The typical steps per product (and range of time frame for each) are:

1.	Complete development of human treatment protocol (2-5 years)

2.	Apply for and receive approval to commence human trials (9-18 months)
3.	Recruit patients (1-6 months)
4.	Conduct Phase I trials showing safety of product (1-2 years)
5.	Apply for and receive approval to conduct trials showing product efficacy (6-12 months)
6.	Data collecting and analysis (6-12 months)
7.	Conduct Phase II efficacy trials (2-3 years)
8.	Data collecting and analysis (6-12 months)
9.	Apply for and receive approval to conduct trials showing efficacy in larger numbers of patients (6-12 months)
10.	Conduct Phase III efficacy trials with larger numbers of patients (2-4 years)
11.	Data collecting and analysis (6-12 months)
12.	Apply for and receive approval for production scale manufacturing facilities (6-12 months)
13.	Contract third party or establish own production facilities (6-30 months)
14.	Contract third party or establish own distribution platform (6-18 months)
15.	Commence manufacturing and distribution (6-12 months)

Notably, steps 12-15 can be conducted in parallel with some of the steps above. In the case of Cell Source and other firms that treat terminal patients with either rare diseases or those for which there is currently no effective treatment, or where preclinical studies indicate a reasonable expectation to increase life expectancy and survival rates by a substantive margin, several of these steps can be combined and or shortened, subject to regulatory discretion. For example, Phase I and II (safety and efficacy) can be combined in a single concurrent step; approvals for subsequent steps can be accelerated; in some countries patients can already be treated commercially after the end of Phase II, foregoing the requirement for Phase III data.

The specific detailed next steps the company must take to get the treatments or products to market include the following:

In the case of the Megadose Drug Combination, the Hematology and Bone Marrow Transplantation Unit of the University of Parma in Italy on May 14, 2014 requested and on October 23, 2014 obtained approval from the Italian Medicine Association (the Italian equivalent of the US FDA) to conduct human clinical trials using the “Megadose + Drug Combination”. While this is a small initial study conducted solely by the University of Parma, the protocol employs the specific technology which is licensed by Cell Source from Yeda Research and Development Limited. The University of Parma on May 14, 2014 filed an investigational new drug application (IND) in Italy, which IND was approved on October 23, 2014. Our final human treatment protocols for Veto cell treatments are still under development. For this reason, Cell Source has yet to file an IND for the Veto Cell treatment. Furthermore, the organ regeneration dosages and final animal protocols are still under development and will therefore require significant further development prior to filing an IND for the organ regeneration products. Furthermore, we have not submitted any drug applications to the FDA and do not have anything pending for approval with the FDA. Cell Source itself has not had any contact with any regulator anywhere regarding treatment approvals or clinical trials associated with regulatory approvals. We are aware that the aforementioned hospital in Italy has independently requested approval to conduct a trial with the same protocol that we plan to use, but we are not mentioned in the application, nor in the approval. However, we may indirectly benefit from the outcome of the trial, if successful, although we are not the sponsor of this trial. There are no written or verbal agreements between the hospital and Cell Source regarding the use of the technology. That said, Cell Source is aware and in favor of the hospital plans to use the technology and would find a positive initial outcome encouraging. Since the treatment is being done on compassionate grounds as a non-commercial clinical trial, there is no legal requirement for the hospital to obtain approval to use the treatment protocol.

Cell Source then plans to commence a follow-on full Phase I/II study in Parma, Italy that is meant to demonstrate safety and efficacy and is anticipated to last between 2 and 3 years. The local regulator will then determine whether the product will then be made available for sale, or whether it will require a Phase III study. Since the product involves treatments that are already in the clinic but in combination in a new way, and since Cell Source aspires to demonstrate a significant increase in survival rates, this treatment may conceivably be made available commercially on a “compassionate grounds” basis immediately following the conclusion of Phase I/II, which could be in 2019. In the event that a full Phase III study is required, a further 2-3 years may be required.

For the Veto-Cell applications for reducing rejection in Bone Marrow Transplants and for eradicating lymphoma cells, Cell Source expects to commence a Phase I/II human clinical study in Italy, and subsequently in Germany, starting sometime in 2016. Since this technology does not involve elements that are already in clinical use, Cell Source anticipates that Phase I/II studies will last until 2018 until 2019. These would be followed by completion of Phase II and Phase III, which would last another 2-3 years each, so that full approval, if successful, would be expected sometime in 2024. In Germany there is a possibility of approval for commercial use on a “compassionate grounds” basis at the end of Phase II, which could take place by 2022. In the US, Cell Source may or may not be permitted by the FDA to submit European trial results as “supporting data”. If not, Cell Source would have to go through the full FDA approval process, which, commencing in 2015, would last until between 2021 and 2023 for the Megadose Drug Combination. For the Veto-Cell this would commence in 2016 or 2017 and could last until 2024 to 2025. It is possible that Cell Source treatments could qualify for any or all of Fast Track, Breakthrough Therapy, Accelerated Approval and Priority Review designation under the FDA, which would hasten their approval if successful.

The costs for each step of development, in terms of clinical trials, are delineated below:

Cell Source estimates the cost of clinical trials alone to be up to $5 million over the coming two years and another $25-50 million in order to reach commercialization for both the Megadose Drug Combination and the Veto-Cell products. This would mean that Cell Source will need to secure one or more significant capital infusions in order to reach the point that meaningful revenues could be generated.

The following table summarizes the development plan for the coming few years:

Competition

The development and commercialization of new cell therapies is highly competitive. Our products are focused on treatment of blood cancers, non-malignant blood disorders and organ transplantations. Various products are currently marketed for the treatment of blood cancers. A number of companies are also developing new treatments. In addition to competition from a variety of other nascent unconventional medical treatments, we also face competition from established pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions worldwide. For instance, our competitors include the technology developed by Micromet, Inc., which was since acquired by Amgen Inc. and the CAR (Chimeric Antigen Receptor) technology currently being developed by Kite Pharma, Inc. in collaboration with Amgen, Inc. and by Novartis..

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Earlier stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. While our commercial opportunities may be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects or are less expensive than our own products, we believe that if our human trials show efficacy at the same levels of our animal trials, we would have the potential to develop at least a niche market share.

We expect that our ability to compete effectively will depend upon our capacity to:

•	successfully and complete adequate and well-controlled clinical trials that demonstrate statistically significant safety and efficacy and to obtain all requisite regulatory approvals in a timely and cost-effective manner;

•	effectively use patents and possibly exclusive partnership agreements with important treatment facilities to maintain a stable competitive stance for our Technology;

•	attract and retain appropriate clinical and commercial personnel and service providers; and

•	establish adequate distribution relationships for our products.

Failure in efficiently developing and executing these capabilities may have an adverse effect on our business, financial condition or results of operations.

Strategy Overview

Our strategy is based on two underlying drivers: (a) that animal studies show Veto-Cell technology to be consistently effective; and (b) that the lead indications (certain blood cancers) are relatively common, have high mortality and have limited treatment options today.

Based on the foregoing drivers, we have developed a business plan with the objective of obtaining regulatory approvals and subsequently launching product sales with a focus on Europe, Asia and the United States.

Key Strategy Elements

We are pursuing a staged entry strategy. The first several years will be narrowly focused, both in terms of market segments (Lymphoma, 3rd party clinical trials and bone marrow transplantation) and products (Megadose drug combination and then, hopefully, our Veto-Cell platform).

Subsequently, we plan to broaden the segmentation strategy to include additional bone marrow transplantation indications as well as selected genetic non-malignant diseases. The product strategy may also be broadened to include the Organsource platform.

Our strategy can be summarized as follows:

Strategy Element	Introductory period (years 1 -3 post FDA approval)	Years 4+
Market Segments	• Lymphomas and BCLL • Other bone marrow transplantation in acute fatal conditions with no current medical treatment	• Lower criticality/higher volume segments (non-malignant diseases)
Product Rollout	• Autologous Veto-Cell therapy for lymphocyte cancers • Allogeneic Veto-Cell therapy for bone marrow transplantation tolerance	• Veto-Cell therapy for additional transplantation indications • Veto-Cell therapy for non-malignant disorders • Trials of Organsource platform
Customer/ Geographic Focus	• North America • Western Europe • China	• North America, Western & Eastern Europe, Russia, Brazil, selected Asian markets
Channels/Go to Market	• Direct relationships with leading transplantation centers	• Additional relationships with leading oncologists • Sponsored conferences for oncologists and transplantation providers in key regions
Pricing	• Consistent with other cell therapy offerings currently associated with transplantations	• Potentially higher volume, lower cost for “off the shelf” offerings
Operations	• Three operating centers : • US East Coast • US West Coast • Western Europe • Operating centers in lab-space leased from major transplantation centers.	• Eight operating centers • US East & West Coasts, Western Europe, Russia, Brazil, Japan, China, Australia/New Zealand • Operating centers in company-owned facilities

Segment Selection

Within the general market for immune therapies, we have selected target market segments (i.e., medical conditions) for initial focus based on two (2) key criteria:

1.	Severity of medical need: degree of severity of the indication and the effectiveness of existing treatments. These criteria help determine the proper regulatory pathway.

2.	Technology relevance: relative value of the ability to manage immune response to the treatment of a given indication.

We will initially focus on indications that score highly with respect to both criteria (e.g., Multiple Myeloma and BCLL). These conditions may qualify for Fast Track status with the FDA, and, due to the cost of current treatment alternatives, could potentially support profitable price points for effective new treatments.

Product Rollout

Cell Source plans to seek approval initially in Europe (Italy and Germany) and, in parallel but with a delayed start, in the US and China and possibly Taiwan. A successful Phase I/II trial in Europe, which could be concluded by 2018, would serve as a strong foundation for trials in other countries. Cell Source plans to approach the FDA (US) and CFDA (China) with interim data from Italian trials by 2017, with a view to commencing trials in both jurisdictions based on that data. Limited sales on a “compassionate grounds” basis may commence as early as 2019 in Europe and Asia, and, depending on qualification for Fast Track or other Accelerated Approval status paths, may be available in the US by 2021. Full approval by the FDA in the US can take as long as 8 years, or 2025.

Future products may include Veto-Cell tolerance inducement therapy for allogeneic bone marrow transplantations and Veto-Cell cell therapy for lymphoma.

Following the initial market penetration and establishment of solid market positioning, we plan to broaden the product offering to address a wider variety of indications which may include custom Veto-Cell developments for specific non-malignant diseases and continued work on Organsource. For example, we have become aware of information and analysis that several companies that are currently developing Chimeric Antigen Receptors (CAR) are potentially facing both toxicity and immune system rejection issues. Although thorough testing would be required, we believe that one area in which we could broaden our product offerings is to utilize our anti-lymphoma Veto Cell technology, if successful in humans, to address the rejection problems being faced by such companies developing CAR. It is also conceivable that our anti-rejection Veto Cell technology may have the potential to become an enabler for CAR treatments to help them overcome some of the performance issues their technology currently seems to be facing. If our Veto Cell technology proves to be successful in humans, we plan to continue to explore such potential applications in the future.

Customer/Geographic Focus

Assuming positive clinical trials, we will initially focus our sales efforts of Veto-Cell autologous therapy on centers dealing with Stage 4 Lymphomas. High profile, high volume HSCT facilities can be targeted to market the Megadose drug combination, possibly augmented in the future by Veto-Cell therapy.

Current plans are to introduce the products first in North America and Western Europe, and, perhaps concurrently, in China. Focusing on key transplantation facilities in target geographic markets will allow us to both refine the administration of our products and bolster our reputation in respective markets.

After the introductory period, we plan to expand its activities in its initial markets while simultaneously broadening geographic coverage. In Stage 2, we plan to initiate active marketing efforts in the remaining Western European countries, Japan, Australia, Eastern Europe, Russia and Brazil.

Marketing Strategy

The initial target market is concentrated and networked. It comprises the approximately 40 leading transplantation centers in the target geographies. As discussed in the Market Access and Channels section, these centers are well connected to each other and tend to quickly share innovations and best practices.

The planned penetration strategy is to introduce Veto-Cell into the best-known and most influential centers in North America and Western Europe, and benefit from the exposure and industry leadership provided by these centers.

This initial penetration strategy includes incorporating these centers into the clinical trials so as to expose and involve their medical leadership.

In the longer term, we plan to drive use and awareness within and across the broader oncology community in order to encourage oncologists to refer their patients to centers that already use our products and therapies and to encourage pull-influence on additional centers to adopt our products and therapies.

The broader provider community will be addressed by attending conventions where research and best clinical practices are shared, seminars are conducted, and networking opportunities are provided for the physicians.

Operating Strategy

Veto-Cell doses are to be prepared by our personnel (not outsourcers) in our facilities. This is to both protect trade-secrets and directly control quality during the initial stages.

The graphic below outlines the general operating model in each geographic market.

Patient care facilities send frozen cells (donor and/or host depending on application) to a Cell Source processing center. Most likely, the first processing center will consist of lab space leased from a large transplantation center. Such a transplantation center has appropriate equipment and infrastructure, along with available production capacity, and will also represent an immediate market for our offerings for use in their own procedures. The Cell Source processing center processes the cells and sends the treated cells and appropriate protocols back to the caregiver for infusion at time of transplantation.

In the introductory period, we plan on establishing two centers in the U.S. (East and West Coast), one in Western Europe (most likely Germany), and one in China. Specific locations and timing are to be determined. Initially, we plan to outsource production capacity from existing facilities at or adjacent to large hospitals. Subsequently, sales from these centers can justify and fund stand-alone facilities.

The general goal of the initial four centers is to support the FDA process, provide full coverage for the North American and European markets, and provide access to the developing Chinese market. Following the introductory period in each respective market, we may elect to migrate the production facilities from leased space in transplantation center laboratories to company-owned stand-alone facilities.

In general, we assume a capital cost per stand-alone production facility of $8 million. This estimate is based, in part, on the projected high costs of GMP “clean rooms,” each of which can cost $1 million to set up. We will need to obtain financing in order to fund the setup of such facilities. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

Clinical Trials Overview

We will initially focus our clinical trials on certain lymphomas and leukemias, for which our Veto-Cell technology constitutes a potential breakthrough. These two indications have unmet needs, as evidenced by the recent acquisitions of lymphoma/leukemia biotechnology firms Micromet and Avila Therapeutics for $1.16 billion and over $350 million in cash, respectively. These acquisitions are especially notable because their respective lead treatment candidates were then only in Phases 1 and 2 of clinical trials.

We plan to initiate a company-sponsored "Phase 1/2" clinical trials by the end of 2014. These trials combine traditional Phase 1 safety trials with Phase 2 efficacy trials inasmuch as they are safety trials conducted on sick patients, so they are able to both establish safety and show initial indications of efficacy concurrently. The goal is to demonstrate safety and initial efficacy in several indications. Management has structured the trials such that an additional goal of showing initial markers pointing to prolonging progression-free survival may be possible already within Phase 1/2.

The chart below provides an overview of the current trials plan, which can of course vary based on both finalization of human protocols and timing or regulatory approvals:

Trial Plans

Trials will be conducted concurrently in Parma, Italy and Wurzburg, Germany. Multiple trials are planned on at least 16 patients. Patients are expected to be age 55 and older. The conditions chosen are ones which are associated with high mortality in this patient age-group today. This means that we may obtain a limited scope of patient reimbursement from government insurance in Europe on compassionate grounds for the treatment of said age group upon successful completion of Phase 2 trials. The following trials are planned for each center:

Italy		Germany
1	Megadose + currently FDA approved drug	1	Megadose + currently FDA approved drug
2	Anti-rejection Veto-Cell	2	Anti-rejection Veto-Cell
3	Anti-lymphoma veto cell	3	Anti-lymphoma Veto-Cell
4	Possibly sickle cell anemia or aplastic anemia (allogeneic transplant)
5	Possibly Veto-Cell to obviate need for organ transplant immune suppression treatment

Regulatory Issues Overview

We seek regulatory approval from the U.S. FDA, the EMA in Europe and similar agencies elsewhere to both produce and sell our products.

Key approvals in Europe, where both treatment and limited insurance reimbursement may be possible at the end of Phase 2 trials, are expected to accelerate approval by the U.S. FDA. Given the importance of the U.S. market, we will conduct trials with a view to conforming with FDA guidelines so as to utilize clinical data gathered outside the U.S. in seeking to qualify for FDA approval.

In the longer-term, we may also seek regulatory approval for selected Organsource applications. In addition, we are exploring potential sources of near-term revenue, namely the combination of the broadly used Megadose with already FDA-approved agents.

Regulatory Process and Expectations

We will develop our clinical trial protocols with the support of experienced FDA and EMA consultants.

The clinical trials outlined in the previous section are designed to lead to regulatory approval for Veto-Cell-based therapy in treating blood cancers and bone marrow transplantation applications.

Interim Revenue Opportunities

As noted above, while the clear focus is to conclude Phase 3 approval for cancer treatments, the Company is also exploring complementary “quick win” opportunities for generating revenue before additional FDA approvals are received, namely:

1.	Treating European patients after the end of Phase 2 (in some cases possibly with insurance reimbursement available); and

2.	Exploring an interim improved bone marrow transplantation mechanism by combining Megadose with current FDA-approved agents.

Intellectual Property

Pursuant to the Yeda License Agreement, Yeda granted the Company an exclusive license to certain patents, discoveries, inventions and other intellectual property generated (together with others) by Dr. Reisner as head of the Immunology Department at the Weizmann Institute. Under the Yeda License Agreement, The Company grants Yeda an industry-standard 4% royalty on sales of patented products. Currently, the Company voluntarily funds research (on its own behalf) and the Weizmann Institute for the preclinical development of its products, and plans to do so in the foreseeable future. Should the Company elect to curtail such funding, it would have to pay a $50,000 annual license fee until such times as payment of royalties commences. The Yeda License Agreement also requires the Company to proceed with the development of the technologies on a timely basis.

The license period (per product, per country) is for the full life of the patents, and expires at the later of the patent expiration date in that country or 15 years after the date that the FDA or local equivalent regulatory authority in each country approves that particular product for sale in that country. As long as Cell Source pays either a nominal license fee of $50,000 per year (total for use of all the products) or pays royalties on product sales on at least one product as per the license agreement, the license will remain in effect continuously and expire only with the expiration of the patent or 15 years after regulatory approval (later of the two) per product per country as described above. Cell Source voluntarily sponsors Research at the Weizmann Institute for the sake of developing its products and treatments from initial invention through to finalization of human treatment protocols. Cell Source has recently extended the initial research period, which terminated in October of 2014, for a further four years through October 2018.

Also under the Yeda License Agreement, the Company agreed to fund Yeda’s research until October 3, 2018, with an aggregate annual payment of US$800,000 paid in quarterly US$200,000 installments. However, in the event that the Company and Yeda execute a new research and license agreement, then the Company will annually fund research in the amount of US $900,000 until Oct. 3, 2018. Such a new research and license agreement must be in accordance with the Evaluation and Exclusive Option Agreement by and between the Company and Yeda, dated Oct. 3, 2011, as amended on April 1, 2014 and June 22, 2014 (the “E&O Agreement). Among other things, the E&O Agreement grants Cell Source an option to negotiate a commercial license in the field of organ transplantation with Yeda (the “Option to Negotiate”). The Option to Negotiate requires an initiation fee of $200,000 payable to Yeda, which may be paid on the later of (i) the date on which the Option to Negotiate is granted and (ii) the date on which the Company receives an aggregate investment amount of at least US $10,000,000. Pursuant to an amendment to the license agreement, the Option to Negotiate expires on December 31, 2015.

If the Company fails to achieve any one of the milestones set forth in the Yeda License Agreement, which are listed below, then Yeda will be entitled to (i) modify the related license such that it will become non-exclusive or (ii) terminate the Yeda License Agreement upon thirty (30) days written notice:

(a)	Within three (3) years of the signature of the Yeda License Agreement to commence Phase I clinical trials with respect to the Megadose Drug Combination;

(b)	Within five (5) years of the signature of the Yeda License Agreement to commence Phase II clinical trials with respect to the Megadose Drug Combination, unless the Company shall have invested, during such five (5) year period, above an aggregate amount of at least US$5,000,000 in research and development in respect of the Megadose Drug Combination;

(c)	Within either (8) years of the signature of the Yeda License Agreement to receive a FDA, EMEA or CFDA approval in respect of at least one (1) Product;

(d)	To achieve commercialization of at least one (1) Product within twelve (12) months of the date of FDA, EMEA or CFDA approval; or

(e)	In case of a commercial sale of any Product having commenced, there shall be a period of twelve (12) months or more during which no sales of any Product shall take place (except as a result of force majeure or other factors beyond the control of the Company).

Additionally, the Yeda License Agreement also provides that:

•	Funding the Research. Within 60 days of receiving any capital investment in the Company in excess of US $2,000,000 and provided that the Company has not paid Yeda by that date an option initiation fee of $200,000, as set forth in the E&O Agreement, Cell Source will pay Yeda 20% from such excess investment up to the sum of US $200,000 (the “Additional Research Payment”). The Additional Research Payment shall be allocated by Yeda to support research activities of Dr. Reisner.

•	Title. All right, title and interest in and to the Licensed Information and the Patents (as those terms are defined in the Yeda License Agreement) and all right, title and interest in and to any drawings, plans, diagrams, specifications, other documents, models, or any other physical matter in any way containing, representing or embodying any of the foregoing, vest and shall vest in Yeda and subject to the license granted in the Yeda License Agreement.

•	Patents. Both Yeda and the Company shall consult with one another on the filing of patent applications for any portion of Licensed Information and/or corresponding to patent application existing at the time the Yeda License Agreement was executed. Yeda shall retain outside patent counsel that will be approved by Cell Source, to prepare, file and prosecute patent applications. All applications will be filed in Yeda’s name.

•	Patents; Patent Infringements. Where the Company determines that a third party is infringing one or more of the Patents or is sued, in prosecuting or defending such litigation, the Company must pay any expenses or costs or other liabilities incurred in connection with such litigation (including attorney’s fees, costs and other sums awarded to the counterparty in such action). The Company agreed to indemnify Yeda against any such expenses or costs or other liabilities.

•	License. With regard to the expiration of Patents, a Product is deemed to be covered by a Patent so long as such Product is protected by “Orphan Drug” status (or the like). The Company has an exclusive worldwide license under the Licensed Information and the Patents for the development, manufacture and sales of the Products. License remains in force in each country with respect to each Product until the later of (i) the expiration of the last Patent in such country covering such Product or (ii) the expiration of a 15-year period commencing the day FDA New Drug Approval is received for a Product in such country.

The Company may grant a Sublicense only with the prior written consent, which shall not be withheld unreasonably provided that:

i.	the proposed Sublicense is for monetary consideration only;

ii.	the proposed Sublicense is to be granted in a bona fide arm’s length commercial transaction;

iii.	a copy of the agreement granting the Sublicense and all amendments thereof shall be made available to Yeda, 14 days before their execution and Cell Source shall submit to Yeda copies of all such Sublicenses and all amendments thereof promptly upon execution thereof; and

iv.	the proposed Sublicense is made by written agreement, the provisions of which are consistent with the terms of the License and contain, inter alia, the following terms and conditions, including: the Sublicense shall expire automatically on the termination of the License for any reason.

However, Yeda’s prior written consent is not needed if the sublicense is limited to China, and the Company grants it to a Chinese affiliated entity of the Company.

•	Termination. The Yeda License Agreement terminates on the later of: (i) the expiration of the last of the Patents or (ii) the expiry of a continuous period of 20 years during which there shall not have been a First commercial sale of any product in any country. Yeda may terminate by written notice, effective immediately, if the Company challenges the validity of any of the Patents. If a challenge is unsuccessful, then in addition to Yeda’s right to termination, the Company shall pay to Yeda liquidated damages in the amount of US$8,000,000. Either the Company or Yeda may terminate the Yeda License Agreement and the License by serving a written notice upon (i) occurrence of a material breach or (ii) the granting of a winding-up order. Additionally, Yeda may terminate for failure to reimburse Yeda for patent application and/or prosecution expenses.

Our technology portfolio includes a patented platform termed “Veto-Cell” (more formally described as “Anti 3rd party central memory T cell”), which is an immune tolerance biotechnology that enables the selective blocking of immune responses. Specifically, Veto-Cells are specially prepared human cells that selectively protect specific targets from undesirable immune system attack.

We have also secured an exclusive option to license the “Organsource” platform developed by Dr. Reisner and his team under a similar Research& License Agreement. This is a longer-horizon technology that shows significant promise for enabling the sourcing of embryonic cellular material from both animals and humans that can be used to both grow functional major organs in the body of a foreign “host” and regenerate existing diseased or damaged organs. This technology was used to grow pancreases in both rodents and primates, thereby curing them of juvenile diabetes, and has been used to regenerate human lung tissue.

The following table lists the patents and pending patents that Yeda holds and which we have a license to use (or in the case of the organs platform, the option to license to use) in each of the below-referenced countries:

Cell Source currently licenses the following patents held by Yeda:

Name: VETO CELLS EFFECTIVE IN PREVENTING GRAFT REJECTION AND DEVOID OF GRAFT VERSUS HOST POTENTIAL
Country	Patent Number	Filed	Expires	Status	Assignee
USA (Basic)	6,544,506	05-Jan-2000	05-Jan-2020	Granted	Yeda Research and Development Co. Ltd.
USA (National Phase)	7,270,810	28-Dec-2000	1-Dec-2021	Granted	Yeda Research and Development Co. Ltd.
Europe	1244803	28-Dec-2000	28-Dec-2020	Granted	Yeda Research and Development Co. Ltd.
Israel	150440	28-Dec-2000	28-Dec-2020	Granted	Yeda Research and Development Co. Ltd.

Name: USE OF ANTI THIRD PARTY CENTRAL MEMORY T CELLS FOR ANTI-LEUKEMIA/LYMPHOMA TREATMENT

Country	Patent Number	Filed	Expires	Status	Assignee
USA	13/821,255	08-Sep-2011	08-Sep-2031	Pending	Yeda Research and Development Co. Ltd.
Japan	2013-527738	08-Sep-2011	08-Sep-2031	Pending	Yeda Research and Development Co. Ltd.
Canada	2,810,632	08-Sep-2011	08-Sep-2031	Pending	Yeda Research and Development Co. Ltd.
China	201180053858.9	08-Sep-2011	08-Sep-2031	Pending	Yeda Research and Development Co. Ltd.
Republic of Korea	2013-7008892	08-Sep-2011	08-Sep-2031	Pending	Yeda Research and Development Co. Ltd.
Israel	225102	08-Sep-2011	08-Sep-2031	Pending	Yeda Research and Development Co. Ltd.
Brazil	BR 11 2013 005756 4	08-Sep-2011	08-Sep-2031	Pending	Yeda Research and Development Co. Ltd.
Mexico	MX/a/2013/002668	08-Sep-2011	08-Sep-2031	Pending	Yeda Research and Development Co. Ltd.
Singapore	201301743-9	08-Sep-2011	08-Sep-2031	Pending	Yeda Research and Development Co. Ltd.
Europe	11773325.3	08-Sep-2011	08-Sep-2031	Pending	Yeda Research and Development Co. Ltd.
Hong Kong	14100513.2	08-Sep-2011	08-Sep-2031	Pending	Yeda Research and Development Co. Ltd.

Name: ANTI THIRD PARTY CENTRAL MEMORY T CELLS, METHODS OF PRODUCING SAME AND USE OF SAME IN TRANSPLANTATION AND DISEASE TREATMENT

Country	Patent Number	Filed	Expires	Status	Assignee
USA	14/343,053	06-Sep-2012	06-Sep-2032	Pending	Yeda Research and Development Co. Ltd.
Europe	12769743.1	06-Sep-2012	06-Sep-2032	Pending	Yeda Research and Development Co. Ltd.
Japan	2014-529143	06-Sep-2012	06-Sep-2032	Pending	Yeda Research and Development Co. Ltd.
Canada	2,848,121	06-Sep-2012	06-Sep-2032	Pending	Yeda Research and Development Co. Ltd.
China	201280054739.X	06-Sep-2012	06-Sep-2032	Pending	Yeda Research and Development Co. Ltd.
Australia	2012305931	06-Sep-2012	06-Sep-2032	Pending	Yeda Research and Development Co. Ltd.
Republic of Korea	10-2014-7009267	06-Sep-2012	06-Sep-2032	Pending	Yeda Research and Development Co. Ltd.
New Zealand	622749	06-Sep-2012	06-Sep-2032	Pending	Yeda Research and Development Co. Ltd.
South Africa	2014/01993	06-Sep-2012	06-Sep-2032	Pending	Yeda Research and Development Co. Ltd.
India	577/MUMNP/2014	06-Sep-2012	06-Sep-2032	Pending	Yeda Research and Development Co. Ltd.
Israel	231397	06-Sep-2012	06-Sep-2032	Pending	Yeda Research and Development Co. Ltd.
Russian Federation	2014110897	06-Sep-2012	06-Sep-2032	Pending	Yeda Research and Development Co. Ltd.
Brazil	BR 11 2014 005355 3	06-Sep-2012	06-Sep-2032	Pending	Yeda Research and Development Co. Ltd.
Mexico	MX/a/2014/002771	06-Sep-2012	06-Sep-2032	Pending	Yeda Research and Development Co. Ltd.
Singapore	11201400513P	06-Sep-2012	06-Sep-2032	Pending	Yeda Research and Development Co. Ltd.

Name: ANTI THIRD PARTY CENTRAL MEMORY T CELLS, METHODS OF PRODUCING SAME AND USE OF SAME IN TRANSPLANTATION AND DISEASE TREATMENT

Country	Patent Number	Filed	Expires	Status	Assignee
USA	13/126,472	29-Oct-2009	29-Oct-2029	Pending	Yeda Research and Development Co. Ltd.
Europe	09764302.7	29-Oct-2009	29-Oct-2029	Pending	Yeda Research and Development Co. Ltd.
Israel	212587	29-Oct-2009	29-Oct-2029	Pending	Yeda Research and Development Co. Ltd.
India	905/MUMNP/2011	29-Oct-2009	29-Oct-2029	Pending	Yeda Research and Development Co. Ltd.
China	200980153053.4	29-Oct-2009	29-Oct-2029	Pending	Yeda Research and Development Co. Ltd.
Russian Federation	2011121630	29-Oct-2009	29-Oct-2029	Granted	Yeda Research and Development Co. Ltd.

Name: UNIVERSAL DONOR-DERIVED TOLEROGENIC CELLS FOR INDUCING NON-SYNGENEIC TRANSPLANTATION TOLERANCE

Country	Patent Number	Filed	Expires	Status	Assignee
US	11/990,628	21-Aug-2006	21-Aug-2026	Granted	Yeda Research and Development Co. Ltd.
Europe	06796063.3	21-Aug-2006	21-Aug-2026	Pending	Yeda Research and Development Co. Ltd.
Europe (Divisional)	12161171.9	21-Aug-2006	21-Aug-2026	Pending	Yeda Research and Development Co. Ltd.
Israel	189688	21-Aug-2006	21-Aug-2026	Granted	Yeda Research and Development Co. Ltd.

Name: A COMBINATION THERAPY FOR A STABLE AND LONG TERM ENGRAFTMENT

Country	Patent Number	Filed	Expires	Status	Assignee
Singapore	11201403459X	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.
Mexico	MX/a/2014/007647	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.
Brazil	BR 11 2014 015960 2	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.
Russian Federation	2014128479	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.
Israel	233303	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.
India	61/578,917	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.
South Africa	2014/05071	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.
New Zealand	627272	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.
Republic of Korea	61/578,917	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.
Australia	2012355990	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.
China	61/578,917	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.
Canada	61/578,917	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.
Japan	61/578,917	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.
Europe	12859036.1	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.
USA	14/367,917	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Name: A COMBINATION THERAPY FOR A STABLE AND LONG TERM ENGRAFTMENT USING SPECIFIC PROTOCOLS FOR T/B CELL DEPLETION

Country	Patent Number	Filed	Expires	Status	Assignee
Singapore	11201403456U	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.
Mexico	MX/a/2014/007648	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.
Brazil	BR 11 2014 015959 9	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.
Russian Federation	61/578,917	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.
Israel	233302	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.
India	61/578,917	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.
South Africa	61/578,917	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.
New Zealand	627549	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.
Republic of Korea	61/578,917	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.
Australia	2012355989	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.
China	61/578,917	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.
Canada	61/578,917	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.
Japan	61/578,917	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.
Europe	61/578,917	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.
USA	14/367,923	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Cell Source currently has an option to license, and in the interim is fully funding the following patents:

Name: METHODS OF TREATING DISEASE BY TRANSPLANTATION OF DEVELOPING ALLOGENEIC OR XENOGENEIC ORGANS OR TISSUES

Country	Patent Number	Filed	Expires	Status	Assignee
Mexico	319957	04-Mar-2004	04-Mar-2024	Granted	Yeda Research and Development Co. Ltd.
Mexico (Divisional)	MX/a/2014/001950	04-Mar-2004	04-Mar-2024	Pending	Yeda Research and Development Co. Ltd.
Europe	2216033	04-Mar-2004	04-Mar-2024	Granted	Yeda Research and Development Co. Ltd.

Name: METHODS OF TREATING DISEASE BY TRANSPLANTATION OF ALLOGENEIC OR XENOGENEIC ORGANS OR TISSUES

Country	Patent Number	Filed	Expires	Status	Assignee
Europe	11179593.6	04-Mar-2004	04-Mar-2024	Pending	Yeda Research and Development Co. Ltd.

Name: THE USE OF DEVELOPING ALLOGENEIC OR XENOGENEIC ORGANS OR TISSUES FOR DISEASE TREATMENT

Country	Patent Number	Filed	Expires	Status	Assignee
Israel	170622	04-Mar-2004	04-Mar-2024	Pending	Yeda Research and Development Co. Ltd.

Name: METHODS OF KIDNEY TRANSPLANTATION UTILIZING DEVELOPING NEPHRIC TISSUE

Country	Patent Number	Filed	Expires	Status	Assignee
Israel	218961	01-Sep-2002	01-Sep-2022	Pending	Yeda Research and Development Co. Ltd.

Name: THERAPEUTIC TRANSPLANTATION USING DEVELOPING, HUMAN OR PORCINE, RENAL OR HEPATIC, GRAFTS

Country	Patent Number	Filed	Expires	Status	Assignee
USA	7,780,993	19-Jan-2005	23-Apr-2023	Granted	Yeda Research and Development Co. Ltd.
USA (Divisional)	12/777,292	19-Jan-2005	19-Jan-2025	Pending	Yeda Research and Development Co. Ltd.

Name: DISEASE TREATMENT VIA DEVELOPING NON-SYNGENEIC GRAFT TRANSPLANTATION

Country	Patent Number	Filed	Expires	Status	Assignee
USA	11/664,530	02-Oct-2005	02-Oct-2023	Allowed	Yeda Research and Development Co. Ltd.
Europe	1809734	02-Oct-2005	02-Oct-2025	Granted	Yeda Research and Development Co. Ltd.
Europe (Divisional)	11193959.1	02-Oct-2005	02-Oct-2025	Pending	Yeda Research and Development Co. Ltd.
Israel	182363	02-Oct-2005	02-Oct-2025	Pending	Yeda Research and Development Co. Ltd.

Name: MAMMALIAN FETAL PULMONARY CELLS AND THERAPEUTIC USE OF SAME

Country	Patent Number	Filed	Expires	Status	Assignee
USA	14/363,814	06-Dec-2012	06-Dec-2032	Pending	Yeda Research and Development Co. Ltd.
Europe	12813990.4	06-Dec-2012	06-Dec-2032	Pending	Yeda Research and Development Co. Ltd.
Japan	61/568,240	06-Dec-2012	06-Dec-2032	Pending	Yeda Research and Development Co. Ltd.
Canada	61/568,240	06-Dec-2012	06-Dec-2032	Pending	Yeda Research and Development Co. Ltd.
China	61/568,240	06-Dec-2012	06-Dec-2032	Pending	Yeda Research and Development Co. Ltd.
Australia	2012348574	06-Dec-2012	06-Dec-2032	Pending	Yeda Research and Development Co. Ltd.
Republic of Korea	10-2014-7018702	06-Dec-2012	06-Dec-2032	Pending	Yeda Research and Development Co. Ltd.
New Zealand	627071	06-Dec-2012	06-Dec-2032	Pending	Yeda Research and Development Co. Ltd.
South Africa	02014/04958	06-Dec-2012	06-Dec-2032	Pending	Yeda Research and Development Co. Ltd.
India	1366/MUMNP/2014	06-Dec-2012	06-Dec-2032	Pending	Yeda Research and Development Co. Ltd.
Israel	233022	06-Dec-2012	06-Dec-2032	Pending	Yeda Research and Development Co. Ltd.
Russian Federation	2014127338	06-Dec-2012	06-Dec-2032	Pending	Yeda Research and Development Co. Ltd.
Brazil	61/568,240	06-Dec-2012	06-Dec-2032	Pending	Yeda Research and Development Co. Ltd.
Mexico	MX/a/2014/006756	06-Dec-2012	06-Dec-2032	Pending	Yeda Research and Development Co. Ltd.
Singapore	11201402902V	06-Dec-2012	06-Dec-2032	Pending	Yeda Research and Development Co. Ltd.
Philippines	1-2014-501309	06-Dec-2012	06-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Patents & Proprietary Rights

Our success will depend in part on our ability to protect our existing product candidates and the products we acquire or license by obtaining and maintaining a strong proprietary position. To develop and maintain our position, we intend to continue relying upon patent protection, orphan drug status, Hatch-Waxman exclusivity, trade secrets, know-how, continuing technological innovations and licensing opportunities. We intend to seek patent protection whenever available for any products or product candidates and related technology we acquire in the future.

We may also seek orphan drug status whenever it is available. If a product which has an orphan drug designation subsequently receives the first regulatory approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, meaning that the applicable regulatory authority may not approve any other applications to market the same drug for the same indication, except in very limited circumstances, for a period of seven years in the U.S. and Canada, and 10 years in the E.U. Orphan drug designation does not prevent competitors from developing or marketing different drugs for the same indication or the same drug for a different clinical indication.

It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information made known to the individual during the course of the individual’s relationship with us is to be kept confidential and may not be disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual shall be our exclusive property.

Government Regulation and Product Approval

We have not submitted any drug applications to the FDA and do not have anything pending for approval with the FDA. Cell Source itself has not had any contact with any regulator anywhere regarding treatment approvals or clinical trials associated with regulatory approvals. We are aware that a hospital in Italy has independently requested and received approval to conduct a trial with the same protocol that we plan to use, but we are not mentioned in the application nor in the approval. However, we may indirectly benefit from the outcome of the trial, if successful, although we are not the sponsor of this trial. There are no written or verbal agreements between the hospital and Cell Source regarding the use of the technology. That said, Cell Source is aware and in favor of the hospital plans to use the technology and would find a positive initial outcome encouraging. Since the treatment is being done on compassionate grounds as a non-commercial clinical trial, there is no legal requirement for the hospital to obtain approval to use the treatment protocol.

Cell Source plans to apply for approval for human clinical trials in Italy for its Megadose Drug Combination product in 2015, and in Germany in 2016. It plans to apply for approval for human trials its Anti-Rejection Veto Cell in both Italy and Germany in 2015, and for the Anti-Lymphoma Veto Cell by 2016. Once Cell Source has interim data from European trials (most likely by 2017-2018 in the case of the Megadose Drug Combination) it plans to apply for approval to conduct human trials in the United States, per product, for each of the products as they each, in turn, show initial safety, and possibly efficacy, results in Europe. As of the date of this filing, the company has had no contact with any regulator regarding such approvals.

Regulation by governmental authorities in the U.S. and other countries is a significant factor, affecting the cost and time of our research and product development activities, and will be a significant factor in the manufacture and marketing of any approved products. All of our products require regulatory approval by governmental agencies prior to commercialization. In particular, our products are subject to rigorous pre-clinical and clinical testing and other approval requirements by the FDA and similar regulatory authorities in other countries. Various statutes and regulations also govern or influence the manufacturing, safety, reporting, labeling, transport and storage, record keeping and marketing of our products. The lengthy process of seeking these approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, the necessary regulatory approvals could harm our business.

The regulatory requirements relating to the testing, manufacturing and marketing of our products may change from time to time and this may impact our ability to conduct clinical trials and the ability of independent investigators to conduct their own research with support from us.

The clinical development, manufacturing and marketing of our products are subject to regulation by various authorities in the U.S., the E.U. and other countries, including, in the U.S., the FDA, in Canada, Health Canada, and, in the E.U., the EMEA. The Federal Food, Drug, and Cosmetic Act, the Public Health Service Act in the U.S. and numerous directives, regulations, local laws and guidelines in Canada and the E.U. and elsewhere govern the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of our products. Product development and approval within these regulatory frameworks takes a number of years and involves the expenditure of substantial resources.

Regulatory approval will be required in all the major markets in which we seek to develop our products. At a minimum, approval requires the generation and evaluation of data relating to the quality, safety, and efficacy of an investigational product for its proposed use. The specific types of data required and the regulations relating to this data will differ depending on the territory, the treatment candidate involved, the proposed indication and the stage of development.

In general, new cell compositions are tested in animals until adequate evidence of safety is established to support the proposed clinical study protocol designs. Clinical trials for new products are typically conducted in three sequential phases that may overlap. In Phase I, the initial introduction of the pharmaceutical into either healthy human volunteers or patients with the disease (typically 20 to 50 subjects), the emphasis is on testing for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and clinical pharmacology. Phase II involves studies in a limited patient population (typically 50 to 200 patients) to determine the initial efficacy of the pharmaceutical for specific targeted indications, to determine dosage tolerance and optimal dosage and to identify possible adverse side effects and safety risks. Once a treatment protocol shows preliminary evidence of some efficacy and is found to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to more fully evaluate clinical outcomes in a larger patient population in adequate and well-controlled studies designed to yield statistically sufficient clinical data to demonstrate efficacy and safety.

In the U.S., specific pre-clinical data, manufacturing and chemical data, as described above, need to be submitted to the FDA as part of an IND application, which, unless the FDA objects, will become effective thirty (30) days following receipt by the FDA. Phase I studies in human volunteers may commence only after the application becomes effective. Prior regulatory approval for human healthy volunteer studies is also required in member states of the E.U. Currently, in each member state of the E.U., following successful completion of Phase I studies, data are submitted in summarized format to the applicable regulatory authority in the member state in respect of applications for the conduct of later Phase II studies. In many places in Europe, a two tiered approval system mandates approval at the regional level prior to applying for national approval. Regional approval cycle times, including multiple iterations where questions are answered and the specific details of the protocol may be fine-tuned, can last several months prior to applying to the national (federal government level) regulator. The national regulatory authorities in the E.U. typically have between one and three months in which to raise any objections to the proposed study, and they often have the right to extend this review period at their discretion. In the U.S., following completion of Phase I studies, further submissions to regulatory authorities are necessary in relation to Phase II and III studies to update the existing IND. Authorities may require additional data before allowing the studies to commence and could demand that the studies be discontinued at any time if there are significant safety issues. In addition to the regulatory review, a study involving human subjects has to be approved by an independent body. The exact composition and responsibilities of this body will differ from country to country. In the U.S., for example, each study will be conducted under the auspices of an independent institutional review board at each institution at which the study is conducted. This board considers among other things, the design of the study, ethical factors, the privacy of protected health information as defined under the Health Insurance Portability and Accountability Act, the safety of the human subjects and the possible liability risk for the institution. Equivalent rules to protect subjects’ rights and welfare apply in each member state of the E.U. where one or more independent ethics committees, which typically operate similarly to an institutional review board, will review the ethics of conducting the proposed research. These ethical review committees typically exist at the regional level, where approval is required prior to applying for national approval. Other regulatory authorities around the rest of the world have slightly differing requirements involving both the execution of clinical trials and the import/export of pharmaceutical products. It is our responsibility to ensure we conduct our business in accordance with the regulations of each relevant territory.

By leveraging existing pre-clinical and clinical data, we are seeking build upon an existing pre-clinical safety and efficacy database to accelerate our research. In addition, our focus on an end-stage population which has no current treatment options, commercialization, may result in relatively shorter approval cycle times. Approval by the FDA in this category generally has been based on objective response rates and duration of responses rather than demonstration of survival benefit. As a result, trials of drugs to treat end-stage refractory cancer indications have historically involved fewer patients and generally have been faster to complete than trials of drugs for other indications. We are aware that the FDA and other similar agencies are regularly reviewing the use of objective endpoints for commercial approval and that policy changes may impact the size of trials required for approval, timelines and expenditures significantly. The trend over the past few years has been to shorten approval cycles for terminal patients in the U.S. by employing a “fast track” approach.

In order to gain marketing approval, we must submit a dossier to the relevant authority for review, which is known in the U.S. as an NDA and in the E.U. as a marketing authorization application, or MAA. The format is usually specific and laid out by each authority, although in general it will include information on the quality of the chemistry, manufacturing and pharmaceutical aspects of the product as well as the non-clinical and clinical data. Once the submitted NDA is accepted for filing by the FDA, it undertakes the review process that takes ten (10) months, unless an expedited priority review is granted which takes six (6) months to complete. Approval can take several months to several years, if multiple ten (10) month review cycles are needed before final approval is obtained, if at all.

The approval process can be affected by a number of factors. The NDA may be approvable requiring additional pre-clinical, manufacturing data or clinical trials which may be requested at the end of the ten (10) month NDA review cycle, thereby delaying marketing approval until the additional data are submitted and may involve substantial unbudgeted costs. The regulatory authorities usually will conduct an inspection of relevant manufacturing facilities, and review manufacturing procedures, operating systems and personnel qualifications. In addition to obtaining approval for each product, in many cases each drug manufacturing facility must be approved. Further inspections may occur over the life of the product. An inspection of the clinical investigation sites by a competent authority may be required as part of the regulatory approval procedure. As a condition of marketing approval, the regulatory agency may require post-marketing surveillance to monitor for adverse effects or other additional studies as deemed appropriate. After approval for the initial indication, further clinical studies are usually necessary to gain approval for any additional indications. The terms of any approval, including labeling content, may be more restrictive than expected and could affect the marketability of a product.

The FDA offers a number of regulatory mechanisms that provide expedited or accelerated approval procedures for selected drugs in the indications on which we are focusing our efforts. These include accelerated approval under Subpart H of the agency’s NDA approval regulations, fast track drug development procedures and priority review. At this time, we have not determined whether any of these approval procedures will apply to any of our current treatment candidates.

The U.S., E.U. and other jurisdictions may grant orphan drug designation to drugs intended to treat a “rare disease or condition,” which, in the U.S., is generally a disease or condition that affects no more than 200,000 individuals. In the E.U., orphan drug designation can be granted if: the disease is life threatening or chronically debilitating and affects no more than fifty (50) in 100,000 persons in the E.U.; without incentive it is unlikely that the drug would generate sufficient return to justify the necessary investment; and no satisfactory method of treatment for the condition exists or, if it does, the new drug will provide a significant benefit to those affected by the condition. If a product that has an orphan drug designation subsequently receives the first regulatory approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, meaning that the applicable regulatory authority may not approve any other applications to market the same drug for the same indication, except in very limited circumstances, for a period of seven years in the U.S. and ten (10) years in the E.U. Orphan drug designation does not prevent competitors from developing or marketing different drugs for the same indication or the same drug for different indications. Orphan drug designation must be requested before submitting an NDA or MAA. After orphan drug designation is granted, the identity of the therapeutic agent and its potential orphan use are publicly disclosed. Orphan drug designation does not convey an advantage in, or shorten the duration of, the review and approval process; however, this designation provides an exemption from marketing authorization (NDA) fees.

We are also subject to numerous environmental and safety laws and regulations, including those governing the use and disposal of hazardous materials. The cost of compliance with and any violation of these regulations could have a material adverse effect on our business and results of operations. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by state and federal regulations, accidental contamination or injury from these materials may occur. Compliance with laws and regulations relating to the protection of the environment has not had a material effect on our capital expenditures or our competitive position. However, we are not able to predict the extent of government regulation, and the cost and effect thereof on our competitive position, which might result from any legislative or administrative action pertaining to environmental or safety matters.

In various countries, animal rights activism has led to either formal or informal boycotting of certain types of animal trials. As we rely on animal experiments as precursors to human trials.

Employees

We currently do not have full-time employees, but retain the services of part-time staff on an independent contractor/consultant and contract-employment basis. However, our Board of Directors intends to negotiate an employment package for our Chief Executive Officer, Itamar Shimrat in the near future. Our ability to manage growth effectively will require us to continue to implement and improve our management systems and to recruit and train new employees. Although we have done so in the past and expect to do so in the future, there can be no assurance that we will be able to successfully attract and retain skilled and experienced personnel. We anticipate that in the near future, other key personnel will enter into employment agreements with the Company on customary terms.

ITEM 1A.  RISK FACTORS.

An investment in the Company’s Common Stock involves a high degree of risk. You should carefully consider the risks described below as well as other information provided to you in this Annual Report on Form 10-K, including information in the section of this document entitled “Information Regarding Forward Looking Statements.” The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the value of our Common Stock could decline, and you may lose all or part of your investment.

Risks related to our Business and our Industry

We have a limited operating history and a history of operating losses, and expect to incur significant additional operating losses.

Our planned principal operations are the development and commercialization of new cell therapy products focused on treatment of blood cancers, certain non-malignant disorders and organ transplantations and regeneration. We are currently conducting research and development activities in order to facilitate the transition of the patent technology we license from the laboratory to clinical trials. We have a limited operating history. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. We have generated net losses since we began operations, including $4,057,479 for the year ended December 31, 2014. We expect to incur substantial additional net expenses over the next several years as our research, development, and commercial activities increase. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to generate revenue and achieve profitability will depend on, among other things, successful completion of the preclinical and clinical development of our product candidates; obtaining necessary regulatory approvals from the U.S. Food and Drug Administration (the “FDA”) and international regulatory agencies; successful manufacturing, sales, and marketing arrangements; and raising sufficient funds to finance our activities. If we are unsuccessful at some or all of these undertakings, our business, prospects, and results of operations may be materially adversely affected.

We may need to secure additional financing.

We anticipate that we will incur operating losses for the foreseeable future. Our historical cash burn rate was approximately $150,000 per month. However, we estimate that our current burn rate is approximately $100,000 per month. As of December 31, 2014, we had cash in the amount of $19,480. Based on our current resources, we will not be able to continue to operate without additional immediate funding. If we are not successful in securing additional financing, we may be required to delay significantly, reduce the scope of or eliminate one or more of our research or development programs, downsize our general and administrative infrastructure, or seek alternative measures to avoid insolvency, including arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or products.

Our auditors have issued a “going concern” audit opinion.

Our independent auditors have indicated, in their report on our December 31, 2014 financial statements, that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to shareholders, in the event of liquidation.

We are an early-stage company with an unproven business strategy and may never achieve commercialization of our candidate products or profitability.

We are at an early stage of development and commercialization of our technologies and product candidates. We have not yet begun to market any products and, accordingly, have not begun to generate revenues from the commercialization of our products. Our products will require significant additional clinical testing and investment prior to commercialization. A commitment of substantial resources by ourselves and, potentially, our partners to conduct time-consuming research and clinical trials will be required if we are to complete the development of our product candidates. There can be no assurance that any of our product candidates will meet applicable regulatory standards, obtain required regulatory approvals, be capable of being produced in commercial quantities at reasonable costs or be successfully marketed. Most of our product candidates are not expected to be commercially available for several years, if at all.

We are dependent on our collaborative partners and service providers the loss of which would hurt our business.

Our strategy is to enter into various arrangements with corporate and academic collaborators, licensors, licensees, service providers and others for the research, development, clinical testing and commercialization of our products. We intend to or have entered into agreements with academic, medical and commercial organizations to research, develop and test our products. In addition, we intend to enter into corporate partnerships to commercialize the Company’s core products. There can be no assurance that such collaborations can be established on favorable terms, if at all.

Should any collaborative partner or service provider fail to appropriately research, develop, test or successfully commercialize any product to which the Company has rights, our business may be adversely affected. Failure of a collaborative partner or service provider to successfully conduct or complete their activities or to remain a viable collaborative partner or commercialize enterprise for any particular program could delay or halt the development or commercialization of any products arising out of such program. While management believes that collaborative partners and service providers will have sufficient economic motivation to continue their activities, there can be no assurance that any of these collaborations or provisions of required services will be continued or result in successfully commercialized products.

Notably, we maintain an exclusive worldwide license to certain intellectual property owned by Yeda pursuant to the Yeda License Agreement, as further discussed in the Intellectual Property section hereinafter. If we should default under the License Agreement, then our rights to Yeda’s intellectual property would extinguish, and we would lose all rights to operate the licenses. In such an event, we would effectively cease to operate unless we re-obtained licensing with Yeda.

In addition, there can be no assurance that the collaborative research or commercialization partners will not pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including our competitors, as a means for developing treatments for the diseases or conditions targeted by our programs.

Our ability and our collaborators' ability to sell therapeutic products will depend to a large extent upon reimbursement from health care insurance companies.

Our success may depend, in part, on the extent to which reimbursement for the costs of therapeutic products and related treatments will be available from third-party payers such as government health administration authorities, private health insurers, managed care programs, and other organizations. Over the past decade, the cost of health care has risen significantly, and there have been numerous proposals by legislators, regulators, and third-party health care payers to curb these costs. Some of these proposals have involved limitations on the amount of reimbursement for certain products. Similar federal or state health care legislation may be adopted in the future and any products that we or our collaborators seek to commercialize may not be considered cost-effective. Adequate third-party insurance coverage may not be available for us or our collaborative partners to establish and maintain price levels that are sufficient for realization of an appropriate return on investment in product development.

We do not own any patents and rely on the patents we license from Yeda Research and Development Limited.

We do not currently own any patents and only have an exclusive worldwide license to certain intellectual property owned by Yeda pursuant to a license agreement between us and Yeda. Under the license agreement with Yeda, Yeda retains ownership of the licensed patents. If we were to default under the license agreement, then our rights to Yeda’s intellectual property would be extinguished and we would lose all rights to operate the license. In such an event, we would effectively cease to operate unless we re-obtained licensing with Yeda.

We are dependent on protecting our proprietary rights.

Our success and competitive position and future overall revenues will depend in part on our ability to obtain and maintain patent protection over the patents that we have an exclusive license to use for our product candidates, methods, process and other technologies to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties. Although our patents and related technologies are owned by Yeda, under our exclusive license agreement, we are required to pay all patent related expenses for applications, renewals, etc., as well as any and all legal or other costs associated with the defending and protecting such proprietary rights. However, we cannot predict:

▪	the degree and range of protection any patents will afford us against competitors, including whether third parties will find ways to invalidate or otherwise circumvent the patents that we license;

▪	whether or not others will obtain patents claiming aspects similar to those covered by the patents that we license or

▪	whether we will need to initiate litigation or administrative proceedings, which may be costly whether we win or lose.

For a complete list of the patents that we license from Yeda, please see pages 8 through 12 of this Annual Report on Form 10-K.

We may be required to obtain licenses from third parties to avoid infringing patents or other proprietary rights. No assurance can be given that any licenses required under any such patents or proprietary rights would be made available, if at all, on terms we find acceptable. If we do not obtain such licenses, we could encounter delays in the introduction of products, or could find that the development, manufacture or sale of products requiring such licenses could be prohibited.

A number of pharmaceutical, biopharmaceutical and biotechnology companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to or affect our business. Some of these technologies, applications or patents may conflict with our technologies or patent applications. Such conflict could limit the scope of the patents, if any, that we may be able to obtain. Such conflict may also result in the denial of our patent applications. In addition, if patents that cover our activities are issued to other companies, there can be no assurance that we would be able to obtain licenses to these patents at a reasonable cost or be able to develop or obtain alternative technology. If we do not obtain such licenses, we could encounter delays in the introduction of products, or could find that the development, manufacture or sale of products requiring such licenses could be prohibited. In addition, we could incur substantial costs in defending ourselves in suits brought against us on patents that our products might infringe or in filing suits against others to have such patents declared invalid.

Patent applications in the U.S. are maintained in secrecy and not published if either: i) the application is a provisional application or, ii) the application is filed and we request no publication, and certify that the invention disclosed “has not and will not” be the subject of a published foreign application. Otherwise, U.S. applications or foreign counterparts, if any, publish 18 months after the priority application has been filed. Since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, we cannot be certain that we or any licensor were the first creator of inventions covered by pending patent applications or that we or such licensor was the first to file patent applications for such inventions. Moreover, we might have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention, which could result in substantial cost to us, even if the eventual outcome were favorable to us. There can be no assurance that our patents, if issued, would be held valid or enforceable by a court or that a competitor’s technology or product would be found to infringe such patents.

Much of our know-how and technology may not be patentable. To protect our rights, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements. There can be no assurance, however, that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure. Further, our business may be adversely affected by competitors who independently develop competing technologies, especially if we obtain no, or only narrow, patent protection.

We are subject to various government regulations.

The manufacture and sale of human therapeutic and diagnostic products in the U.S., Canada and foreign jurisdictions are governed by a variety of statutes and regulations. These laws require approval of manufacturing facilities, controlled research and testing of products and government review and approval of a submission containing manufacturing, preclinical and clinical data in order to obtain marketing approval based on establishing the safety and efficacy of the product for each use sought, including adherence to current Good Manufacturing Practice (or cGMP) during production and storage, and control of marketing activities, including advertising and labeling.

The products we are currently developing will require significant development, preclinical and clinical testing and investment of substantial funds prior to their commercialization. The process of obtaining required approvals can be costly and time-consuming, and there can be no assurance that future products will be successfully developed and will prove to be safe and effective in clinical trials or receive applicable regulatory approvals. Markets other than the U.S. and Canada have similar restrictions. Potential investors and shareholders should be aware of the risks, problems, delays, expenses and difficulties which we may encounter in view of the extensive regulatory environment which controls our business.

We may become subject to increased government regulation.

Increased government regulation could: (i) reduce our revenues; (ii) increase our operating expenses; and (iii) expose us to significant liabilities. We cannot be sure what effect any future material noncompliance by us with any future laws and regulations or any material changes in current laws and regulations could have on our business, operating results and financial condition.

If we are unable to keep up with rapid technological changes in our field or compete effectively, we will be unable to operate profitably.

We are engaged in a rapidly changing field. Other products and therapies that will compete directly with the products that we are seeking to develop and market currently exist or are being developed. Competition from fully integrated pharmaceutical companies and more established biotechnology companies is intense and is expected to increase. Most of these companies have significantly greater financial resources and expertise in discovery and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and marketing than us. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and established biopharmaceutical or biotechnology companies. Many of these competitors have significant products that have been approved or are in development and operate large, well-funded discovery and development programs. Academic institutions, governmental agencies and other public and private research organizations also conduct research, seek patent protection and establish collaborative arrangements for therapeutic products and clinical development and marketing. These companies and institutions compete with us in recruiting and retaining highly qualified scientific and management personnel. In addition to the above factors, we will face competition based on product efficacy and safety, the timing and scope of regulatory approvals, availability of supply, marketing and sales capability, reimbursement coverage, price and patent position. There is no assurance that our competitors will not develop more effective or more affordable products, or achieve earlier patent protection or product commercialization, than our own.

Other companies may succeed in developing products earlier than ourselves, obtaining Health Canada, European Medicines Agency (the “EMEA”) and FDA approvals for such products more rapidly than we will, or in developing products that are more effective than products we propose to develop. While we will seek to expand our technological capabilities in order to remain competitive, there can be no assurance that research and development by others will not render our technology or products obsolete or non-competitive or result in treatments or cures superior to any therapy we develop, or that any therapy we develop will be preferred to any existing or newly developed technologies.

Clinical trials for our product candidates are expensive and time consuming, and their outcome is uncertain.

The process of obtaining and maintaining regulatory approvals for new therapeutic products is expensive, lengthy and uncertain. Costs and timing of clinical trials may vary significantly over the life of a project owing to any or all of the following non-exclusive reasons:

•	the duration of the clinical trial;

•	the number of sites included in the trials;

•	the countries in which the trial is conducted;

•	the length of time required and ability to enroll eligible patients;

•	the number of patients that participate in the trials;

•	the number of doses that patients receive;

•	the drop-out or discontinuation rates of patients;

•	per patient trial costs;

•	third party contractors failing to comply with regulatory requirements or meet their contractual obligations to us in a timely manner;

•	our final product candidates having different properties in humans than in laboratory testing;

•	the need to suspend or terminate our clinical trials;

•	insufficient or inadequate supply of quality of necessary materials to conduct our trials;

•	potential additional safety monitoring, or other conditions required by FDA or comparable foreign regulatory authorities regarding the scope or design of our clinical trials, or other studies requested by regulatory agencies;

•	problems engaging institutional review boards (“IRB”) to oversee trials or in obtaining and maintaining IRB approval of studies;

•	the duration of patient follow-up;

•	the efficacy and safety profile of a product candidate;

•	the costs and timing of obtaining regulatory approvals; and

•	the costs involved in enforcing or defending patent claims or other intellectual property rights.

Late stage clinical trials are especially expensive, typically requiring tens of millions of dollars, and take years to reach their outcomes. Such outcomes often fail to reproduce the results of earlier trials. It is often necessary to conduct multiple late stage trials, including multiple Phase III trials, in order to obtain sufficient results to support product approval, which further increases the expense. Sometimes trials are further complicated by changes in requirements while the trials are under way (for example, when the standard of care changes for the disease that is being studied in the trial). Accordingly, any of our current or future product candidates could take a significantly longer time to gain regulatory approval than we expect, or may never gain approval, either of which could delay or stop the commercialization of our product candidates.

We may be required to suspend or discontinue clinical trials due to unexpected side effects or other safety risks that could preclude approval of our product candidates.

Our clinical trials may be suspended at any time for a number of reasons. For example, we may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable risk to the clinical trial patients. In addition, the FDA or other regulatory agencies may order the temporary or permanent discontinuation of our clinical trials at any time if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements or that they present an unacceptable safety risk to the clinical trial patients.

Administering any product candidate to humans may produce undesirable side effects. These side effects could interrupt, delay or halt clinical trials of our product candidates and could result in the FDA or other regulatory authorities denying further development or approval of our product candidates for any or all targeted indications. Ultimately, some or all of our product candidates may prove to be unsafe for human use. Moreover, we could be subject to significant liability if any volunteer or patient suffers, or appears to suffer, adverse health effects as a result of participating in our clinical trials.

We may not receive regulatory approvals for our product candidates or there may be a delay in obtaining such approvals.

Our products and our ongoing development activities are subject to regulation by regulatory authorities in the countries in which we or our collaborators and distributors wish to test, manufacture or market our products. For instance, the FDA will regulate the product in the U.S. and equivalent authorities, such as the European Medicines Agency (“EMA”), will regulate in Europe. Regulatory approval by these authorities will be subject to the evaluation of data relating to the quality, efficacy and safety of the product for its proposed use, and there can be no assurance that the regulatory authorities will find our data sufficient to support product approval.

The time required to obtain regulatory approval varies between countries. In the U.S., for products without “Fast Track” status, it can take up to eighteen (18) months after submission of an application for product approval to receive the FDA’s decision. Even with Fast Track status, FDA review and decision can take up to twelve (12) months.

Different regulators may impose their own requirements and may refuse to grant, or may require additional data before granting, an approval, notwithstanding that regulatory approval may have been granted by other regulators. Regulatory approval may be delayed, limited or denied for a number of reasons, including insufficient clinical data, the product not meeting safety or efficacy requirements or any relevant manufacturing processes or facilities not meeting applicable requirements as well as case load at the regulatory agency at the time.

Delays in our clinical trials could result in us not achieving anticipated developmental milestones when expected, increased costs and delay our ability to obtain regulatory approval and commercialize our product candidates.

Delays in our ability to commence or enroll patients for our clinical trials could result in us not meeting anticipated clinical milestones and could materially impact our product development costs and delay regulatory approval of our product candidates. We do not know whether planned clinical trials will be commenced or completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including:

•	delays in the development of manufacturing capabilities for our product candidates to enable their consistent production at clinical trial scale

•	delays in the commencement of clinical trials as a result of clinical trial holds or the need to obtain additional information to complete an Investigational New Drug Application (IND)

•	delays in obtaining regulatory approval to commence new trials

•	adverse safety events experienced during our clinical trials

•	insufficient efficacy during trials leading to withdrawal of product candidate

•	delays in obtaining clinical materials

•	slower than expected patient recruitment for participation in clinical trials; and

•	delays in reaching agreement on acceptable clinical trial agreement terms with prospective sites or obtaining institutional review board approval.

If we do not successfully commence or complete our clinical trials on schedule, the price of our common stock may decline.

Preclinical studies and Phase 1 or 2 clinical trials of our product candidates may not predict the results of subsequent human clinical trials.

Preclinical studies, including studies of our product candidates in animal models, may not accurately predict the result of human clinical trials of those product candidates. In particular, promising animal studies suggesting the efficacy of our products may not predict the ability of these products to treat humans. Our technology may be found not to be efficacious when studied in human clinical trials.

To satisfy FDA or foreign regulatory approval standards for the commercial sale of our product candidates, we must demonstrate in adequate and controlled clinical trials that our product candidates are safe and effective. Success in early clinical trials, including Phase 2 trials, does not ensure that later clinical trials will be successful. Our initial results from Phase 1/2 clinical trials also may not be confirmed by later analysis or subsequent larger clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier clinical trials.

Our product candidates must undergo rigorous clinical testing, the results of which are uncertain and could substantially delay or prevent us from bringing them to market.

Before we can obtain regulatory approval for a product candidate, we must undertake extensive clinical testing in humans to demonstrate safety and efficacy to the satisfaction of the FDA or other regulatory agencies. Clinical trials of new drug candidates sufficient to obtain regulatory marketing approval are expensive and take years to complete.

We cannot be certain of successfully completing clinical testing within the time frame we have planned, or at all. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent us from receiving regulatory approval or commercializing our product candidates, including the following:

•	our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and/or preclinical testing or to abandon programs;

•	the results obtained in earlier stage clinical testing may not be indicative of results in future clinical trials;

•	clinical trial results may not meet the level of statistical significance required by the FDA or other regulatory agencies;

•	enrollment in our clinical trials for our product candidates may be slower than we anticipate, resulting in significant delays and additional expense;

•	we, or regulators, may suspend or terminate our clinical trials if the participating patients are being exposed to unacceptable health risks; and

•	the effects of our product candidates on patients may not be the desired effects or may include undesirable side effects or other characteristics that may delay or preclude regulatory approval or limit their commercial use, if approved.

Completion of clinical trials depends, among other things, on our ability to enroll a sufficient number of patients, which is a function of many factors, including:

•	the therapeutic endpoints chosen for evaluation;

•	the eligibility criteria defined in the protocol;

•	the perceived benefit of the investigational drug under study;

•	the size of the patient population required for analysis of the clinical trial’s therapeutic endpoints;

•	our ability to recruit clinical trial investigators and sites with the appropriate competencies and experience;

•	our ability to obtain and maintain patient consents; and

•	competition for patients by clinical trial programs for other treatments.

We may experience difficulties in enrolling patients in our clinical trials, which could increase the costs or affect the timing or outcome of these clinical trials. This is particularly true with respect to diseases with relatively small patient populations.

We have conducted and may in the future conduct clinical trials for our products or product candidates outside the United States and the FDA may not accept data from such trials.

We have conducted and may in the future choose to conduct one or more of our clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of such study data by the FDA is subject to certain conditions. For example, the study must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The study population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. Generally, the patient population for any clinical studies conducted outside of the United States must be representative of the population for whom we intend to label the product in the United States. In addition, such studies would be subject to the applicable local laws and FDA acceptance of the data would be dependent upon its determination that the studies also complied with all applicable U.S. laws and regulations. There can be no assurance the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept any such data, it would likely result in the need for additional trials, which would be costly and time consuming and delay aspects of our business plan.

We may fail to comply with regulatory requirements.

Our success will be dependent upon our ability, and our collaborative partners’ abilities, to maintain compliance with regulatory requirements, including cGMP, and safety reporting obligations. The failure to comply with applicable regulatory requirements can result in, among other things, fines, injunctions, civil penalties, total or partial suspension of regulatory approvals, refusal to approve pending applications, recalls or seizures of products, operating and production restrictions and criminal prosecutions.

Regulatory approval of our product candidates may be withdrawn at any time.

After regulatory approval has been obtained for medicinal products, the product and the manufacturer are subject to continual review, including the review of adverse experiences and clinical results that are reported after our products are made available to patients, and there can be no assurance that such approval will not be withdrawn or restricted. Regulators may also subject approvals to restrictions or conditions, or impose post-approval obligations on the holders of these approvals, and the regulatory status of such products may be jeopardized if such obligations are not fulfilled. If post-approval studies are required, such studies may involve significant time and expense.

The manufacturer and manufacturing facilities we use to make any of our products will also be subject to periodic review and inspection by the FDA or EMA, as applicable. The discovery of any new or previously unknown problems with the product, manufacturer or facility may result in restrictions on the product or manufacturer or facility, including withdrawal of the product from the market. We will continue to be subject to the FDA or EMA requirements, as applicable, governing the labeling, packaging, storage, advertising, promotion, recordkeeping, and submission of safety and other post-market information for all of our product candidates, even those that the FDA or EMA, as applicable, had approved. If we fail to comply with applicable continuing regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approval, product recalls and seizures, operating restrictions and other adverse consequences.

There may not be a viable market for our products.

We believe that there will be many different applications for our products. We also believe that the anticipated market for our products will continue to expand. These assumptions may prove to be incorrect for a variety of reasons, including competition from other products and the degree of our products’ commercial viability.

We rely on key personnel and, if we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to grow effectively.

We are dependent on our Chief Executive Officer, Itamar Shimrat, our Executive Chairman, Yoram Drucker, and on scientific and drug development staff and consultants, including Professor Yair Reisner, the loss of services of one or more of whom could materially adversely affect us.

We currently do not have full-time employees, but we retain the services of part-time staff on an independent contractor/consultant and contract-employment basis. Our ability to manage growth effectively will require us to continue to implement and improve our management systems and to recruit and train new employees. Although we have done so in the past and expect to do so in the future, there can be no assurance that we will be able to successfully attract and retain skilled and experienced personnel.

We may be subject to foreign exchange fluctuation.

We maintain our accounts in both U.S. dollars and Israeli shekels. A portion of our expenditures are in foreign currencies, most notably in U.S. dollars, and therefore we are subject to foreign currency fluctuations, which may, from time to time, impact our financial position and results. We may enter into hedging arrangements under specific circumstances, typically through the use of forward or futures currency contracts, to minimize the impact of increases in the value of the U.S. dollar. In order to minimize our exposure to foreign exchange fluctuations we may hold sufficient U.S. dollars to cover our expected U.S. dollar expenditures.

We may be exposed to potential product and clinical trials liability.

Our business exposes us to potential product liability risks, which are inherent in the testing, manufacturing, marketing and sale of therapeutic products. Human therapeutic products involve an inherent risk of product liability claims and associated adverse publicity. While we will continue to take precautions we deem appropriate, there can be no assurance that we will be able to avoid significant product liability exposure. We do not currently maintain liability insurance coverage as such insurance is expensive and difficult to obtain. In the event clinical trials are commenced, we plan to obtain liability insurance coverage in the jurisdictions applicable to such clinical trials. However, when we seek such insurance, it may not be available on acceptable terms, if at all. The inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could prevent or inhibit our ability to conduct clinical trials in certain jurisdiction or the commercialization of our current or potential products. A product liability claim brought against us in a clinical trial or a product withdrawal could have a material adverse effect upon us and our financial condition. Should the insurance coverage be insufficient in amount or scope to address multiple and diverse claims, liabilities not covered by insurance could represent a significant financial liability for Cell Source. Since Yeda does not conduct human trials, there is no need for Cell Source to have insurance for trials there. When Cell Source begins to contract facilities at hospitals to conduct human trials on its behalf, it will ensure that full and proper insurance coverage will be in place with respect to such clinical facilities. Cell Source plans to insure its participation in any and all clinical trials, above and beyond whatever insurance coverage is already held by the institutions and facilities providing services with respect to such clinical trials.

We may become subject to liabilities related to risks inherent in working with hazardous materials.

Our discovery and development processes involve the controlled use of hazardous and radioactive materials. We are subject to federal, state, provincial and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result and any such liability could exceed our resources. We are not specifically insured with respect to this liability. Although we believe that we are in compliance in all material respects with applicable environmental laws and regulations and currently do not expect to make material capital expenditures for environmental control facilities in the near-term, there can be no assurance that we will not be required to incur significant costs to comply with environmental laws and regulations in the future, or that our operations, business or assets will not be materially adversely affected by current or future environmental laws or regulations.

We identified a material weakness in our internal control over financial reporting and if the remediation procedures we have undertaken are unable to successfully remediate the existing material weakness, then the accuracy and timing of our financial reporting may be adversely affected.

In preparing our financial statements as of and for the year ended December 31, 2013, we identified control deficiencies in the design and operation of our internal control over financial reporting that together constituted a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weaknesses identified were that we did not have adequate accounting systems and our accounting staff was inadequate both in terms of the number of personnel and their expertise in U.S. GAAP and SEC rules and regulations. As such, our controls over financial reporting were not designed or operating effectively. We believe we have remediated this material weakness as of December 31, 2014.

The material weakness in our internal control over financial reporting was attributable to inadequate accounting systems. In addition, our accounting staff was inadequate both in terms of the number of personnel and their expertise in U.S. GAAP and SEC rules and regulations. In response to this material weakness, we engaged the services of additional personnel with knowledge of U.S. GAAP and public company financial reporting expertise to enhance our financial management and reporting infrastructure, and further develop and document our accounting policies and financial reporting procedures.

Our independent certified public accounting firm is not required to perform an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act by virtue of our status as an “emerging growth company” as defined in the JOBS Act. In light of the control deficiencies and the resulting material weakness that were identified as a result of the limited procedures we did perform, it is possible that additional material weaknesses and significant control deficiencies may have been identified if we and our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act. However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we intend to take advantage of the exemption permitting us not to comply with the requirement that our independent registered public accounting firm provide an attestation on the effectiveness of our internal control over financial reporting.

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

Risks Related to Our Common Stock

There is not an active liquid trading market for the Company’s Common Stock.

The Company voluntarily reports under the Exchange Act and its Common Stock is eligible for quotation on the OTC Markets. However, there is no regular active trading market in the Company’s Common Stock, and we cannot give an assurance that an active trading market will develop. If an active market for the Company’s Common Stock develops, there is a significant risk that the Company’s stock price may fluctuate dramatically in the future in response to any of the following factors, some of which are beyond our control:

•	variations in our quarterly operating results;

•	announcements that our revenue or income are below analysts’ expectations;

•	general economic slowdowns;

•	sales of large blocks of the Company’s Common Stock; and

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments.

Our Common Stock is subject to the “penny stock” rules of the Securities and Exchange Commission, which may make it more difficult for stockholders to sell our Common Stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a person’s account for transactions in penny stocks, and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person, and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form sets forth the basis on which the broker or dealer made the suitability determination, and that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of the Company’s Common Stock if and when such shares are eligible for sale and may cause a decline in the market value of its stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

We may not be able to attract the attention of brokerage firms because we became a public company by means of a reverse acquisition.

Because we became public through a “reverse acquisition," securities analysts of brokerage firms may not provide coverage of us since there is little incentive to brokerage firms to recommend the purchase of our Common Stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of the Company in the future.

Applicable regulatory requirements, including those contained in and issued under the Sarbanes-Oxley Act of 2002, may make it difficult for the Company to retain or attract qualified officers and directors, which could adversely affect the management of its business and its ability to obtain or retain listing of its Common Stock.

The Company may be unable to attract and retain those qualified officers, directors and members of board committees required to provide for effective management because of the rules and regulations that govern publicly held companies, including, but not limited to, certifications by principal executive officers. The enactment of the Sarbanes-Oxley Act has resulted in the issuance of a series of related rules and regulations and the strengthening of existing rules and regulations by the SEC, as well as the adoption of new and more stringent rules by the stock exchanges. The perceived increased personal risk associated with these changes may deter qualified individuals from accepting roles as directors and executive officers.

Further, some of these changes heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters. The Company may have difficulty attracting and retaining directors with the requisite qualifications. If the Company is unable to attract and retain qualified officers and directors, the management of its business and its ability to obtain or retain listing of our shares of Common Stock on any stock exchange (assuming the Company elects to seek and are successful in obtaining such listing) could be adversely affected.

If the Company fails to maintain an effective system of internal controls, it may not be able to accurately report its financial results or detect fraud. Consequently, investors could lose confidence in the Company’s financial reporting and this may decrease the trading price of its stock.

The Company must maintain effective internal controls to provide reliable financial reports and detect fraud. The Company has been assessing its internal controls to identify areas that need improvement. It is in the process of implementing changes to internal controls, but has not yet completed implementing these changes. Failure to implement these changes to the Company’s internal controls or any others that it identifies as necessary to maintain an effective system of internal controls could harm its operating results and cause investors to lose confidence in the Company’s reported financial information. Any such loss of confidence would have a negative effect on the trading price of the Company’s stock.

Voting power of our shareholders is highly concentrated by insiders.

Our officers, directors and affiliates currently own approximately 29% of our outstanding common stock. Assuming the selling shareholders sell all of the shares and shares issuable upon exercise of the warrants issued to them, our officers, directors and affiliates (were they also to exercise all of their warrants) will on a pro forma basis own approximately 29% of our outstanding common stock. Such concentrated control of the Company may adversely affect the value of our ordinary shares. If you acquire our ordinary shares, you may have no effective voice in our management. Sales by our insiders or affiliates, along with any other market transactions, could affect the value of our ordinary shares.

We do not intend to pay dividends for the foreseeable future.

We have paid no dividends on our Common Stock to date and it is not anticipated that any dividends will be paid to holders of our Common Stock in the foreseeable future. While our future dividend policy will be based on the operating results and capital needs of the business, it is currently anticipated that any earnings will be retained to finance our future expansion and for the implementation of our business plan. As an investor, you should take note of the fact that a lack of a dividend can further affect the market value of our stock, and could significantly affect the value of any investment in our Company.

Our articles of incorporation allow for our board to create a new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our Common Stock.

Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors have the authority to issue up to 10,000,000 shares of our preferred stock terms of which may be determined by the Board without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of Common Stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our Common Stock. In addition, our Board of Directors could authorize the issuance of a series of preferred stock that has greater voting power than our Common Stock or that is convertible into our Common Stock, which could decrease the relative voting power of our Common Stock or result in dilution to our existing stockholders. Although we have no present intention to issue any additional shares of preferred stock or to create any additional series of preferred stock, we may issue such shares in the future.

You may experience dilution of your ownership interests because of the future issuance of additional shares of common stock.

In the future, we may issue additional authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our shareholders. We may also issue additional shares of our securities that are convertible into or exercisable for Common Stock, as the case may be, in connection with hiring or retaining employees, future acquisitions, future sales of its securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of Common Stock may create downward pressure on the value of our securities. There can be no assurance that we will not be required to issue additional shares of Common Stock, warrants or other convertible securities in the future in conjunction with any capital raising efforts, including at a price (or exercise prices) below the price at which our shares may be valued or are trading in a public market.

As an issuer of “penny stock," the protection provided by the federal securities laws relating to forward looking statements does not apply to us.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, we will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.

Our issuance of Common Stock upon exercise of warrants or options may depress the price of our Common Stock.

As of December 31, 2014, we have 23,579,256 shares of Common Stock issued and outstanding and warrants to purchase 8,503,159 shares of Common Stock. The issuance of shares of Common Stock upon exercise of outstanding warrants or options could result in substantial dilution to our stockholders, which may have a negative effect on the price of our Common Stock.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company. Although we are not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, we file reports with the Securities and Exchange Commission voluntarily. As a result, we file annual, quarterly and current reports with respect to our business and financial condition and establish and maintain effective disclosure and financial controls and corporate governance practices. Compliance with the Exchange Act and the rules and regulations under the Exchange Act have substantially increased our legal and financial compliance costs and made some activities more time-consuming and costly. Our management and other personnel devote a substantial amount of time to these compliance initiatives. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance. We estimate that we will incur between $1 million and $2.5 million annually in expenses in response to these requirements.

If we take advantage of specified reduced disclosure requirements applicable to an "emerging growth company" under the JOBS Act, the information that we provide to stockholders may be different than they might receive from other public companies.

As a company with less than $1 billion in revenue during our last fiscal year, we qualify as an "emerging growth company" under the JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

•	Only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced "Management's Discussion and Analysis of Financial Condition and Results of Operations" disclosure;

•	Reduced disclosure about our executive compensation arrangements;

•	No non-binding advisory votes on executive compensation or golden parachute arrangements;

•	Exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

We may take advantage of these exemptions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1 billion in annual revenues, we have more than $700 million in market value of our stock held by non-affiliates, or we issue more than $1 billion of non-convertible debt over a three-year period. We may choose to take advantage of some but not all of these reduced burdens. We have not taken advantage of any of these reduced reporting burdens in this Report on Form 10-K, although we may choose to do so in future filings. If we do, the information that we provide stockholders may be different than you might get from other public companies in which you hold stock.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

We will be required to disclose changes made in our internal controls and procedures on a quarterly basis and our management will be required to assess the effectiveness of these controls annually. However, for as long as we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. We could be an emerging growth company for up to five years. An independent assessment of the effectiveness of our internal controls could detect problems that our management's assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Annual Report on Form 10-K, including the risks described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in this Annual Report on Form 10-K and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to:

•	our ability to raise funds for general corporate purposes and operations, including our clinical trials;

•	the commercial feasibility and success of our technology;

•	our ability to recruit qualified management and technical personnel;

•	the success of our clinical trials;

•	our ability to obtain and maintain required regulatory approvals for our products; and

•	the other factors discussed in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K.

Any forward-looking statements speak only as of the date on which they are made, and except as may be required under applicable securities laws, we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this current report.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our corporate headquarter is located at 65 Yigal Alon Street, 23rd Floor, Tel Aviv 67433, Israel, and the telephone number at such address is (972) 3 562-1755. Currently our corporate headquarter is located at the offices of our general counsel. We do not own or lease this office space and are provided access to these offices as needed. Because we are a small company with few employees this is adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS.

We are not involved in any pending legal proceeding or litigations and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted under the symbol “CLCS” on the OTCQB. There has been no active trading of our common stock.

There was no reported trading in our common stock prior to March 13, 2014. Since March 13, 2014, there has been limited trading in our common stock. The following table sets forth the range of high and low bid prices of our common stock as reported and summarized on the OTCQB for the periods indicated. These prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

2014 Fiscal Year

	High		Low
First Quarter ended March 31, 2014	$0.10	***	$0.10	***
Second Quarter ended June 30, 2014	$3.50		$0.10
Third Quarter ended September 30, 2014	$2.00		$0.75
Fourth Quarter ended December 31, 2014	$0.95		$0.32

2013 Fiscal Year

	High		Low
First Quarter ended March 31, 2013	$	***	$	***
Second Quarter ended June 30, 2013	$	***	$	***
Third Quarter ended September 30, 2013	$	***	$	***
Fourth Quarter ended December 31, 2013	$	***	$	***

***There was no reported trading in our common stock prior to March 13, 2014

Transfer Agent

Our transfer agent is Globex Transfer, LLC, 780 Deltona Blvd., Suite 202, Deltona, FL 32725.

Holders

As of March 11, 2015, there were approximately 100 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Warrants

As of December 31, 2014, we had warrants purchase an aggregate of 8,503,159 shares of common stock outstanding with a weighted average exercise price of $0.57 per share.

On November 10, 2014, in connection with the effectiveness of our registration statement, we became obligated to issue to certain founders of Cell Source Limited five-year warrants to purchase an aggregate of 3,000,000 shares of our common stock at an exercise price of $0.75 per share. These warrants were not formally issued in 2014.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

As of the date of the filing of this Annual Report on Form 10-K, we do not have any equity compensation plan.

Sales of Unregistered Securities

During the three months ended December 31, 2014, no shares of unregistered common stock were issued by us.

Issuer Purchases of Equity Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management Discussion and Analysis (“MD&A”) contains “forward-looking statements," which represent our projections, estimates, expectations or beliefs concerning among other things, financial items that relate to management’s future plans or objectives or to our future economic and financial performance. In some cases, you can identify these statements by terminology such as “may,” “should,” “plans,” “believe,” “will,” “anticipate,” “estimate,” “expect,” “project” or “intend,” including their opposites or similar phrases or expressions.

You should be aware that these statements are projections or estimates as to future events and are subject to a number of factors that may tend to influence the accuracy of the statements. These forward-looking statements should not be regarded as a representation by the Company or any other person that the events or plans of the Company will be achieved. You should not unduly rely on these forward-looking statements, which speak only as of the date of this MD&A. Except as may be required under applicable securities laws, we undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this MD&A or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe under “Risk Factors” in this Annual Report on Form 10-K. Actual results may differ materially from any forward looking statement.

Overview

Our wholly-owned subsidiary, Cell Source Israel was founded in 2011 as a privately held company located in Tel Aviv, Israel. Our business is based on over ten (10) years of prominent research at the Weizmann Institute, the commercial arm of Yeda, from whom we license patented technology. Our exclusive, world-wide license provides us with access to certain discoveries, inventions and other intellectual property generated by Dr. Reisner, formerly Head of the Immunology Department at the Weizmann Institute, together with others. Dr. Reisner leads a team at the Weizmann Institute to continue the development of these technologies in order to facilitate the transition of those technologies from the laboratory to clinical trials. We also collaborate with Dr. Herman Einsele and Dr. Franco Aversa, leading figures in bone marrow transplantation for cancer treatment and research, both of whom plan to serve on our Scientific Advisory Board and will oversee our initial clinical trials which, when started, will focus on addressing cancer through cell therapy accompanied by bone marrow transplants.

Our lead prospective product is our patented Veto-Cell immune system management technology, which is an immune tolerance biotechnology that enables the selective blocking of immune responses. The Company’s target indications include: lymphoma, multiple myeloma and BCLL (a form of leukemia treatment), facilitating transplantation acceptance (initially bone -marrow transplantation and subsequently organ transplantation), and ultimately treating a variety of non-malignant diseases.

Prior to commercializing its products, the Company must conduct human clinical trials and obtain FDA approval and/or approvals from comparable foreign regulatory authorities.

Generally speaking, as a preclinical biotechnology firm, Cell Source needs to go through several necessary steps in order to commercialize its products and commence revenue generation. These steps are per product, but can run in parallel for multiple products, which are each in different stages of the development “pipeline”, so that, for example, when a certain product is already in a human clinical trial, another product may still be in preclinical development and a third may be awaiting regulatory approval to commence human trials. These can also take place in parallel, and varied stages, for the same product in different geographic jurisdictions. The typical steps per product (and range of time frame for each) are:

1.	Complete development of human treatment protocol (2-5 years)

2.	Apply for and receive approval to commence human trials (9-18 months)

3.	Recruit patients (1-6 months)

4.	Conduct Phase I trials showing safety of product (1-2 years)

5.	Apply for and receive approval to conduct trials showing product efficacy (6-12 months)

6.	Data collecting and analysis (6-12 months)

7.	Conduct Phase II efficacy trials (2-3 years)

8.	Data collecting and analysis (6-12 months)

9.	Apply for and receive approval to conduct trials showing efficacy in larger numbers of patients (6-12 months)

10.	Conduct Phase III efficacy trials with larger numbers of patients (2-4 years)

11.	Data collecting and analysis (6-12 months)

12.	Apply for and receive approval for production scale manufacturing facilities (6-12 months)

13.	Contract third party or establish own production facilities (6-30 months)

14.	Contract third party or establish own distribution platform (6-18 months)

15.	Commence manufacturing and distribution (6-12 months)

Please note that steps 12-15 can be conducted in parallel with some of the steps above. In the case of Cell Source and other firms that treat terminal patients with either rare diseases or those for which there is currently no effective treatment, or where preclinical studies indicate a reasonable expectation to increase life expectancy and survival rates by a substantive margin, several of these steps can be combined and or shortened, subject to regulatory discretion. For example, Phase I and II (safety and efficacy) can be combined in a single concurrent step; approvals for subsequent steps can be accelerated; in some countries patients can already be treated commercially after the end of Phase II, foregoing the requirement for Phase III data.

Although we have provided estimated timeframes for each step above, no assurances can be made that such timeframes are accurate or that they would not be delayed for one or more reasons. At any stage of human clinical trial, there could be problems with either safety or efficacy of treatment. In these instances the Company could be required to reformulate the treatment and proceed with additional patients, which could involve a delay of months or years, depending on whether we would have to seek approval from the very beginning of the approval process. There can also be a delay of up to 1 to 2 years between phases of human clinical trial, as the regulator may wish to take additional time to review the approval of a subsequent stage. Furthermore, if a significant modification to the treatment is required, the application process begins again from the very first stage. If the treatment is not effective at all or if it’s harmful to patients, even after modifications are made, it is possible that the trials may be halted completely and the product candidates permanently withdrawn. While the timescales presented here are representative of the typical experience, there is no assurance that there will not be significant delays at any stage or step in the process or a complete failure of trials.

The specific detailed next steps the company must take to get the treatments or products to market include the following:

We have not submitted any drug applications to the FDA and do not have anything pending for approval with the FDA. Cell Source itself has not had any contact with any regulator anywhere regarding treatment approvals or clinical trials associated with regulatory approvals. We are aware that a hospital in Italy in May, 2014 independently requested and in September, 2014 received approval to conduct a trial with the same protocol that we plan to use, but we are not mentioned in the application nor in the approval. However, we may indirectly benefit from the outcome of the trial, if successful, although we are not the sponsor of this trial. There are no written or verbal agreements between the hospital and Cell Source regarding the use of the technology. That said, Cell Source is aware and in favor of the hospital plans to use the technology and would of course find a positive initial outcome encouraging. Since the treatment is being done on compassionate grounds as a non-commercial clinical trial, there is no legal requirement for the hospital to obtain approval to use the treatment protocol.

Cell Source then plans to commence a follow-on full Phase I/II study in Parma, Italy that is meant to demonstrate safety and efficacy and is anticipated to last between 2 and 3 years. The local regulator will then determine whether the product will then be made available for sale, or whether it will require a Phase III study. Since the product involves treatments that are already in the clinic but in combination in a new way, and since Cell Source aspires to demonstrate a significant increase in survival rates, this treatment may conceivably be made available commercially on a “compassionate grounds” basis immediately following the conclusion of Phase I/II, which could be in 2019. In the event that a full Phase III study is required, a further 2-3 years may be required.

For the Veto-Cell applications for reducing rejection in Bone Marrow Transplants and for eradicating lymphoma cells, Cell Source expects to commence a Phase I/II human clinical study in Italy, and subsequently in Germany, starting sometime in 2016. Since this technology does not involve elements that are already in clinical use, Cell Source anticipates that Phase I/II studies will last until 2018 or 2019. These would be followed by completion of Phase II and Phase III, which would last another 2-3 years each, so that full approval, if successful, would be expected sometime in 2024. In Germany there is a possibility of approval for commercial use on a “compassionate grounds” basis at the end of Phase II, which could take place by 2022. In the US, Cell Source may or may not be permitted by the FDA to submit European trial results as “supporting data”. If not, Cell Source would have to go through the full FDA approval process, which, commencing in 2015, would last until between 2021 and 2023 for the Megadose Drug Combination. For the Veto-Cell this would commence in 2016 or 2017 and could last until 2024 to 2025. It is possible that Cell Source treatments could qualify for any or all of Fast Track, Breakthrough Therapy, Accelerated Approval and Priority Review designation under the FDA, which would hasten their approval if successful.

The costs for each step of development, in terms of clinical trials, are delineated below:

Cell Source estimates the cost of clinical trials alone to be up to $5 million over the coming two years and another $25-50 million in order to reach commercialization for both the Megadose Drug Combination and the Veto-Cell products. This would mean that Cell Source will need to secure one or more significant capital infusions in order to reach the point that meaningful revenues could be generated.

Cell Source will require additional financing for any and all of the steps described above.

Recent Developments

Subsequent to December 31, 2014, we received an aggregate of $450,000 for 10% original issue discount convertible notes (the “10% Convertible Notes”). The 10% Convertible Notes bear interest at a rate of 10% per annum and are payable eighteen (18) months from the date of issuance (the “Maturity Date”). The 10% Convertible Notes are convertible into a qualified financing at our discretion or, if no such qualified financing occurs prior to the Maturity Date, the 10% Convertible Notes are automatically convertible into common stock at the Maturity Date.

Consolidated Results of Operations

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013

The following table presents selected items in our consolidated statements of operations for the years ended December 31, 2014 and 2013, respectively:

	For The Years Ended
	December 31,
	2014	2013

Revenues	$-	$-

Operating Expenses
Research and development	806,157	351,513
Research and development - related party	1,012,464	784,000
Selling, general and administrative	2,236,119	319,857

Total Operating Expenses	4,054,740	1,455,370

Loss From Operations	(4,054,740)	(1,455,370)

Other (Expense) Income
Interest expense	-	(681,780)
Change in fair value of derivative liabilities	(2,739)	353,500

Total Other Expense	(2,739)	(328,280)

Net Loss	$(4,057,479)	$(1,783,650)

Research and Development

Research and development expense was $1,818,621 and $1,135,513 for the years ended December 31, 2014 and 2013, respectively, an increase of $683,108, or 60%, primarily because the proceeds from our recent equity financing permitted us to expand our research and development efforts, including expenses associated with key patents entering the National Phase in a number of countries around the world.

Selling, General and Administrative

Selling, general and administrative expense was $2,236,119 and $319,857 for the years ended December 31, 2014 and 2013, respectively, an increase of $1,916,262, or 599%, primarily as a result of stock-based compensation expense associated with warrants earned by our founders, legal and professional fees associated with our Share Exchange transaction, which was prepared for and closed in the current period, and costs associated with being a public company.

Interest Expense

Interest expense for the years ended December 31, 2014, and 2013 was $0 and $681,780, respectively. Interest expense during the year ended December 31, 2013 was primarily related to the amortization of debt discount associated with our convertible notes.

Change in Fair Value of Derivative Liability

The change in fair value of derivative liability for the years ended December 31, 2014 and 2013 was a loss of $(2,739) and a gain of $353,500, respectively, which represents the change in fair value of the warrants and embedded conversion options associated with our convertible notes that were deemed to be derivative liabilities.

Liquidity and Going Concern

We measure our liquidity in a number of ways, including the following:

	December 31,
	2014	2013

Cash	$19,480	$28,878
Working capital deficiency	$(3,785,855)	$(697,334)

We have not generated any revenues since our inception, we have recurring net losses, we have a working capital deficiency as of December 31, 2014 and 2013 of approximately $3,786,000 and $697,000, respectively, and we have used cash in operations of approximately $3,120,000 and $894,000 during the years ended December 31, 2014 and 2013, respectively. These conditions raise substantial doubt about our ability to continue as a going concern. Based on our current resources, we will not be able to continue to operate without additional immediate funding.

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

During the years ended December 31, 2014 and 2013, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the years ended December 31, 2014 and 2013 in the amounts of $3,119,662 and $893,942, respectively. The net cash used in operating activities for the year ended December 31, 2014 was primarily due to cash used to fund a net loss of $4,057,479, adjusted for net non-cash expenses in the aggregate amount of $947,494, and $9,677 of cash used to fund changes in the levels of operating assets and liabilities, primarily as a result of payments to vendors due to improved cash availability. The net cash used in operating activities for the year ended December 31, 2013 was primarily due to cash used to fund a net loss of $1,783,650, adjusted for non-cash expenses in the aggregate amount of $407,042, partially offset by $482,666 of cash provided due to changes in the levels of operating assets and liabilities, primarily as a result of increases in accounts payable and accrued expenses, due to cash constraints during the period.

Net Cash Used in Investing Activities

Net cash used in investing activities was $2,582 for the year ended December 31, 2014, which was related to purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the years ended December 31, 2014 and 2013 was $3,112,846 and $761,497, respectively. The net cash provided by financing activities during the year ended December 31, 2014 was attributable to $3,012,846 of net proceeds from our private placement (gross proceeds of $3,067,996 less $55,150 of issuance costs) and $100,000 of proceeds from the issuance of notes payable – related party. The net cash provided by financing activities during the year ended December 31, 2013 was attributable to $551,497 of net proceeds from the issuance of common stock and warrants and $210,000 of proceeds from the issuance of convertible notes.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Critical Accounting Policies and Estimates

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

Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of items that have been included or excluded in the financial statements or tax returns. Deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse.

We adopted the provisions of Accounting Standards Codification (“ASC”) Topic 740-10, which prescribes a recognition threshold and measurement process for financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in our consolidated financial statements as of December 31, 2014 and 2013. We do not expect any significant changes in our unrecognized tax benefits within twelve months of the reporting date.

Our policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of operations.

Stock-Based Compensation

We measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For non-employees, the fair value of the award is generally re-measured on financial reporting dates and vesting dates until the service period is complete. The fair value amount is then recognized over the period the services are required to be provided in exchange for the award, usually the vesting period. Because our common stock historically was not actively traded on a public market, the fair value of our restricted equity instruments is estimated based on the historical observations of cash prices paid for our common stock.

Derivative Financial Instruments

The fair value of an embedded conversion option that is convertible into a variable amount of shares and warrants that include price protection reset provision features are deemed to be “down-round protection” and, therefore, do not meet the scope exception for treatment as a derivative under ASC 815 “Derivatives and Hedging”, since “down-round protection” is not an input into the calculation of the fair value of the conversion option and warrants and cannot be considered “indexed to our own stock” which is a requirement for the scope exception as outlined under ASC 815.

The accounting treatment of derivative financial instruments requires that we record the embedded conversion option and warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. We reassess the classification of our derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. We have adopted a sequencing policy in accordance with ASC 815-40-35-12 whereby all future instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees or directors.

The Black-Scholes option valuation model was used to estimate the fair value of the warrants and conversion options. The model includes subjective input assumptions that can materially affect the fair value estimates. We determined the fair value of the Binomial Lattice Model and the Black-Scholes Valuation Model to be materially the same. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the warrants or conversion options.

Conversion options are recorded as debt discount and are amortized as interest expense over the life of the underlying debt instrument.

Recent Accounting Standards

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation." This ASU removes the definition of a development stage entity from the ASC, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, the ASU eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows, and stockholders’ equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. This ASU is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. We elected to adopt this ASU effective with our Current Report on Form 8-K filed with SEC on July 1, 2014 and the adoption resulted in the removal of previously required development stage disclosures.

In June 2014, the FASB issued ASU No. 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period," ("ASU 2014-12"). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification Topic No. 718, "Compensation - Stock Compensation" as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15, which is effective for annual reporting periods ending after December 15, 2016, extends the responsibility for performing the going-concern assessment to management and contains guidance on how to perform a going-concern assessment and when going-concern disclosures would be required under U.S. GAAP. We elected to adopt ASU 2014-15 effective with our Quarterly Report on Form 10-Q for the period ended September 30, 2014. The adoption of ASU 2014-15 did not have a material effect on our consolidated financial statements.

We have implemented all new accounting standards that are in effect and may impact our financial statements and do not believe that there are any other new accounting standards that have been issued that might have a material impact on our financial position or results of operations.

Significant Factors, Assumptions, and Methodologies Used in Estimating Fair Value of Common Stock

We performed valuations to estimate the fair value of our common stock during the years ended December 31, 2014 and 2013. To determine the value of our common stock, we considered the following three possible valuation methods (1) the income approach, (2) the market approach and the (3) cost approach to estimate our enterprise value.

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

•	During the year ended December 31, 2013, we entered into an agreement with a group of investors whereby, the investors purchased 735,327 units for cash proceeds of $551,497 at $0.75 per unit. Each unit consisted of 1 share of common stock and 1 five-year warrant, which entitles the holder to purchase 1 share of common stock at an exercise price of $0.75 per share.

•	During the year ended December 31, 2014, we entered into an agreement with a group of investors whereby the investors purchased 4,090,661 units for cash proceeds of $3,067,996. Each unit was sold for $0.75 and consisted of 1 share of common stock and 1 five-year warrant, which entitles the holder to purchase 1 share of common stock at an exercise price of $0.75 per share.

Using an option pricing method and the relative fair values, we derived the implied equity value for the Common Stock based on the sale of the Units described above.

	Year Ended December 31, 2014			Year Ended December 31, 2013
	Common Stock	Fair	Allocation	Common Stock	Fair	Allocation
	Equivalents	Value	%	Equivalents	Value	%

Common stock	4,090,661	$3,067,996	57%	735,327	$551,497	54%
Warrants	4,090,661	$2,320,054	43%	735,327	$470,800	46%

	Relative fair value of the common stock		$0.43	Relative fair value of the common stock		$0.40

There is inherent uncertainty in our forecasts and projections, and if we had made different assumptions and estimates than those described previously, the determined fair value of our common stock for either period could have been materially different.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements are presented following the signature page to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

During the quarter ended December 31, 2014, we performed an evaluation under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13(a)-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management concluded that, as of December 31, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

As discussed more fully in Note 1 to our consolidated financial statements and elsewhere in this Annual Report on Form 10-K, on June 30, 2014, we acquired Cell Source Limited, a privately held Israeli company, in a share exchange transaction that was accounted for as a recapitalization of Cell Source Limited. Because the financial statements and information relating to Cell Source Limited now constitute the financial statements and information of the “Company” and the operations of the pre-Merger Company were insignificant prior to and subsequent to the business combination compared to those of the post-combination consolidated entity, meaningful evaluation of the effectiveness of internal control over financial reporting as of December 31, 2014 would need to focus on the internal controls of Cell Source Limited. Prior to the transaction, Cell Source Limited was a privately held company, and therefore its controls were not required to be designed or maintained in accordance with Exchange Act Rule 13a-15. The design of public company internal control over financial reporting for Cell Source Limited and the implementation of internal control over financial reporting for the post-combination consolidated entities, have required and will continue to require significant time and resources from our management and other personnel. As a result of the above, including recently becoming a public company and the need for the Company to have sufficient time to integrate operations, implement controls and raise funds, management was unable to perform an assessment of the internal control over financial reporting of the Company as of December 31, 2014. Therefore, the Company has excluded management’s report on internal control over financial reporting from this Annual Report on Form 10-K.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Below are the names and certain information regarding the Company’s executive officers and directors:

Name	Age	Title(s)
Yoram Drucker	49	Director (Executive Chairman)
Itamar Shimrat	55	Chief Executive Officer, Chief Financial Officer and Director
David Zolty	65	Director
Ben Friedman	56	Director
Dennis Brown	65	Director

Yoram Drucker, a Director and Chairman of our Board of Directors, is an Israeli entrepreneur who has previously been involved in the development of two successful cell therapy technology firms. From March 2009 through September 2011, Mr. Drucker served as Chief Executive Officer and Chairman of Rainbow Energy Ltd. From September 2011 through October 2013, Mr. Drucker served as both Chief Executive Officer and Chairman of Cell Source Ltd. From October 2013 to present, Mr. Drucker served as Chairman of Cell Source Ltd. He was a founding member of the cell stem therapy company Brainstorm (NASDAQ: BCLI). He served as COO in 2004 and CEO from 2005 to 2007. He was also among the founders of Pluristem (listed on the NASDAQ), also a cell therapy company, and was a Director in 2004 and 2005. In 2007 he was a seed investor and VP Business Development in a renewable energy technology firm called Millennium Electric TOU Ltd. Since March 2008 he was a Director of a private renewable energy company called Rainbow Energy, where he actively served as CEO from then until November of 2011. From 1996 to 2003 he served as business and marketing consulting and campaign execution in varied industries ranging from real estate development to insurance. He is an honors graduate of the Abudi College of Advertising and Marketing. Yoram brings significant experience in capital markets in the US and in developing Israeli based cell therapy companies from inception through financing over-the-counter and commencing clinical trials. His understanding of both the financial and the technical side of early stage corporate development has and will continue to be of great value to Cell Source.

Itamar Shimrat, CEO, CFO and Director, is a Canadian businessman and a founding member of Cell Source Israel. Since Cell Source Israel’s inception, Mr. Shimrat served as a Director, Chief Financial Officer and, in October 2013, he was appointed Chief Executive Officer. From March 2009 through September 2011, Mr. Shimrat served as Chief Financial Officer and Director of Rainbow Energy Ltd. From September 2011 through October 2013, Mr. Shimrat served as Chief Financial Officer and Director of Cell Source Ltd. From August 2012 to present, Mr. Shimrat served as Director of Step Up – Olim Madrega Inc. From October 2013 to present, Mr. Shimrat served as Chief Executive Officer and Director of Cell Source Ltd.. Previously, Mr. Shimrat served as an Executive Vice President at First International Bank of Israel from March, 2005 until April, 2008. Prior to 2008, he served as a senior manager at McKinsey& Company’s Tel Aviv office after having being elected Partner at Mitchell Madison Group and consulting for Bain & Co. Mr. Shimrat led major profit improvement programs for leading corporations ranging from American Express and Barclays to El Al Airlines. He has been a Director of two private companies: Rainbow Energy Ltd., a company in the renewable energy industry, and Step Up - Olim Madrega Ltd., a company in the wheelchair industry, and also was on the Allocations Committee of Matan, a leading Israeli philanthropic organization. He holds an MBA with Distinction from the Ivey Business School of the University of Western Ontario in Canada. Itamar brings to Cell Source significant knowledge and experience in the area of corporate finance. He also has extensive experience working in foreign environments and cultures and possesses distinctive oral and written presentation skills. This positions him to be effective in both financing and corporate development both domestically and internationally.

David Zolty has been a Director of Cell Source Israel since November, 2011 and of our Board of Directors since June 30, 2014, and is a Canadian businessman who has owned and managed various Canadian enterprises since 1968. From more than five years prior through the present, Mr. Zolty served as Director of Management and Administration for Hightower Investments. In the mid 1970’s David was one of the founders of TNT Appliances, a coin laundry and appliance sales and service company, primarily serving the Canadian burgeoning multi-family apartment industry. The company grew to be the second largest coin laundry in Canada and was sold in and about 2002. While owning and managing TNT, David was also involved in many real estate acquisitions both through TNT and the Zolty family real estate portfolio. Upon David’s father Morris Zoltys’ retirement, David took a larger role in the Zolty family business where David currently holds a 12% ownership interest and has served in various roles therein for more than 5 years. David has received an honors BA and has done his post graduate work at the University of Toronto in the field of Religious Studies. He is also involved in a number of local charities and is a long standing board member of Camp Agudah Toronto, a children’s summer camp which have facilities at Port Carling, Ontario. His extensive business experience and community involvement are an asset to Cell Source.

Ben Friedman, BBA, BGS, LLB, has been a Director of Cell Source Israel since November, 2011 and of our Board of Directors since June 30, 2014, and is a Canadian business executive with over 25 years’ experience in real estate and commerce. From more than five years prior through the present, Mr. Friedman served as Director and Vice President of Ranee Management. Since 1985, he has served as Owner and CEO of Saucham Holdings Ltd., a private real estate holding and development company active throughout Canada. He is, and has been for more than five years, a managing partner and Director of The Zolty Group, a private company specializing in the development and ownership of high rise multi-unit residential buildings in Canada and the United States. He continues to act as Director of numerous private business related enterprises in the high tech, medical, and laser technology fields, and is a Director of an array of non-profit educational and vocational institutions. Mr. Friedman’s experience as both an executive, along with his degrees in both business and law, position him well to help guide Cell Source through its development.

Dr. Dennis M. Brown, PhD, was elected Director of the Company on June 30, 2014. Dr. Brown is a founder and Chief Scientific Officer and director of Del Mar Pharmaceuticals (BC) Ltd. a subsidiary of DelMar Pharmaceuticals, Inc. (OTCQB: DMPI) to which he serves as a director and Chief Scientific Officer. Dr. Brown has more than thirty years of drug discovery and development experience. Since 2000 to the present, Dr. Brown has served as Chairman of Mountain View Pharmaceutical's Board of Directors and is the President of Valent. Dr. Brown has focused over the past 5 years on the development of DelMar Pharmaceuticals, serving as its Chief Scientific Officer since January 25, 2013 and Director since February 11, 2013. His extensive technical expertise, successful track record as an inventor, executive and director in the field of medical technology position him as an authoritative voice on the scientific, intellectual property, finance and commercialization and well as general management issues for Cell Source both now and in the future. In 1999 he founded ChemGenex Therapeutics, which merged with a publicly traded Australian company in 2004 to become ChemGenex Pharmaceuticals (ASX: CXS/NASDAQ: CXSP), of which he served as President and a Director until 2009. He was previously a co-founder of Matrix Pharmaceutical, Inc., where he served as Vice President (VP) of Scientific Affairs from 1985-1995 and as VP, Discovery Research, from 1995-1999. He also previously served as an Assistant Professor of Radiology at Harvard University Medical School and as a Research Associate in Radiology at Stanford University Medical School. He received his B.A. in Biology and Chemistry (1971), M.S. in Cell Biology (1975) and Ph.D. in Radiation and Cancer Biology (1979), all from New York University. Dr. Brown is an inventor of about 34 issued U.S. patents and applications, many with foreign counterparts. Dr. Brown’s scientific knowledge and experience qualifies him to serve on our Board of Directors.

The Company’s directors are elected at the annual meeting of shareholders to hold office until the annual meeting of shareholders for the ensuing year or until their successors have been duly elected and qualified. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

Board Leadership Structure and Role in Risk Oversight

Due to the small size and early stage of the Company, we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined. Following Mr. Buckley’s resignation, Mr. Drucker will serve as the Chairman whereas Mr. Shimrat will serve as the Chief Executive Officer.

Our Board of Directors (“Board”) is primarily responsible for overseeing our risk management processes on behalf of the Company. The Board receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. In addition, the Board focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our Company are consistent with the board’s appetite for risk. While the Board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

Involvement in Certain Legal Proceedings

Our directors and executive officers have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.	being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because of the small number of persons involved in the management of the Company.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Board of Directors acts as the Audit Committee and the Board has no separate committees. The Company has no qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth all compensation earned in respect of the Company’s principal executive officer (“PEO”) and the two (2) most highly compensated executive officers other than the PEO who received compensation in excess of $100,000 per year for 2014 and 2013.

Summary Compensation Table

Name and				Stock	Option	All Other
Principal Position	Year	Salary	Bonus	Awards	Awards	Compensation	Total

Itamar Shimrat	2014	$168,909	$-	$-	$-	$-	$168,909
Chief Executive Officer	2013	$107,158	$-	$-	$-	$-	$107,158

Yoram Drucker	2014	$75,893	$-	$-	$-	$-	$75,893
Chairman	2013	$107,158	$-	$-	$-	$-	$107,158

Outstanding Equity Awards at Fiscal Year-End

The Company had no outstanding equity awards or equity compensation plan as of December 31, 2014.

On November 10, 2014, in connection with the effectiveness of the registration statement, the Company became obligated to issue to certain founders of Cell Source Limited (including Itamar Shimrat and Yoram Drucker) five-year warrants to purchase an aggregate of 3,000,000 shares of common stock at an exercise price of $0.75 per share. These warrants were not formally issued in 2014.

Director Compensation

The following table sets forth certain information concerning the compensation of our non-employee directors for the fiscal year ended December 31, 2014:

	Year	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

David Zolty	2014	$3,750	$-	$-	$-	$-	$3,750
Ben Friedman	2014	$3,750	$-	$-	$-	$-	$3,750
Dennis Brown	2014	$3,000	$-	$-	$-	$-	$3,000

Risk Management

The Company does not believe risks arising from its compensation policies and practices for its employees are reasonably likely to have a material adverse effect on the Company.

Compensation Committee Interlocks and Insider Participation

Currently, the Board of Directors does not have any standing audit, nominating or compensation committees, or committees performing similar functions. The directors collectively perform the duties of an audit committee and nominating committee, which prior to the Share Exchange were performed by the Company’s sole Director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of the date of filing of this Annual Report on Form 10-K, with respect to the beneficial ownership of the outstanding Common Stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name and Address of Beneficial Owner (7)	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (2)
Directors and Officers:
Yoram Drucker, Director (Chairman)	575,004		2.44%
Itamar Shimrat, Chief Executive Officer, Chief Financial Officer and Director	575,004		2.44%
David Zolty, Director	1,108,318	(3)	4.70%
Ben Friedman, Director (4)	4,433,344	(5)(4)	18.76%
Dennis Brown, Director	200,000	(6)	*
All directors and executive officers as a group (5 persons)	6,891,670	(3)(5)(6)	29.03%
Yeda Research & Development Co. Ltd. P.O. Box 95 Rehovot, 76100, Israel	3,155,348		12.34%
Yair Reisner 4 Mazal Keshet Street Old Jaffa, 68037 Israel	1,208,431		5.11%

*less than 1%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 11, 2015 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.
(2)	Based on 23,579,256 shares issued and outstanding as of March 11, 2015.
(3)	Includes a five-year warrant to purchase 12,500 shares of common stock with an exercise price of $0.75 per share.
(4)	Mr. Friedman’s beneficial ownership includes shares beneficially owned by his wife, Phyllis Friedman.
(5)	Includes a five-year warrant to purchase 50,000 shares of common stock with an exercise price of $0.75 per share.
(6)	Includes a five-year warrant to purchase 100,000 shares of common stock with an exercise price of $0.75 per share.
(7)	Except as otherwise indicated, the address of each beneficial owner is c/o Cell Source, Inc., 65 Yigal Alon Street, 23rd Floor, Tel Aviv 67433, Israel.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

The Company maintains an exclusive worldwide license to certain intellectual property of Yeda, the commercial arm of the Weizmann Institute, which currently owns 1,159,972 shares of Company common stock and warrants to purchase 1,995,376 shares of Company common stock at $0.001 per share. Dr. Reisner, who leads a team at the Weizmann Institute, holds 1,159,972 shares of Company common stock and warrants to purchase 48,459 shares of Company common stock at $0.001 per share. See the section entitled “Intellectual Property” in this Annual Report on Form 10-K.

In September 2011 and in connection with securing the Yeda License Agreement, Cell Source Israel issued to Yeda and Dr. Reisner Ordinary Shares representing 26% of the then issued and outstanding CSL Ordinary Shares. Cell Source Israel also granted Yeda and Dr. Reisner anti-dilution protections against dilution under 26% of the issued and outstanding CSL Ordinary Shares that would result from issuances pursuant to any capital raises by Cell Source of up to $3,500,000. In connection with the aggregate $3,500,000 subsequently raised by Cell Source Israel pursuant to the Loan Agreements (as defined below), the Note Exchange, the Bridge Exchange (as defined below) and the Private Placement, Yeda and Dr. Reisner exercised their anti-dilution rights. Pursuant to this anti-dilution protection Yeda and Dr. Reisner were entitled to issuances, in the form of any combination of CSL Ordinary Shares and warrants to purchase CSL Ordinary Shares at par value, at their election. Accordingly, Cell Source Israel issued 239,142 CSL Ordinary Shares and warrants to purchase 1,995,376 CSL Ordinary Shares at par value to Yeda and 807,314 CSL Ordinary Shares and warrants to purchase 48,459 CSL Ordinary Shares at par value to Dr. Reisner.

In December 2012 and March 2013, a group of five accredited investors (“Note Investors”), including David Zolty, a director of Cell Source Israel, Solomon Zolty, a director of Cell Source Israel and Phyllis Friedman, the wife of Cell Source Israel’s director Ben Friedman, entered into Convertible Loan Agreements (“Loan Agreements”) pursuant to which the Note Investors loaned Cell Source Israel an aggregate of $510,000 (“Loan Amount”). In accordance with the Loan Agreements, the Note Investors were entitled to receive interest equal to 6% of the Loan Amount per annum and the Loan Amount was payable by Cell Source Israel six (6) months after the receipt of the Loan Amount. In November 2013, the Note Investors elected to convert the Loan Amount into CSL Ordinary Shares equal to 18% of Cell Source Israel’s fully-diluted issued and outstanding capital (“Note Exchange”), which issuance did not dilute the Note Investors’ prior holdings. Accordingly, the Note Investors were issued 2,699,880 CSL Ordinary Shares.

In October 2013, Cell Source Israel and the Note Investors entered into a Bridge Funding Agreement pursuant to which the Note Investors paid $50,000 to Cell Source Israel in exchange for Cell Source Israel’s agreement to issue to the Note Investors an aggregate of 66,667 Ordinary Shares and a warrant to purchase 100,000 Ordinary Shares at an exercise price of $0.75 per share on or prior to the closing of the Private Placement (the “Bridge Exchange”).

During the year ended December 31, 2014, the Company issued two six-month notes payable in the aggregate principal amount of $100,000 to the Company’s Chief Executive Officer. The notes bear interest at a rate of 6% per annum payable at maturity.

Director Independence

None of our directors is independent as that term is defined under the Nasdaq Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of fees for professional services rendered by our independent registered public accounting firms for the years ended December 31, 2014 (Marcum LLP) and 2013 (Marcum LLP and Paritz & Company, P.A.).

	For the Years Ended
	December 31,
	2014	2013

Audit fees	$106,000	$149,400
Tax fees	-	-
All other fees	-	5,400

	$106,000	$154,800

Audit fees represent fees for professional services performed for the audit of our annual financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

All other fees consist of fees billed for all other services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements

See Index to Financial Statements immediately following the signature page of this Annual Report.

Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits

The following exhibits are included as part of this Annual Report:

Exhibit Number	Description

2.1 (1)	Share Exchange Agreement, dated June 30, 2014, by and between Cell Source, Ltd., and Ticket to See, Inc.
3.1 (1)	Articles of Association of Cell Source Limited, dated August 14, 2011, as amended on November 11, 2013
3.2 (2)	Articles of Incorporation of Ticket to See, Inc., dated June 6, 2012
3.3 (3)	Certificate of Amendment to Articles of Incorporation of Ticket to See, Inc., dated June 23, 2014
3.3 (4)	Certificate of Amendment to Articles of Incorporation of Ticket to See, Inc., dated May 20, 2014
3.4 (2)	Bylaws of Cell Source, Inc., dated June 6, 2012
10.1 (1)	Form of Subscription Agreement
10.2 (1)	Form of Registration Rights Agreement
10.3 (1)	Form of Investor Warrant
10.4 (1)	Form of Consultant Warrant(8)
10.5 (1)	Form of Researcher Company Warrant
10.6 (1)	Form of Company Warrant
10.7 (1)	Form of Lockup Agreement (included in Exhibit 2.1)
10.8 (1)	Research and License Agreement by and between Yeda Research and Development Company Limited and Cell Source Limited, dated October 3, 2011
10.9 (1)	Amendment to Research and License Agreement
10.10 (1)	Evaluation and Exclusive Option Agreement by and between Yeda Research and Development Company Limited and Cell Source Limited, dated Oct. 3, 2011 (included in Exhibit 10.7)
10.11 (1)	Amendment dated April 1, 2014 to Evaluation and Exclusive Option Agreement by and between Yeda Research and Development Company Limited and Cell Source Limited
10.12 (1)	Second Amendment dated June 22, 2014 to Evaluation and Exclusive Option Agreement by and between Yeda Research and Development Company Limited and Cell Source Limited
10.13 (1)	Consulting Agreement by and between Cell Source Limited and Professor Yair Reisner
10.14 (6)	Form of Amendment No. 1 to Registration Rights Agreement
10.15 (7)	Bridge Funding Agreement
10.16 (5)	Third Amendment dated June 22, 2014 to Evaluation and Exclusive Option Agreement by and between Yeda Research and Development Company Limited and Cell Source Limited
10.17 (8)	Form of Consulting Agreement pursuant to which the Company issued warrants to purchase an aggregate of 2,000,000 shares of the Company’s common stock
10.18 (9)	Form of Promissory Note issued to the Company’s Chief Executive Officer
16.1 (1)	Letter from Paritz & Company, P.A.
21	Subsidiaries
31.1	Certification of principal executive and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of principal executive and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2014
(2)	Incorporated by reference to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 6, 2012
(3)	Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on June 26, 2014.
(4)	Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on June 6, 2014.
(5)	Incorporated by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on August 19, 2014.
(6)	Incorporated by reference to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 8, 2014.
(7)	Incorporated by reference to the Company’s Registration Statement Form S-1/A filed with the Securities and Exchange Commission on September 23, 2014.
(8)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 30, 2014.
(9)	Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 2, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CELL SOURCE, INC.

Dated: March 13, 2015	By:	/s/	Itamar Shimrat
		Name:	Itamar Shimrat
		Title:	Chief Executive Officer and
Chief Financial Officer (Principal
Executive, Financial and Accounting
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE			TITLE	DATE

By:	/s/	Yoram Drucker	Chairman	March 13, 2015
Yoram Drucker

By:	/s/	Itamar Shimrat	Chief Executive Officer, Chief Financial Officer and Director	March 13, 2015
		Itamar Shimrat	(Principal Executive, Financial and Accounting Officer)

By:			Director	March 13, 2015
Ben Friedman

By:	/s/	Dennis Brown	Director	March 13, 2015
Dennis Brown

By:			Director	March 13, 2015
David Zolty

CELL SOURCE, INC. & SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

and Stockholders of Cell Source, Inc. & Subsidiary

We have audited the accompanying consolidated balance sheets of Cell Source, Inc. and Subsidiary (the “Company”) as of December 31, 2014 and 2013 and the consolidated statements of operations, stockholders’ deficiency and cash flows for the years ended December 31, 2014 and 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cell Source, Inc., as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years ended December 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has had recurring losses, and has a working capital and stockholders' deficit as of December 31, 2014 and 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Marcum LLP
New York, NY
March 13, 2015

CELL SOURCE, INC. & SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013

Assets
Current Assets:
Cash	$19,480	$28,878
Prepaid expenses	75,424	-
Other current assets	26,074	63,337
Total Current Assets	120,978	92,215
Property and equipment, net	2,127	-
Total Assets	$123,105	$92,215

Liabilities and Stockholders' Deficiency
Current Liabilities:
Accounts payable and accrued expenses	$233,869	$103,705
Accounts payable and accrued expenses - related parties	285,415	441,700
Accrued compensation	968,849	12,944
Derivative liabilities	2,318,700	231,200
Notes payable - related party	100,000	-
Total Current Liabilities	3,906,833	789,549
Commitments and contingencies (Note 8)	-	-
Stockholders' Deficiency:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2014 and 2013	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 23,579,256 and 14,155,262 shares issued and outstanding at December 31, 2014 and 2013, respectively	23,579	14,155
Additional paid-in capital	4,191,183	3,229,522
Accumulated deficit	(7,998,490)	(3,941,011)
Total Stockholders' Deficiency	(3,783,728)	(697,334)
Total Liabilities and Stockholders' Deficiency	$123,105	$92,215

See Notes to the Consolidated Financial Statements

CELL SOURCE, INC. & SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended
	December 31,
	2014	2013

Revenues	$-	$-

Operating Expenses
Research and development	806,157	351,513
Research and development - related party	1,012,464	784,000
Selling, general and administrative	2,236,119	319,857

Total Operating Expenses	4,054,740	1,455,370

Loss From Operations	(4,054,740)	(1,455,370)

Other (Expense) Income
Interest expense	-	(681,780)
Change in fair value of derivative liabilities	(2,739)	353,500

Total Other Expense	(2,739)	(328,280)

Net Loss	$(4,057,479)	$(1,783,650)

Net Loss Per Share
- Basic and Diluted	$(0.18)	$(0.14)

Weighted Average Number of
Common Shares Outstanding
- Basic and Diluted	22,188,712	13,168,636

See Notes to the Consolidated Financial Statements

CELL SOURCE, INC. & SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2012	12,763,890	$12,764	$1,997,236	$(2,157,361)	$(147,361)

Issuance of common stock and warrants for cash, net	735,327	735	550,762	-	551,497

Reclassification of detachable warrants to derivative liabilities	-	-	(231,200)	-	(231,200)

Issuance of common stock for the settlement of convertible notes	2,699,880	2,700	818,390	-	821,090

Contribution of services by officers for no consideration	-	-	76,990	-	76,990

Exchange of common stock for warrants to founders	(2,043,835)	(2,044)	2,044	-	-

Forgiveness of accrued interest	-	-	15,300	-	15,300

Net loss	-	-	-	(1,783,650)	(1,783,650)

Balance - December 31, 2013	14,155,262	$14,155	$3,229,522	$(3,941,011)	$(697,334)

Issuance of common stock and warrants for cash, net [1]	4,090,661	4,091	3,008,755	-	3,012,846

Reclassification of detachable warrants to derivative liabilities	-	-	(1,499,000)	-	(1,499,000)

Ticket to See, Inc. equity at the time of the reverse merger	5,000,000	5,000	(735,200)	-	(730,200)

Stock-based compensation	100,000	100	42,900	-	43,000

Cashless exercise of warrant	233,333	233	(233)	-	-

Reclassification of derivative liabilities to equity	-	-	144,439	-	144,439

Net loss	-	-	-	(4,057,479)	(4,057,479)

Balance - December 31, 2014	23,579,256	$23,579	$4,191,183	$(7,998,490)	$(3,783,728)

[1] Net of $55,150 of issuance costs.

See Notes to the Consolidated Financial Statements

CELL SOURCE, INC. & SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended
	December 31,
	2014	2013
Cash Flows From Operating Activities
Net loss	$(4,057,479)	$(1,783,650)
Adjustments to reconcile net loss to net cash used in operating activities:
Contribution of services by officers	-	76,990
Forgiveness of accrued interest	-	15,300
Accretion of debt discount	-	358,367
Change in fair value of derivative liabilities	2,739	(353,500)
Interest expense	-	309,885
Depreciation	455	-
Stock-based compensation	944,300	-
Changes in operating assets and liabilities:
Prepaid expenses	(75,424)	-
Other current assets	37,263	(27,505)
Accounts payable and accrued expenses	28,484	510,171

Net Cash Used in Operating Activities	(3,119,662)	(893,942)

Cash Flows From Investing Activities
Purchase of propery and equipment	(2,582)	-

Net Cash Used in Investing Activities	(2,582)	-

Cash Flows From Financing Activities
Proceeds from issuance of convertible note	-	210,000
Proceeds from issuance of notes payable - related party	100,000	-
Proceeds from issuance of common stock and warrants, net [1]	3,012,846	551,497

Net Cash Provided by Financing Activities	3,112,846	761,497

Net Decrease In Cash	(9,398)	(132,445)

Cash - Beginning	28,878	161,323

Cash - Ending	$19,480	$28,878

Supplemental Disclosures of Cash Flow Information:
Non-cash investing and financing transactions:
Issuance of common stock for settlement of debt	$-	$511,206
Reclassification of warrants to derivative liabilities	$1,499,000	$231,200
Ticket to See, Inc. equity at the time of the reverse merger	$730,200	$-
Reclassification of derivative liabilities to equity	$144,439	$-

[1] Net of $55,150 of issuance costs.

See Notes to the Consolidated Financial Statements

CELL SOURCE, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Business Organization and Nature of Operations

Organization and Operations

Cell Source, Inc. (“CSI” or the “Company”) is a Nevada corporation formed on June 6, 2012 under the name Ticket To See, Inc. ("TTSI"). Prior to the Share Exchange (as defined below), the Company did not have any significant assets or operations.

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

On June 27, 2014, CSI issued five-year warrants to purchase an aggregate of 2,000,000 shares of common stock at a price of $0.75 per share to consultants in exchange for consulting services previously provided to the Company. The exercise price issuable upon the exercise of the warrants will be subject to adjustment in the event that the Company issues any shares of common stock at a price lower than the exercise price of the warrants. Pursuant to the provision, at the date of issuance, the Company recorded these warrants as derivative liabilities at their fair value of $730,200. Any changes in the fair value of the warrants will be recognized in the Company’s consolidated statements of operations in the period in which such change occurs.

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

CELL SOURCE, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Business Organization and Nature of Operations – Continued

Share Exchange and Reorganization – Continued

For accounting purposes, the Share Exchange was treated as a reverse merger or recapitalization of Cell Source Limited, the accounting acquirer, because the Company shareholders own the majority of CSI’s outstanding common stock following the transaction and exercise significant influence over the operating and financial policies of the consolidated entity. CSI was a non-operating company prior to the share exchange. Pursuant to Securities and Exchange Commission rules, the merger or acquisition of a private operating company into a non-operating public company with nominal net assets is considered a capital transaction in substance, rather than a business combination.

Note 2 – Going Concern and Management Plans

The Company has not generated any revenues, has recurring net losses, a working capital deficiency as of December 31, 2014 and 2013 of approximately $3,786,000 and $697,000, respectively, and used cash in operations of approximately $3,120,000 and $894,000 for the years ended December 31, 2014 and 2013, respectively. In addition, as of December 31, 2014, the Company had an accumulated deficit of approximately $7,998,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The ability of the Company to continue its operations is dependent on management’s plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. If the Company were not to continue as a going concern, it would likely not be able to realize its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements.

There can be no assurances that the Company will be successful in generating additional cash from equity or other sources to be used for operations. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary. Based on the Company’s current resources, the Company will not be able to continue to operate without additional immediate funding. Should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain or all operational activities and/or contemplate the sale of its assets if necessary.

Note 3 – Summary of Significant Accounting Policies

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

CELL SOURCE, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Summary of Significant Accounting Policies - Continued

Cash and Cash Equivalents

The Company considers all highly-liquid instruments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2014 and 2013, the Company did not have any cash equivalents.

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation which is recorded using the straight line method at a rate sufficient to charge the cost of depreciable asset to operations over its estimated useful life, which is 3 years. Maintenance and repairs are charged to operations as incurred. As of December 31, 2014, accumulated depreciation was $455. During the years ended December 31, 2014 and 2013, depreciation expense was $455 and $0, respectively.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of items that have been included or excluded in the financial statements or tax returns. Deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse.

The Company adopted the provisions of Accounting Standards Codification (“ASC”) Topic 740-10, which prescribes a recognition threshold and measurement process for financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2014 and 2013. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of operations. There were no amounts accrued for interest or penalties for the years ended December 31, 2014 and 2013.

Research and Development Costs

Research and development costs are expensed as they are incurred and consist of salaries, benefits and other personnel related costs, fees paid to consultants, clinical trials and related clinical manufacturing costs, license and milestone fees, and facilities and overhead costs.

Loss Per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. Weighted average shares outstanding for the years ended December 31, 2014 and 2013 includes the weighted average impact of warrants to purchase an aggregate of 2,043,835 shares of common stock because their exercise price was determined to be nominal.

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	December 31,
	2014	2013

Warrants	6,459,324	768,663
Total	6,459,324	768,663

CELL SOURCE, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Summary of Significant Accounting Policies - Continued

Stock-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For non-employees, the fair value of the award is generally re-measured on financial reporting dates and vesting dates until the service period is complete. The fair value amount is then recognized over the period the services are required to be provided in exchange for the award, usually the vesting period. Because the Company’s common stock historically was not actively traded on a public market, the fair value of the Company’s restricted equity instruments is estimated based on the historical observations of cash prices paid for the Company's common stock.

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

The accounting treatment of derivative financial instruments requires that the Company record the embedded conversion option and warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. As a result of entering into warrant agreements, for which such instruments contained a variable conversion feature with no floor, the Company has adopted a sequencing policy in accordance with ASC 815-40-35-12 whereby all future instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees or directors.

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

Foreign Currency Translation

The New Israeli Shekel is the functional currency of the Company. Assets and liabilities are translated based on the exchange rates at the balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the year. Equity accounts are translated at historical exchange rates. The resulting translation gain and loss adjustments are accumulated as a component of other comprehensive income.

Foreign currency gains and losses resulting from transactions denominated in foreign currencies, including intercompany transactions, are included in results of operations.

The Company recorded approximately $32,000 and $21,000 of transaction losses for the years ended December 31, 2014 and 2013, respectively, which have been included in general and administrative expenses.

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) and its components in its consolidated financial statements. Comprehensive income (loss) consists of net loss and foreign currency translation adjustments affecting stockholders’ deficit that, under U.S. GAAP, are excluded from net loss. The differences between net loss as reported and comprehensive income (loss) have historically been immaterial. As of December 31, 2014, the exchange rate between U.S. Dollars and Israeli Shekel was U.S. $1.00 = NIS 3.9041, and the weighted average exchange rate for the year then ended was U.S. $1.00 = NIS 3.5715. As of December 31, 2013, the exchange rate between U.S. Dollars and Israeli Shekel was U.S. $1.00 = NIS 3.4800, and the weighted average exchange rate for the year then ended was U.S. $1.00 = NIS 3.6061.

CELL SOURCE, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Summary of Significant Accounting Policies – Continued

Stock Split

On November 11, 2013, the Company’s Board approved a 32-for-1 forward stock split of its common stock, which was approved at a meeting of stockholders held on November 11, 2013. Each share of common stock outstanding immediately prior to the approval date was combined, reclassified and changed into thirty two of fully paid and non-assessable shares of common stock. All common share and common per share information in these financial statements and accompanying notes have been retroactively adjusted to reflect the forward stock split for all periods presented.

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

In June 2014, the FASB issued ASU No. 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period," ("ASU 2014-12"). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification Topic No. 718, "Compensation - Stock Compensation" as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15, which is effective for annual reporting periods ending after December 15, 2016, extends the responsibility for performing the going-concern assessment to management and contains guidance on how to perform a going-concern assessment and when going-concern disclosures would be required under U.S. GAAP. The Company elected to adopt ASU 2014-15 effective with its Quarterly Report on Form 10-Q for the period ended September 30, 2014. The adoption of ASU 2014-15 did not have a material effect on the Company’s consolidated financial statements.

The Company has implemented all new accounting standards that are in effect and may impact its financial statements and does not believe that there are any other new accounting standards that have been issued that might have a material impact on its financial position or results of operations.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements, except as disclosed in Note 11.

CELL SOURCE, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Fair Value

The Company determines the estimated fair value of amounts presented in these consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the financial statements are not necessarily indicative of the amounts that could be realized in a current exchange between buyer and seller. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. These fair value estimates were based upon pertinent information available as of December 31, 2014 and 2013, and as of those dates, the carrying value of all amounts approximates fair value.

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

The following table summarizes the valuation of the Company’s derivatives by the above fair value hierarchy levels as of December 31, 2014 and 2013 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Warrant liability	$2,318,700	$-	$-	$2,318,700

Balance - December 31, 2014	$2,318,700	$-	$-	$2,318,700

Warrant liability	$231,200	$-	$-	$231,200

Balance - December 31, 2013	$231,200	$-	$-	$231,200

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

CELL SOURCE, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Fair Value – Continued

Assumptions utilized in the valuation of Level 3 liabilities are described as follows:

	For the Years Ended
	December 31,
	2014	2013

Risk-free interest rate	1.38% - 1.73%	1.75%
Expected term (years)	3.83 - 5.00	0.50 - 5.00
Expected volatility	164% - 172%	98% - 117%
Expected dividends	0.00%	0.00%

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

During the year ended December 31, 2014, a warrant to purchase 400,000 shares of common stock was exercised. The warrant had an exercise date fair value of $144,439 which was credited to equity.

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all Level 3 liabilities measured at fair value on a recurring basis using unobservable inputs during the years ended December 31, 2014 and 2013:

	2014	2013

Balance - January 1,	$231,200	$38,300

Change in fair value of derivative liability	2,739	(353,500)

Value of warrants exercised	(144,439)	-

Issuance of derivative liability	2,229,200	546,400

Balance - December 31,	$2,318,700	$231,200

The Company’s significant financial instruments such as cash, prepaid expenses, other current assets, accounts payable, accrued expenses and notes payable were deemed to approximate fair value due to their short term nature.

Note 5 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	December 31,
	2014	2013

Accrued research and development	$79,155	$23,150
Accrued legal fees	75,200	30,000
Accrued professional fees	34,839	17,200
Accrued director compensation	9,000	-
Other accrued expenses	35,675	33,355
Total	$233,869	$103,705

CELL SOURCE, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Convertible Notes

During the year ended December 31, 2013, the Company issued convertible notes in the amount of $210,000. The convertible notes accrued interest at annual interest rates of 6% and mature within six months of the original note issuance dates of March 5, 2013 and March 24, 2013, respectively, and were able to be prepaid without penalty at any time.

The convertible notes were also convertible at any time at the option of the holder into shares of the Company’s common stock at a conversion price ranging from 4% to 8% of the total shares of common stock on a fully diluted basis. Therefore, since this embedded conversion feature provides for the settlement of this convertible note with shares of common stock at a rate which is variable in nature, this embedded conversion feature must be classified and accounted for as a derivative financial instrument.

Generally accepted accounting principles require that:

a)	Derivative financial instruments be recorded at their fair value on the date of issuance and then adjusted to fair value at each subsequent balance sheet date with any change in fair value reported in the statement of operations; and

b)	The classification of derivative financial instruments be reassessed as of each balance sheet date and, if appropriate, be reclassified as a result of events during the reporting period then ended.

The fair value of the embedded conversion feature aggregated to $315,200 as of the date of issuance, which has been recorded as a debt discount. The debt discount was amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the straight-line method which approximates the interest method. The amortization of debt discount included as a component of interest expense in the statements of operations for the year ended December 31, 2013 was approximately $358,000, which included the amortization of debt discount related to $300,000 of convertible notes that were outstanding at December 31, 2012.

On November 11, 2013, the Company issued 2,699,880 common shares for settlement of approximately $511,000 of convertible notes which was 770,283 shares in excess of the contractual amount in the conversion provision. The fair value of the shares issued by the Company in excess was approximately $310,000. Accordingly, the Company recorded a charge of this amount to interest expense. For the year ended December 31, 2013, the note holders forgave approximately $15,000 of interest expense for no consideration and the Company recorded the charge to interest expense as a contribution to equity.

Note 7 –Related Parties

On October 3, 2011, the Company entered into a definitive research and license agreement for Veto Cell technology and also an exclusive option agreement to negotiate an additional license for organ regeneration technology with Yeda Research and Development Company Limited (“Yeda”), a founder and shareholder of the Company. Yeda is the technology transfer and commercial arm of the Weizmann Institute of Science, for research conducted at the Weizmann Institute of Science for an invention comprising methods of bone marrow transplantation and cell therapy utilizing Veto-Cells. The evaluation period with respect to the option to license the organ regeneration technology originally expired on October 3, 2012 and had been previously extended to September 1, 2014. On August 15, 2014, the Company and Yeda executed an amendment to the exclusive option agreement to negotiate a license for organ regeneration technology which extends the evaluation period through December 31, 2015.

Under the terms of the research and license agreement, which was amended on April 8, 2014, Yeda granted the Company an exclusive worldwide license for the licensed information and the patents for the development, manufacture and sale of the products derived therefrom. In consideration for the grant of the license, the Company has paid and will pay Yeda: (1) $210,000 on October 3, 2011; (2) an annual research budget commitment for 7 years in the amount of $800,000 for the period until October 3, 2018, however, in the event that the Company and Yeda execute a new research and license agreement, then the Company will annually fund research in the amount of $900,000 for the period until October 3, 2018. Such a new research and license agreement must be in accordance with the exclusive option agreement; (3) a non-refundable and non-creditable license fee of $50,000 per year during the terms of the agreement, commencing on the first day after the date of termination or expiration of the research period (which period has not expired and will be extended); and (4) a royalty of 4% of net future sales by or on behalf of the Company or any sub licensees.

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

For the years ended December 31, 2014 and 2013, the Company recorded a charge to operations of approximately $1,012,000 and $784,000, respectively, for this consulting arrangement. As of December 31, 2014 and 2013, approximately $285,000 and $442,000 has been accrued and is payable, respectively.

CELL SOURCE, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Related Parties – Continued

During the year ended December 31, 2013, the officers and founders of the Company contributed approximately $77,000 of services for no consideration.

During the year ended December 31, 2014, the Company issued two six-month notes payable in the aggregate principal amount of $100,000 to the Company’s Chief Executive Officer. The notes bear interest at a rate of 6% per annum payable at maturity.

Note 8 – Stockholders’ Deficiency

Fair Value of Common Stock

The Company performed valuations to estimate the fair value of its common stock during the years ended December 31, 2014 and 2013. To determine the value of its common stock, the Company considered the following three possible valuation methods (1) the income approach, (2) the market approach and the (3) cost approach to estimate its enterprise value.

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

In addition to the income approach and market approach valuation methods, the Company also considered the cost approach as a valuation method. This approach measures the value of an asset by the cost to reconstruct or replace it with another of like utility.

The Company selected the market approach to estimate the fair value of the common shares as the Company sold shares of common stock to third parties in 2014 and 2013.

Using an option pricing method and the relative fair values, the Company derived the implied equity value for the common stock based on the sale of the units described in Note 8 – Stockholders’ Deficiency – Common Stock and Warrant Offerings.

	Year Ended December 31, 2014			Year Ended December 31, 2013
	Common Stock	Fair	Allocation	Common Stock	Fair	Allocation
	Equivalents	Value	%	Equivalents	Value	%

Common stock	4,090,661	$3,067,996	57%	735,327	$551,497	54%
Warrants	4,090,661	$2,320,054	43%	735,327	$470,800	46%

	Relative fair value of the common stock		$0.43	Relative fair value of the common stock		$0.40

There is inherent uncertainty in the Company’s forecasts and projections, and if the Company had made different assumptions and estimates than those described previously, the determined fair value of its common stock for either period could have been materially different.

CELL SOURCE, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Stockholders’ Deficiency – Continued

Common Stock and Warrant Offerings

During the year ended December 31, 2013, the Company entered into an investment agreement with a group of investors. Pursuant to the agreement, the investors contributed to the Company an aggregate of $551,497 in exchange for an aggregate of 735,327 shares of common stock and five-year warrants to purchase an aggregate of 768,663 shares of common stock at an exercise price of $0.75 per share. The warrants carried provisions that were deemed to be “down round” price protection features. As a result, during the year ended December 31, 2013, the Company reclassified approximately $231,000 for the fair value of the warrants to derivative liabilities which were marked to market at each subsequent reporting period.

During the year ended December 31, 2014, the Company entered into an investment agreement with a group of investors. Pursuant to the agreement, the investors contributed to the Company aggregate net proceeds of $3,012,846 (gross proceeds of $3,067,996 less issuance costs of $55,150) in exchange for 4,090,661 units. Each unit was sold for $0.75 per unit and consisted of one share of common stock and an immediately vested five-year warrant to purchase one share of common stock at an exercise price of $0.75 per share. The warrants carried provisions that were deemed to be “down round” price protection features. As a result, during the year ended December 31, 2014, the Company reclassified $1,499,000 for the fair value of the warrants to derivative liabilities which will be marked to market at each subsequent reporting period.

Stock-Based Compensation

On July 7, 2014, the Board of Directors resolved to issue 100,000 shares of common stock to a service provider in connection with the June 30, 2014 completion of the Share Exchange. The Company recognized the $43,000 value of the award as stock-based compensation expense during the year ended December 31, 2014, which was the service period. On July 29, 2014, the Company issued the 100,000 shares of common stock.

Stock Warrants

On November 11, 2013, certain founders returned to the Company 2,043,835 shares of common stock in exchange for seven-year warrants to purchase an aggregate of 2,043,835 shares of common stock at an exercise price of $0.001 per share. The warrants have a cashless exercise provision and were fully vested on the date of the grant. The Company determined that the exchange was a modification of a previously granted equity instrument whereby a gain or loss is calculated as the incremental difference between the fair value of the warrants and the fair value of the shares of common stock returned. The fair value of the warrants was determined using the Black-Scholes fair value model. Since the fair value of the warrants was less than the common stock returned, no incremental charge was required to be recorded during the year ended December 31, 2013. Subsequent to the returning of the shares to the Company, the Company retired such shares.

During the year ended December 31, 2014, the Company issued 233,333 shares of common stock to a warrant holder who elected to exercise a warrant to purchase 400,000 shares of common stock on a "cashless" basis under the terms of the warrant. The warrant had an exercise price of $0.75 per share and the intrinsic value of the warrant exercised was $420,000.

On November 10, 2014, in connection with the effectiveness of the registration statement, the Company became obligated to issue to certain founders of Cell Source Limited (half of which are employees thereof) five-year warrants to purchase an aggregate of 3,000,000 shares of common stock at an exercise price of $0.75 per share. As a result, the Company accrued for the value of the obligation, which was value of the warrants as computed using the Black Scholes option pricing model to be an aggregate of $901,300, which was recorded as stock-based compensation expense in the consolidated statements of operations and included in accrued compensation in the consolidated balance sheets. Prior to issuing the warrants, the Company intends to establish an employee stock option plan. As of December 31, 2014, the Board has neither approved a stock option plan nor has it issued the warrants, such that the warrants are not included in the summary of warrant activity on the following page.

See Note 1 - Business Organization and Nature of Operations - Share Exchange and Reorganization for details of the issuance of warrants to consultants.

CELL SOURCE, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Stockholders’ Deficiency – Continued

Stock Warrants – Continued

A summary of the warrant activity during the years ended December 31, 2014 and 2013 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value

Outstanding, December 31, 2012	-	$-
Granted	2,812,498	0.21
Exercised	-	-
Forfeited	-	-
Outstanding, December 31, 2013	2,812,498	$0.21
Granted	6,090,661	0.75
Exercised	(400,000)	0.75
Forfeited	-	-
Outstanding, December 31, 2014	8,503,159	$0.57	4.6	$815,490

Exercisable, December 31, 2014	6,459,324	$0.75	4.2	$-

The following table presents information related to stock warrants at December 31, 2014:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants

$0.001	2,043,835	-	-
$0.750	6,459,324	4.2	6,459,324
	8,503,159	4.2	6,459,324

CELL SOURCE, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Income Taxes

Cell Source, Inc. was formed in June 2012 under the name Ticket to See, Inc. Prior to the Share Exchange in June 2014, the Company did not have any material operations in the United States. In June 2014, the Company became the parent of Cell Source Limited, a wholly owned Israeli subsidiary, which files tax returns in Israel.

The Israeli and U.S. components of income before income taxes were as follows:

	For The Years Ended
	December 31,
	2014	2013

Israel	$(3,817,479)	$(1,783,650)
United States	(240,000)	-
Income before income taxes	$(4,057,479)	$(1,783,650)

The tax effects of temporary differences that give rise to deferred tax assets are presented below:

	December 31,
	2014	2013

Net operating loss carryforwards	$1,414,000	$679,000
Foreign deferred research and development costs	416,000	-

Deferred tax assets	1,830,000	679,000
Valuation allowance	(1,830,000)	(679,000)

Deferred tax assets, net	$-	$-

The income tax provision (benefit) for the years ended December 31, 2014 and 2013 consists of the following:

	For The Years Ended
	December 31,
	2014	2013
Current
Foreign	$-	$-
Federal	-	-
U.S. State and local	-	-

Deferred
Foreign	(1,045,000)	(446,000)
Federal	(82,000)	-
U.S. State and local	(24,000)	-
	(1,151,000)	(446,000)
Change in valuation allowance	1,151,000	446,000
Income tax provision (benefit)	$-	$-

CELL SOURCE, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Income Taxes – Continued

The reconciliation of the expected tax expense (benefit) based on the U.S. federal statutory rates for 2014 and 2013, respectively, with the actual expense is as follows:

	For The Years Ended
	December 31,
	2014	2013
Expected federal statutory rate	(34.0)%	(25.0)%
State and local taxes, net of federal tax benefit	(0.6)%	0.0%
Statutory rate differential - domestic vs. foreign	7.0%	0.0%
Permanent difference - stock-based compensation	5.9%	0.0%
True-up to filed tax returns	(6.7)%	0.0%
Change in valuation allowance	28.4%	25.0%

Income tax provision (benefit)	0.0%	0.0%

At December 31, 2014 and 2013, the Company had approximately $4,936,000 and $2,717,000, respectively, of foreign net operating losses (“NOLs”) that may be available to offset future taxable income indefinitely. At December 31, 2014, the Company had approximately $240,000 of federal and state NOLs that may be available to offset future taxable income until 2034. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards are subject to annual limitations following greater than 50% ownership changes.

The Company assesses the likelihood that deferred tax assets will be realized. ASC 740, “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of December 31, 2014 and 2013. For the years ended December 31, 2014 and December 31, 2013, the increase in the valuation allowance was approximately $1,151,000 and $446,000, respectively.

The Company’s tax returns are subject to examination by tax authorities beginning with the year ended December 31, 2012 (Israel) and December 31, 2012 (U.S.).

Note 10 – Commitments and Contingencies

Litigation

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company, or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed. There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows. As of December 31, 2014 and 2013, the Company has not accrued any amounts for contingencies.

CELL SOURCE, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the consolidated financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would require adjustment or disclosure in the consolidated financial statements, other than as disclosed below.

Convertible Note Offering

Subsequent to December 31, 2014, the Company received an aggregate of $450,000 for 10% original issue discount convertible notes (the “10% Convertible Notes”). The 10% Convertible Notes bear interest at a rate of 10% per annum and are payable eighteen (18) months from the date of issuance (the “Maturity Date”). The 10% Convertible Notes are convertible into a qualified financing at the discretion of the Company or, if no such qualified financing occurs prior to the Maturity Date, the 10% Convertible Notes are automatically convertible into common stock at the Maturity Date.

