Form 10-Q
period 2015-03-31
Cell Source, Inc.
filed 2015-05-13
CIK 1569340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 000-55413

CELL SOURCE, INC.

(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction	32-0379665
of incorporation or organization)	(I.R.S. Employer Identification No.)

65 Yigal Alon Street
Tel Aviv, Israel	67433
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 011 972 3 562-1755

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Explanatory Note

As of April 1, 2015, Cell Source, Inc. is subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Cell Source, Inc. has filed all Exchange Act reports for the preceding 12 months.

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

As of May 12, 2015, the registrant had 23,579,256 shares of $0.001 par value common stock outstanding.

CELL SOURCE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)
Assets

Current Assets:
Cash	$276,480	$19,480
Prepaid expenses	49,445	75,424
Other current assets	79,327	26,074

Total Current Assets	405,252	120,978
Property and equipment, net	1,912	2,127

Total Assets	$407,164	$123,105

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable and accrued expenses	$188,009	$233,869
Accounts payable and accrued expenses - related parties	180,139	285,415
Accrued compensation	1,041,787	968,849
Derivative liabilities	2,462,400	2,318,700
Notes payable, net of debt discount of $174,800 at March 31, 2015	325,200	-
Notes payable - related party	100,000	100,000
Advances payable	450,000	-

Total Current Liabilities	4,747,535	3,906,833

Commitments and contingencies	-	-

Stockholders' Deficiency:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2015 and December 31, 2014	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 23,579,256 shares issued and outstanding at March 31, 2015 and December 31, 2014	23,579	23,579
Additional paid-in capital	4,191,183	4,191,183
Accumulated deficit	(8,555,133)	(7,998,490)

Total Stockholders' Deficiency	(4,340,371)	(3,783,728)

Total Liabilities and Stockholders' Deficiency	$407,164	$123,105

See Notes to the Condensed Consolidated Financial Statements

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended
	March 31,
	2015	2014

Revenues	$-	$-

Operating Expenses
Research and development	52,747	324,417
Research and development - related party	200,000	212,358
Selling, general and administrative	334,996	235,967

Total Operating Expenses	587,743	772,742

Loss From Operations	(587,743)	(772,742)

Other Income (Expense)
Change in fair value of derivative liabilities	33,500	(47,500)
Amortization of debt discount	(2,400)	-

Total Other Income (Expense)	31,100	(47,500)

Net Loss	$(556,643)	$(820,242)

Net Loss Per Share
- Basic and Diluted	$(0.02)	$(0.05)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	25,623,091	17,304,524

See Notes to the Condensed Consolidated Financial Statements

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2014	23,579,256	$23,579	$4,191,183	$(7,998,490)	$(3,783,728)

Net loss	-	-	-	(556,643)	(556,643)

Balance - March 31, 2015	23,579,256	$23,579	$4,191,183	$(8,555,133)	$(4,340,371)

See Notes to the Condensed Consolidated Financial Statements

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Three Months Ended
	March 31,
	2015	2014
Cash Flows From Operating Activities
Net loss	$(556,643)	$(820,242)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	(33,500)	47,500
Amortization of debt discount	2,400	-
Depreciation	215	-
Stock-based compensation	(9,900)	-
Changes in operating assets and liabilities:
Prepaid expenses	25,979	(96,149)
Other current assets	(53,253)	(80,349)
Accounts payable and accrued expenses	(68,298)	(391,298)

Net Cash Used in Operating Activities	(693,000)	(1,340,538)

Cash Flows From Financing Activities
Proceeds from issuance of notes payable	500,000	-
Proceeds from issuance of common stock and warrants	-	2,247,746
Proceeds from cash advances	450,000	-

Net Cash Provided by Financing Activities	950,000	2,247,746

Net Increase In Cash	257,000	907,208

Cash - Beginning	19,480	28,878

Cash - Ending	$276,480	$936,086

Supplemental Disclosures of Cash Flow Information:
Non-cash investing and financing transactions:
Reclassification of warrants to derivative liabilities	$-	$1,097,800
Warrants issued in connection with issuance of notes payable	$177,200	$-

See Notes to the Condensed Consolidated Financial Statements

CELL SOURCE, INC. & SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization, Operations and Basis of Presentation

Organization and Operations

Cell Source, Inc. (“CSI” or the “Company”) is a Nevada corporation formed on June 6, 2012 that is the parent company of Cell Source Limited, which was founded in Israel in 2011 in order to commercialize a suite of inventions relating to certain cancer treatments. Cell Source Limited’s target indications include treatment of lymphoma, multiple myeloma and B-cell chronic lymphocytic leukemia (“BCLL”) (which is a common form of leukemia), facilitating transplantation acceptance (initially bone marrow transplantation and subsequently organ transplantation) and ultimately treating a variety of non-malignant diseases. Cell Source Limited’s lead prospective product is its patented Veto-Cell immune system management technology, which is an immune tolerance biotechnology that enables the selective blocking of immune responses. Cell Source Limited’s Veto-Cell immune system management technology is based on technologies patented, owned, and licensed to Cell Source Limited by Yeda Research and Development Company Limited, an Israeli corporation ("Yeda").

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial position of the Company as of March 31, 2015 and the condensed consolidated results of its operations and cash flows for the three months ended March 31, 2015 and 2014. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results for the full year. It is recommended that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2014 and for the year then ended which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on March 13, 2015.

Note 2 – Going Concern and Management Plans

The Company has not generated any revenues, has recurring net losses, a working capital deficiency as of March 31, 2015 of approximately $4,342,000, and used cash in operations of approximately $693,000 and $1,341,000 for the three months ended March 31, 2015 and 2014, respectively. In addition, as of March 31, 2015, the Company had an accumulated deficit of approximately $8,555,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

These unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The ability of the Company to continue its operations is dependent on the execution of management’s plans, which include the raising of capital through the debt and/or equity markets, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. If the Company were not to continue as a going concern, it would likely not be able to realize its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the condensed consolidated financial statements.

There can be no assurances that the Company will be successful in generating additional cash from the equity/debt markets or other sources to be used for operations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary. Based on the Company’s current resources, the Company will not be able to continue to operate without additional immediate funding. Should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain or all operational activities and/or contemplate the sale of its assets if necessary.

CELL SOURCE, INC. & SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Summary of Significant Accounting Policies

Principles of Consolidation

For June 30, 2014 and forward, the Company’s financial statements are consolidated and include the accounts of CSI and Cell Source Limited. All significant intercompany transactions have been eliminated in the consolidation. Prior to June 30, 2014, the financial statements presented are those of Cell Source Limited.

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

Loss Per Share

The Company computes basic net loss per share by dividing net loss by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share includes the dilution that would occur upon the exercise or conversion of all dilutive securities into common stock using the “treasury stock” and/or “if converted” methods, as applicable. Weighted average shares outstanding for the three months ended March 31, 2015 and 2014 includes the weighted average impact of warrants to purchase an aggregate of 2,043,835 shares of common stock because their exercise price was determined to be nominal.

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	March 31,
	2015	2014

Warrants	6,959,324	5,809,494
Total	6,959,324	5,809,494

CELL SOURCE, INC. & SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Summary of Significant Accounting Policies - Continued

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

The Black-Scholes option valuation model was used to estimate the fair value of the warrants and conversion options. The model includes subjective input assumptions that can materially affect the fair value estimates. The Company determined the fair value of the Binomial Lattice Model and the Black-Scholes Valuation Model to be materially the same. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the warrants.

Conversion options are recorded as debt discount and are amortized as interest expense over the life of the underlying debt instrument.

Reclassifications

Certain prior period amounts have been reclassified for comparative purposes to conform to the fiscal 2015 presentation. These reclassifications have no impact on the previously reported net loss.

Recent Accounting Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 amends the existing guidance to require that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. ASU 2015-03 is effective on a retrospective basis for annual and interim reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company does not anticipate that the adoption of this standard will have a material impact on its condensed consolidated financial statements.

The Company has implemented all new accounting standards that are in effect and may impact its condensed consolidated financial statements and does not believe that there are any other new accounting standards that have been issued that might have a material impact on its financial position or results of operations.

Note 4 - Fair Value

The Company determines the estimated fair value of amounts presented in these condensed consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the financial statements are not necessarily indicative of the amounts that could be realized in a current exchange between buyer and seller. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. These fair value estimates were based upon pertinent information available as of March 31, 2015 and December 31, 2014, and, as of those dates, the carrying value of all amounts approximates fair value. The Company performed valuations to estimate the fair value of its common stock during the three months ended March 31, 2015. To determine the value of its common stock, the Company considered the following three possible valuation methods (1) the income approach, (2) the market approach and the (3) cost approach to estimate its enterprise value.

CELL SOURCE, INC. & SUBSIDIARY

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

The following table summarizes the valuation of the Company’s derivatives by the above fair value hierarchy levels as of March 31, 2015 and December 31, 2014 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Accrued compensation	$891,400	$-	$-	$891,400
Derivative liability	2,462,400	-	-	2,462,400

Balance - March 31, 2015	$3,353,800	$-	$-	$3,353,800

Accrued compensation	$901,300	$-	$-	$901,300
Derivative liability	2,318,700	-	-	2,318,700

Balance - December 31, 2014	$3,220,000	$-	$-	$3,220,000

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. The Company’s Level 3 liabilities shown in the above table consist of warrants with “down-round protection”, as the Company is unable to determine if it will have sufficient authorized common stock to settle such arrangements, and an accrued obligation to issue warrants to certain founders of Cell Source Limited, which such warrants were not issued as of March 31, 2015.

CELL SOURCE, INC. & SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 - Fair Value – Continued

Assumptions utilized in the valuation of Level 3 liabilities are described as follows:

	For the Three Months Ended
	March 31,
	2015	2014

Risk-free interest rate	1.13% - 1.37%	1.46% - 1.73%
Expected term (years)	3.58 - 4.62	5.00
Expected volatility	172%	165% - 169%
Expected dividends	0.00%	0.00%

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all Level 3 liabilities measured at fair value on a recurring basis using unobservable inputs during the three months ended March 31, 2015:

	Accrued	Derivative
	Compensation	Liability	Total

Balance - December 31, 2014	$901,300	$2,318,700	$3,220,000

Change in fair value	(9,900)	(33,500)	(43,400)

Value of warrants exercised	-	-	-

Issuance of derivative liability	-	177,200	177,200

Balance - March 31, 2015	$891,400	$2,462,400	$3,353,800

The Company’s significant financial instruments such as cash, other current assets, accounts payable, accrued expenses and notes payable were deemed to approximate fair value due to their short term nature.

On November 10, 2014, five-year warrants to purchase an aggregate of 3,000,000 shares of common stock at an exercise price of $0.75 per share were earned by certain founders of Cell Source Limited (half of which are employees thereof) but had not been issued as of March 31, 2015. As a result, the Company accrued for the value of the warrant obligation, which, using the Black Scholes option pricing model, was determined to be an aggregate of $891,400 and $901,300, respectively, which was a component of accrued compensation in the condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014, respectively. During the three months ended March 31, 2015, the Company recorded a credit of $9,900 to stock-based compensation expense related to the change in value of the warrant obligation. As of March 31, 2015, the Board has neither approved a stock option plan nor has it issued the warrants, such that the warrants are not included in the summary of warrant activity in Note 9 – Stockholders’ Deficiency – Stock Warrants.

On October 28, 2013, as a result of entering into warrant agreements, for which such instruments contained a variable conversion feature with no floor, the Company has adopted a sequencing policy in accordance with ASC 815-40-35-12 whereby these and all future instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees or directors. As of March 31, 2015 and December 31, 2014, derivative liabilities valued at $2,462,400 and $2,318,700, respectively, were comprised of warrants to purchase an aggregate of 6,959,324 and 6,459,324 shares of common stock, respectively, and were deemed to be derivative liabilities.

CELL SOURCE, INC. & SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 - Fair Value – Continued

See Note 6 – Notes Payable for additional details associated with the issuance of warrants which were deemed to be derivative liabilities.

Note 5 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
	2015	2014
	(unaudited)

Accrued research and development	$24,386	$79,155
Accrued legal fees	38,089	75,200
Accrued professional fees	80,999	34,839
Accrued director compensation	12,000	9,000
Other accrued expenses	32,535	35,675
Total	$188,009	$233,869

Note 6 – Notes Payable

On March 26, 2015, the Company issued one-year notes payable in the aggregate principal amount of $500,000. The notes are non-interest bearing. The notes must be prepaid in whole from the proceeds of any closing after the issuance date, of any offering or offerings pursuant to which the Company receives aggregate gross proceeds greater than or equal to $3,000,000.

In consideration of the loans, four-year warrants to purchase an aggregate of 500,000 shares of common stock at an exercise price of $0.75 per share, with an aggregate issuance date value of $177,200, were issued by the Company to the purchasers of the notes payable and were recorded as a debt discount under the residual value method. In connection with the Company’s sequencing policy, the warrants were determined to be derivative liabilities. See Note 4 – Fair Value for additional details. During the three months ended March 31, 2015, the Company recorded amortization of debt discount of $2,400. The effective annual interest rate of the notes is 35%.

Prior to the expiration date, the Company shall have the option to redeem all of the warrants then outstanding upon not less than thirty (30) days’ nor more than (60) days’ notice to the applicable purchaser, at a redemption price of $0.01 per share, subject to the conditions that: (i) there is an effective registration statement covering the resale of the underlying shares of common stock and (ii) the common stock has traded for twenty (20) consecutive days with a closing price of at least $2.50 per share with an average trading volume of 100,000 shares per day.

Note 7 – Advances Payable

During the three months ended March 31, 2015, the Company received an aggregate of $450,000 from investors in connection with a future offering of convertible notes that had not closed as of March 31, 2015. These advances were included in other current liabilities on the condensed consolidated balance sheet as of March 31, 2015. Upon closing of the offering, the Company will evaluate and record the impact of the conversion feature.

Note 8 – Related Parties

For the three months ended March 31, 2015 and 2014, the Company recorded a charge to operations of approximately $200,000 and $212,000, respectively, related to its research and license agreement with Yeda. As of March 31, 2015 and December 31, 2014, approximately $178,000 and $285,000 has been accrued and is payable to Yeda, respectively.

CELL SOURCE, INC. & SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9 – Stockholders’ Deficiency

Stock Warrants

See Note 4 – Fair Value and Note 6 – Notes Payable for additional details associated with warrants.

A summary of the warrant activity during the three months ended March 31, 2015 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value

Outstanding, December 31, 2014	8,503,159	$0.57
Granted	500,000	0.75
Exercised	-	-
Forfeited	-	-
Outstanding, March 31, 2015	9,003,159	$0.58	4.3	$815,490

Exercisable, March 31, 2015	6,959,324	$0.75	3.9	$-

The following table presents information related to stock warrants at March 31, 2015:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants

$0.001	2,043,835	-	-
$0.750	6,959,324	3.9	6,959,324
	9,003,159	3.9	6,959,324

Note 10 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the condensed consolidated financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would require adjustment or disclosure in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the consolidated results of operations and financial condition of Cell Source, Inc. ("CSI", “Cell Source” or the “Company”) as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014 should be read in conjunction with our condensed consolidated financial statements and the notes thereto that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to CSI. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2015.

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

Recent Developments

During the three months ended March 31, 2015, we received an aggregate of $450,000 from investors in connection with a future offering of convertible notes that had not closed as of March 31, 2015.

On March 26, 2015, we issued one-year notes payable in the aggregate principal amount of $500,000. The notes are non-interest bearing. The notes must be prepaid in whole from the proceeds of any closing after the issuance date, of any offering or offerings pursuant to which we receive aggregate gross proceeds greater than or equal to $3,000,000. In consideration of the loans, four-year warrants to purchase an aggregate of 500,000 shares of common stock at an exercise price of $0.75 per share, with an aggregate issuance date value of $177,200, were issued by us to the purchasers of the notes payable.

Consolidated Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

The following table presents selected items in our unaudited condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014, respectively:

	For The Three Months Ended
	March 31,
	2015	2014

Revenues	$-	$-

Operating Expenses
Research and development	52,747	324,417
Research and development - related party	200,000	212,358
Selling, general and administrative	334,996	235,967

Total Operating Expenses	587,743	772,742

Loss From Operations	(587,743)	(772,742)

Other Income (Expense)
Change in fair value of derivative liabilities	33,500	(47,500)
Amortization of debt discount	(2,400)	-

Total Other Income (Expense)	31,100	(47,500)

Net Loss	$(556,643)	$(820,242)

Research and Development

Research and development expense was $252,747 and $536,775 for the three months ended March 31, 2015 and 2014, respectively, a decrease of $284,028, or 53%, primarily attributable to higher legal fees associated with patent activity during the 2014 period.

Selling, General and Administrative

Selling, general and administrative expense was $334,996 and $235,967 for the three months ended March 31, 2015 and 2014, respectively, an increase of $99,029, or 42%, primarily as a result of increased professional fees associated with being a public company.

Change in Fair Value of Derivative Liability

The change in fair value of derivative liability for the three months ended March 31, 2015 and 2014, was a gain of $33,500 and a loss of $47,500, respectively, which represents the change in fair value of the warrants that were deemed to be derivative liabilities during the respective periods.

Amortization of Debt Discount

Amortization of debt discount was $2,400 and $0 for the three months ended March 31, 2015 and 2014, respectively, which is associated with the warrants issued on March 26, 2015 in connection with notes payable.

Liquidity and Going Concern

We measure our liquidity in a number of ways, including the following:

	March 31,	December 31,
	2015	2014
	(unaudited)

Cash	$276,480	$19,480
Working capital deficiency	$(4,342,283)	$(3,785,855)

We have not generated any revenues since our inception, we have recurring net losses, we have a working capital deficiency as of March 31, 2015 of approximately $4,342,000 and we have used cash in operations of approximately $693,000 and $1,341,000 during the three months ended March 31, 2015 and 2014, respectively. These conditions raise substantial doubt about our ability to continue as a going concern. Based on our current resources, we will not be able to continue to operate without additional immediate funding.

Our ability to continue our operations is dependent on the execution of management’s plans, which include the raising of capital through the debt and/or equity markets, until such time that funds provided by operations are sufficient to fund working capital requirements. We may need to incur additional liabilities with certain related parties to sustain our existence. If we were not to continue as a going concern, we would likely not be able to realize our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of our financial statements.

There can be no assurances that we will be successful in generating additional cash from equity or debt financings or other sources to be used for operations. Should we not be successful in obtaining the necessary financing to fund our operations, we would need to curtail certain or all operational activities and/or contemplate the sale of our assets, if necessary.

During the three months ended March 31, 2015 and 2014, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the three months ended March 31, 2015 and 2014 in the amounts of $693,000 and $1,340,538, respectively. The net cash used in operating activities for the three months ended March 31, 2015 was primarily due to cash used to fund a net loss of $556,643, adjusted for net non-cash credits in the aggregate amount of $40,785, and $95,572 of net cash used to fund changes in the levels of operating assets and liabilities, primarily as a result of payments to vendors due to improved cash availability. The net cash used in operating activities for the three months ended March 31, 2014 was primarily due to cash used to fund a net loss of $820,242, adjusted for non-cash expenses in the aggregate amount of $47,500, and $567,796 of net cash used to fund changes in the levels of operating assets and liabilities, primarily as a result of payments to vendors due to improved cash availability.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2015 and 2014 was $950,000 and $2,247,746, respectively. The net cash provided by financing activities during the three months ended March 31, 2015 was attributable to $500,000 of proceeds from the issuance of notes payable and $450,000 of proceeds received in connection with a convertible note offering prior to closing. The net cash provided by financing activities during the three months ended March 31, 2014 was attributable to $2,247,746 of net proceeds from the issuance of common stock and warrants.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K which was filed with the SEC on March 13, 2015. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

Recent Accounting Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 amends the existing guidance to require that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. ASU 2015-03 is effective on a retrospective basis for annual and interim reporting periods beginning after December 15, 2015, but early adoption is permitted. We do not anticipate that the adoption of this standard will have a material impact on our condensed consolidated financial statements.

We have implemented all new accounting standards that are in effect and may impact our financial statements and do not believe that there are any other new accounting standards that have been issued that might have a material impact on our financial position or results of operations.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk.

Not applicable.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations of the Effectiveness of Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors.

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K which was filed with the SEC on March 13, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit
Number		Description
10.1	(1)	Form of Promissory Notes
10.2	(1)	Form of Warrants
31.1	*	Certificate of the Chief Executive Officer
31.2	*	Certificate of the Chief Financial Officer
32	**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Schema Document
101.CAL	*	XBRL Calculation Linkbase Document
101.DEF	*	XBRL Definition Linkbase Document
101.LAB	*	XBRL Label Linkbase Document
101.PRE	*	XBRL Presentation Linkbase Document

	(1)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2015
	*	Filed herewith
	**	This certification is being furnished and shall not be deemed "filed" with the SEC for purposes of Section 18 of the Exchange Act, or otherwise be subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CELL SOURCE, INC.

Dated: May 13, 2015	By:	/s/ Itamar Shimrat
		Name:	Itamar Shimrat
		Title:	Chief Executive Officer and
Chief Financial Officer (Principal
Executive, Financial and Accounting
Officer)

