Form 10-Q
period 2015-06-30
Cell Source, Inc.
filed 2015-08-11
CIK 1569340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of August 10, 2015, the registrant had 23,579,256 shares of $0.001 par value common stock outstanding.

CELL SOURCE, INC. AND SUBSIDIARY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.	1

Condensed Consolidated Balance Sheets as of
June 30, 2015 (Unaudited) and December 31, 2014	1

Unaudited Condensed Consolidated Statements of Operations for the
Three and Six Months Ended June 30, 2015 and 2014	2

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficiency for the
Six Months Ended June 30, 2015	3

Unaudited Condensed Consolidated Statements of Cash Flows for the
Six Months Ended June 30, 2015 and 2014	4

Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	20

Item 4. Controls and Procedures.	20

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.	21

Item 1A. Risk Factors.	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	21

Item 3. Defaults Upon Senior Securities.	21

Item 4. Mine Safety Disclosures.	21

Item 5. Other Information.	21

Item 6. Exhibits.	21

SIGNATURES	22

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)
Assets

Current Assets:
Cash	$105,176	$19,480
Prepaid expenses	143,819	75,424
Other current assets	68,775	26,074

Total Current Assets	317,770	120,978
Property and equipment, net	1,697	2,127

Total Assets	$319,467	$123,105

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable and accrued expenses	$315,217	$233,869
Accounts payable and accrued expenses - related parties	281,635	285,415
Accrued compensation	1,048,396	968,849
Derivative liabilities	2,471,800	2,318,700
Notes payable, net of debt discount of $186,300 at June 30, 2015	563,700	-
Notes payable - related party	100,000	100,000
Advances payable	450,000	-

Total Current Liabilities	5,230,748	3,906,833

Commitments and contingencies	-	-

Stockholders' Deficiency:
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
no shares issued and outstanding at
June 30, 2015 and December 31, 2014	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized;
23,579,256 shares issued and outstanding at
June 30, 2015 and December 31, 2014	23,579	23,579
Additional paid-in capital	4,191,183	4,191,183
Accumulated deficit	(9,126,043)	(7,998,490)

Total Stockholders' Deficiency	(4,911,281)	(3,783,728)

Total Liabilities and Stockholders' Deficiency	$319,467	$123,105

See Notes to the Condensed Consolidated Financial Statements

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenues	$-	$-	$-	$-

Operating Expenses
Research and development	124,472	220,995	177,219	545,412
Research and development - related party	200,000	398,845	400,000	611,203
Selling, general and administrative	243,261	397,338	576,778	633,305

Total Operating Expenses	567,733	1,017,178	1,153,997	1,789,920

Loss From Operations	(567,733)	(1,017,178)	(1,153,997)	(1,789,920)

Other Income (Expense)
Change in fair value of derivative liabilities	79,200	31,100	112,700	(16,400)
Interest expense	(5,277)	-	(6,756)	-
Amortization of debt discount	(77,100)	-	(79,500)	-

Total Other (Expense) Income	(3,177)	31,100	26,444	(16,400)

Net Loss	$(570,910)	$(986,078)	$(1,127,553)	$(1,806,320)

Net Loss Per Share
- Basic and Diluted	$(0.02)	$(0.05)	$(0.04)	$(0.10)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	25,623,091	20,228,764	25,623,091	18,774,759

See Notes to the Condensed Consolidated Financial Statements

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE SIX MONTHS ENDED JUNE 30, 2015

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2014	23,579,256	$23,579	$4,191,183	$(7,998,490)	$(3,783,728)

Net loss	-	-	-	(1,127,553)	(1,127,553)

Balance - June 30, 2015	23,579,256	$23,579	$4,191,183	$(9,126,043)	$(4,911,281)

See Notes to the Condensed Consolidated Financial Statements

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Six Months Ended
	June 30,
	2015	2014
Cash Flows From Operating Activities
Net loss	$(1,127,553)	$(1,806,320)
Adjustments to reconcile net loss to net cash
used in operating activities:
Change in fair value of derivative liabilities	(112,700)	16,400
Amortization of debt discount	79,500	-
Depreciation	430	25
Stock-based compensation	(33,400)	43,000
Changes in operating assets and liabilities:
Prepaid expenses	(68,395)	(135,000)
Other current assets	(42,701)	3,773
Accounts payable and accrued expenses	190,515	(271,688)

Net Cash Used in Operating Activities	(1,114,304)	(2,149,810)

Cash Flows From Investing Activities
Purchase of property and equipment	-	(2,582)

Net Cash Used in Investing Activities	-	(2,582)

Cash Flows From Financing Activities
Proceeds from issuance of notes payable	750,000	-
Proceeds from issuance of common stock and warrants, net [1]	-	3,012,846
Proceeds from cash advances	450,000	-

Net Cash Provided by Financing Activities	1,200,000	3,012,846

Net Increase In Cash	85,696	860,454

Cash - Beginning	19,480	28,878

Cash - Ending	$105,176	$889,332

Supplemental Disclosures of Cash Flow Information:
Non-cash investing and financing transactions:
Reclassification of warrants to derivative liabilities	$-	$1,499,000
Warrants issued in connection with issuance of notes payable	$265,800	$-

[1] Net of $55,150 of issuance costs.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial position of the Company as of June 30, 2015 and the condensed consolidated results of its operations and cash flows for the six months ended June 30, 2015 and 2014. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the operating results for the full year. It is recommended that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2014 and for the year then ended which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on March 13, 2015.

Note 2 – Going Concern and Management Plans

The Company has not generated any revenues, has recurring net losses, a working capital deficiency as of June 30, 2015 of approximately $4,913,000, and used cash in operations of approximately $1,114,000 and $2,150,000 for the six months ended June 30, 2015 and 2014, respectively. In addition, as of June 30, 2015, the Company had an accumulated deficit of approximately $9,126,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Subsequent to June 30, 2015, the Company has raised an aggregate of $245,000 through debt financing. See Note 11 – Subsequent Events for additional details.

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

CELL SOURCE, INC. AND SUBSIDIARY

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

Loss Per Share

The Company computes basic net loss per share by dividing net loss by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share includes the dilution that would occur upon the exercise or conversion of all dilutive securities into common stock using the “treasury stock” and/or “if converted” methods, as applicable. Weighted average shares outstanding for the three and six months ended June 30, 2015 and 2014 includes the weighted average impact of warrants to purchase an aggregate of 2,043,835 shares of common stock because their exercise price was determined to be nominal.

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	June 30,
	2015	2014

Warrants	7,629,324	6,859,324
Total	7,629,324	6,859,324

CELL SOURCE, INC. AND SUBSIDIARY

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

Note 4 - Fair Value

The Company determines the estimated fair value of amounts presented in these condensed consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the financial statements are not necessarily indicative of the amounts that could be realized in a current exchange between buyer and seller. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. These fair value estimates were based upon pertinent information available as of June 30, 2015 and December 31, 2014, and, as of those dates, the carrying value of all amounts approximates fair value. The Company performed valuations to estimate the fair value of its common stock during the three and six months ended June 30, 2015. To determine the value of its common stock, the Company considered the following three possible valuation methods (1) the income approach, (2) the market approach and the (3) cost approach to estimate its enterprise value.

CELL SOURCE, INC. AND SUBSIDIARY

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

The following table summarizes the valuation of the Company’s derivatives by the above fair value hierarchy levels as of June 30, 2015 and December 31, 2014 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Accrued compensation	$867,900	$-	$-	$867,900
Derivative liability	2,471,800	-	-	2,471,800

Balance - June 30, 2015	$3,339,700	$-	$-	$3,339,700

Accrued compensation	$901,300	$-	$-	$901,300
Derivative liability	2,318,700	-	-	2,318,700

Balance - December 31, 2014	$3,220,000	$-	$-	$3,220,000

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. The Company’s Level 3 liabilities shown in the above table consist of warrants with “down-round protection”, as the Company is unable to determine if it will have sufficient authorized common stock to settle such arrangements, and an accrued obligation to issue warrants to certain founders of Cell Source Limited, which such warrants were not issued as of June 30, 2015.

CELL SOURCE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 - Fair Value – Continued

Assumptions utilized in the valuation of Level 3 liabilities are described as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Risk-free interest rate	1.01% - 1.63%	1.62% - 1.65%	1.01% - 1.63%	1.46% - 1.73%
Expected term (years)	3.33 - 4.37	4.33 - 5.00	3.33 - 4.62	4.33 - 5.00
Expected volatility	166% - 172%	164% - 166%	166% - 172%	164% - 168%
Expected dividends	0.00%	0.00%	0.00%	0.00%

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all Level 3 liabilities measured at fair value on a recurring basis using unobservable inputs during the six months ended June 30, 2015:

	Accrued	Derivative
	Compensation	Liability	Total

Balance - December 31, 2014	$901,300	$2,318,700	$3,220,000

Change in fair value	(33,400)	(112,700)	(146,100)

Value of warrants exercised	-	-	-

Issuance of derivative liability	-	265,800	265,800

Balance - June 30, 2015	$867,900	$2,471,800	$3,339,700

The Company’s significant financial instruments such as cash, other current assets, accounts payable, accrued expenses and notes payable were deemed to approximate fair value due to their short term nature.

On November 10, 2014, five-year warrants to purchase an aggregate of 3,000,000 shares of common stock at an exercise price of $0.75 per share were earned by certain founders of Cell Source Limited (half of which are employees thereof) but had not been issued as of June 30, 2015. As a result, the Company accrued for the value of the warrant obligation, which, using the Black Scholes option pricing model, was determined to be an aggregate of $867,900 and $901,300, respectively, which was a component of accrued compensation in the condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014, respectively. During the three and six months ended June 30, 2015, the Company recorded a credit of $23,500 and $33,400, respectively, to stock-based compensation related to the change in value of the warrant obligation. As of June 30, 2015, the Board has neither approved a stock option plan nor has it issued the warrants, such that the warrants are not included in the summary of warrant activity in Note 10 – Stockholders’ Deficiency – Stock Warrants.

CELL SOURCE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 - Fair Value – Continued

On October 28, 2013, as a result of entering into warrant agreements, for which such instruments contained a variable conversion feature with no floor, the Company has adopted a sequencing policy in accordance with ASC 815-40-35-12, whereby these and all future instruments may be classified as a derivative liability, with the exception of instruments related to share-based compensation issued to employees or directors. As of June 30, 2015 and December 31, 2014, derivative liabilities valued at $2,471,800 and $2,318,700, respectively, were comprised of warrants to purchase an aggregate of 7,209,324 and 6,459,324 shares of common stock, respectively, and were deemed to be derivative liabilities.

See Note 6 – Notes Payable for additional details associated with the issuance of warrants which were deemed to be derivative liabilities.

Note 5 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
	2015	2014
	(unaudited)

Accrued research and development	$90,334	$79,155
Accrued legal fees	62,465	75,200
Accrued other professional fees	110,211	34,839
Accrued director compensation	12,000	9,000
Other accrued expenses	40,207	35,675
Total	$315,217	$233,869

Note 6 – Notes Payable

On March 26, 2015, the Company issued one-year notes payable in the aggregate principal amount of $500,000. The notes are non-interest bearing. The notes must be prepaid in whole from the proceeds of any closing after the issuance date, of any offering or offerings pursuant to which the Company receives aggregate gross proceeds greater than or equal to $3,000,000. In consideration of the loans, four-year warrants to purchase an aggregate of 500,000 shares of common stock at an exercise price of $0.75 per share, with an aggregate issuance date value of $177,200, were issued by the Company to the purchasers of the notes payable and were recorded as a debt discount under the residual value method. In connection with the Company’s sequencing policy, the warrants were determined to be derivative liabilities. See Note 4 – Fair Value for additional details. The effective annual interest rate of the notes is 35%.

On May 15, 2015, the Company issued a four-month note payable in the principal amount of $250,000.  The note bears interest at a rate of 12% per annum. In consideration of the loan, a four-year warrant to purchase 250,000 shares of common stock at an exercise price of $0.75 per share, with an issuance date value of $88,600, was issued by the Company to the purchaser of the note payable and was recorded as a debt discount under the residual value method. In connection with the Company’s sequencing policy, the warrant was determined to be a derivative liability.  See Note 4 – Fair Value for additional details.

Prior to the expiration date, the Company shall have the option to redeem all of the warrants then outstanding upon not less than thirty (30) days nor more than (60) days notice to the applicable purchaser, at a redemption price of $0.01 per share, subject to the conditions that: (i) there is an effective registration statement covering the resale of the underlying shares of common stock and (ii) the common stock has traded for twenty (20) consecutive days with a closing price of at least $2.50 per share with an average trading volume of 100,000 shares per day.

During the three and six months ended June 30, 2015, the Company recorded amortization of debt discount of $77,100 and $79,500, respectively.

See Note 8 – Related Parties for details of an extension of notes payable.

CELL SOURCE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 – Advances Payable

During the six months ended June 30, 2015, the Company received an aggregate of $450,000 from investors in connection with a future offering of convertible notes that had not closed as of June 30, 2015. These advances were included in other current liabilities on the condensed consolidated balance sheet as of June 30, 2015. Upon closing of the offering, the Company will evaluate and record the impact of the conversion feature.

Note 8 – Related Parties

For the three and six months ended June 30, 2015, the Company recorded a charge to operations of approximately $200,000 and $400,000, respectively, related to its research and license agreement with Yeda. For the three and six months ended June 30, 2014, the Company recorded a charge to operations of approximately $399,000 and $611,000, respectively, related to its research and license agreement with Yeda. As of June 30, 2015 and December 31, 2014, approximately $278,000 and $285,000 has been accrued and is payable to Yeda, respectively.

On June 1, 2015, the Company entered into a letter agreement with the Company’s Chief Executive Officer to extend the maturity dates of two promissory notes with an aggregate principal balance of $100,000 from May 2015 to October 30, 2015.

Note 9 – Commitments and Contingencies

Scientific Advisory Board

On June 4, 2015, the Company entered into an agreement, effective May 21, 2015, with a consultant to serve as Chairman of the Company’s Scientific Advisory Board (the “SAB”). Unless terminated earlier at the option of the Company, the agreement terminates on May 21, 2017. Pursuant to the agreement, the Company agreed to compensation consisting of (i) quarterly payments to the consultant of $3,000; (ii) issuance of a five-year warrant to purchase 120,000 shares of the Company’s common stock at an exercise price of $0.75 that vests quarterly over two years; and (iii) payments of $1,000 per day for each symposium meeting attended, with travel expenses to be reimbursed by the Company.

During the quarter ended June 30, 2015, the Company entered into agreements with three consultants to serve as members of the Company’s SAB. Unless terminated earlier at the option of the Company, the agreements terminate in June 2017. Pursuant to the agreement, the Company agreed to compensation consisting of (i) quarterly payments to each consultant of $2,500; (ii) issuance of five-year warrants to purchase an aggregate of 300,000 shares (100,000 shares per consultant) of the Company’s common stock at an exercise price of $0.75 that vest quarterly over two years; and (iii) payments of $1,000 per day to each consultant for each symposium meeting attended, with travel expenses to be reimbursed by the Company.

The warrants to purchase an aggregate of 420,000 shares of common stock issued to members of the Company’s SAB during the quarter ending June 30, 2015 had an aggregate issuance date fair value of $154,200 ($0.37 per share) which will be recognized ratably over the vesting period.

CELL SOURCE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10 – Stockholders’ Deficiency

Stock Warrants

See Note 4 – Fair Value, Note 6 – Notes Payable and Note 9 – Commitments and Contingencies for additional details associated with warrants.

A summary of the warrant activity during the six months ended June 30, 2015 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value

Outstanding, December 31, 2014	8,503,159	$0.57
Granted	1,170,000	0.75
Exercised	-	-
Forfeited	-	-
Outstanding, June 30, 2015	9,673,159	$0.59	4.1	$815,490

Exercisable, June 30, 2015	7,209,324	$0.75	3.7	$-

The following table presents information related to stock warrants at June 30, 2015:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants

$0.001	2,043,835	-	-
$0.750	7,629,324	3.7	7,209,324
	9,673,159	3.7	7,209,324

CELL SOURCE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the condensed consolidated financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would require adjustment or disclosure in the condensed consolidated financial statements.

Notes Payable

On July 20, 2015, the Company issued a one-year note payable in the principal amount of $100,000 to a member of the Board of Directors of the Company. The note is non-interest bearing. The note must be prepaid in whole from the proceeds of any closing after the issuance date, of any offering or offerings pursuant to which the Company receives aggregate gross proceeds greater than or equal to $3,000,000. In consideration of the loan, a four-year warrant to purchase 100,000 shares of common stock at an exercise price of $0.75 per share was issued by the Company to the purchaser of the note payable. The warrant contains an exercise limitation such that at no time may the warrant be exercised if the shares of common stock to be issued upon such exercise would exceed, when aggregated with all other shares of common stock owned by the holder (or his permitted successors or assigns), 4.99% of the issued and outstanding shares of the common stock of the Company. In the event the principal amount of the note is not paid by the Company on or before July 20, 2016, the Company shall (i) pay to the lender a one-time cash penalty payment of five percent (5%) of the principal amount of the note due and unpaid on such date, and (ii) issue to the lender a warrant to purchase, at an exercise price of $0.75 per share, the number of shares the Company’s common stock equal to the product of (a) the principal amount of the note due and unpaid on July 20, 2015 and (b) ten percent (10%).

On July 24, 2015, the Company issued one-year convertible promissory notes with an aggregate principal amount of $145,000 and four-year warrants to purchase an aggregate of 145,000 shares of common stock at an exercise price of $0.75 per share. The notes shall not bear interest for the initial ninety (90) days from issuance, but beginning on the ninety-first (91st) day, each note shall bear interest at ten percent (10%) per annum, which interest will accrue on a daily simple interest basis and be due and payable on the maturity date. Each note contains a mandatory prepayment provision that the principal and accrued but unpaid interest must be prepaid, without premium or penalty, in whole, from the proceeds of any closing occurring after the original issuance date, of any offering or offerings of the securities of the Company pursuant to which the aggregate gross proceeds received by the Company is greater than or equal to $3,000,000. On or after the sixteenth (16th) day following the maturity date, the holder of each note will have the option to convert all or part of the outstanding principal and accrued but unpaid interest into shares of common stock, at a conversion price equal to the lesser of (i) $0.75; or (ii) seventy percent (70%) of the average daily volume weighted average price (“VWAP”) of common stock for the twenty (20) trading days prior to the maturity date. However, the Company shall not effect any conversion of a note to the extent that after giving effect to such conversion, an investor would beneficially own in excess of 4.99% of the issued and outstanding shares of common stock of the Company.

Prior to the expiration date of the warrants, the Company has the option to redeem all warrants outstanding for a $0.01 per share upon not less than thirty (30) days’ notice nor more than sixty (60) days’ notice to the holder of the warrant, provided that at the time of delivery of such notice (i) there is an effective registration statement covering the resale of the Warrant Shares, and (ii) the average trading price of the Company’s common stock, or shares into which the common stock have been exchanged, for each of the twenty (20) consecutive trading days prior to the date of the notice of redemption is at least $2.50, as proportionately adjusted to reflect any stock splits, stock dividends, combination of shares or like events, with an average daily trading volume during such period of no less than 100,000 shares. The Company shall not effect any exercise of a Warrant to the extent that after giving effect to such exercise, an Investor would beneficially own in excess of 4.99% of the issued and outstanding shares of Common Stock of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the consolidated results of operations and financial condition of Cell Source, Inc. ("CSI", “Cell Source” or the “Company”) as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015and 2014 should be read in conjunction with our condensed consolidated financial statements and the notes thereto that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to CSI. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2015.

Overview

Our wholly-owned subsidiary, Cell Source Limited was founded in 2011 as a privately held company located in Tel Aviv, Israel. Our business is based on over ten (10) years of prominent research at the Weizmann Institute of Science in Israel, from whose commercial arm, Yeda Research and Development Limited, we license patented and patent pending technology. Our exclusive, world-wide license provides us with access to certain discoveries, inventions and other intellectual property generated by Professor Yair Reisner, formerly Head of the Immunology Department at the Weizmann Institute, together with others. Professor Reisner leads a team at the Weizmann Institute to continue the development of these technologies in order to facilitate the transition of those technologies from the laboratory to clinical trials. We have recently constituted a Scientific Advisory Board chaired by Dr. Terry Strom of Harvard Medical School and also including Dr. Herman Waldmann of Oxford Medical School, Dr. Robert Negrin of Stanford University and Dr. Steven Burakoff of Mount Sinai Medical Center, leading figures in the fields of bone marrow transplantation, organ transplantation and  cancer treatment through immunotherapy.

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

Recent Developments

During the three months ended March 31, 2015, we received an aggregate of $450,000 from investors in connection with a future offering of convertible notes that had not closed as of June 30, 2015.

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

On May 15, 2015, we issued a four-month note payable in the principal amount of $250,000. The note bears interest at a rate of 12% per annum. In consideration of the loan, a four-year warrant to purchase 250,000 shares of common stock at an exercise price of $0.75 per share, with an issuance date value of $88,600, was issued by us to the purchaser of the note payable.

On July 20, 2015, we issued a one-year note payable in the principal amount of $100,000 to a member of our Board of Directors. The note is non-interest bearing. The note must be prepaid in whole from the proceeds of any closing after the issuance date, of any offering or offerings pursuant to which we receive aggregate gross proceeds greater than or equal to $3,000,000. In consideration of the loan, a four-year warrant to purchase 100,000 shares of common stock at an exercise price of $0.75 per share was issued by us to the purchaser of the note payable.

On July 24, 2015, we issued one-year convertible promissory notes with an aggregate principal amount of $145,000 and four-year warrants to purchase an aggregate of 145,000 shares of common stock at an exercise price of $0.75 per share. The notes shall not bear interest for the initial ninety (90) days from issuance, but beginning on the ninety-first (91st) day, each note shall bear interest at ten percent (10%) per annum, which interest will accrue on a daily simple interest basis and be due and payable on the maturity date. Each note contains a mandatory prepayment provision that the principal and accrued but unpaid interest must be prepaid, without premium or penalty, in whole, from the proceeds of any closing occurring after the original issuance date, of any offering or offerings of the our securities pursuant to which the aggregate gross proceeds received by us is greater than or equal to $3,000,000. On or after the sixteenth (16th) day following the maturity date, the holder of each note will have the option to convert all or part of the outstanding principal and accrued but unpaid interest into shares of common stock, at a conversion price equal to the lesser of (i) $0.75; or (ii) seventy percent (70%) of the average daily volume weighted average price (“VWAP”) of common stock for the twenty (20) trading days prior to the maturity date.

Consolidated Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

The following table presents selected items in our unaudited condensed consolidated statements of operations for the three months ended June 30, 2015 and 2014, respectively:

	For The Three Months Ended
	June 30,
	2015	2014

Revenues	$-	$-

Operating Expenses
Research and development	124,472	220,995
Research and development - related party	200,000	398,845
Selling, general and administrative	243,261	397,338

Total Operating Expenses	567,733	1,017,178

Loss From Operations	(567,733)	(1,017,178)

Other Income (Expense)
Change in fair value of derivative liabilities	79,200	31,100
Interest expense	(5,277)	-
Amortization of debt discount	(77,100)	-

Total Other (Expense) Income	(3,177)	31,100

Net Loss	$(570,910)	$(986,078)

Research and Development

Research and development expense was $324,472 and $619,840 for the three months ended June 30, 2015 and 2014, respectively, a decrease of $295,368, or 48%, primarily because the proceeds from our 2014 equity financing permitted us to expand our research and development expenses, including expenses associated with key patents entering the National Phase in a number of countries around the world, whereas we are currently cash constrained due to our limited funds.

Selling, General and Administrative

Selling, general and administrative expense was $243,261 and $397,338 for the three months ended June 30, 2015 and 2014, respectively, a decrease of $154,077, or 39%, primarily as a result of legal and professional fees associated with our Share Exchange transaction, which was prepared for and closed in the 2014 period.

Change in Fair Value of Derivative Liability

The change in fair value of derivative liability for the three months ended June 30, 2015 and 2014, was a gain of $79,200 and $31,100, respectively, which represents the change in fair value of the warrants that were deemed to be derivative liabilities during the respective periods.

Interest Expense

Interest expense was $5,277 and $0 for the three months ended June 30, 2015 and 2014, respectively.

Amortization of Debt Discount

Amortization of debt discount was $77,100 and $0 for the three months ended June 30, 2015 and 2014, respectively, which is associated with warrants issued in connection with notes payable.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

The following table presents selected items in our unaudited condensed consolidated statements of operations for the six months ended June 30, 2015 and 2014, respectively:

	For the Six Months Ended
	June 30,
	2015	2014

Revenues	$-	$-

Operating Expenses
Research and development	177,219	545,412
Research and development - related party	400,000	611,203
Selling, general and administrative	576,778	633,305

Total Operating Expenses	1,153,997	1,789,920

Loss From Operations	(1,153,997)	(1,789,920)

Other Income (Expense)
Change in fair value of derivative liabilities	112,700	(16,400)
Interest expense	(6,756)	-
Amortization of debt discount	(79,500)	-

Total Other Income (Expense)	26,444	(16,400)

Net Loss	$(1,127,553)	$(1,806,320)

Research and Development

Research and development expense was $577,219 and $1,156,615 for the six months ended June 30, 2015 and 2014, respectively, a decrease of $579,396, or 50%, primarily because the proceeds from our 2014 equity financing permitted us to expand our research and development expenses, including expenses associated with key patents entering the National Phase in a number of countries around the world, whereas we are currently cash constrained due to our limited funds.

Selling, General and Administrative

Selling, general and administrative expense was $576,778 and $633,305 for the six months ended June 30, 2015 and 2014, respectively, a decrease of $56,527, or 9%, primarily as a result of legal and professional fees associated with our Share Exchange transaction, which was prepared for and closed in the 2014 period.

Change in Fair Value of Derivative Liability

The change in fair value of derivative liability for the six months ended June 30, 2015 and 2014, was a gain of $112,700 and a loss of $16,400, respectively, which represents the change in fair value of the warrants that were deemed to be derivative liabilities during the respective periods.

Interest Expense

Interest expense was $6,756 and $0 for the three months ended June 30, 2015 and 2014, respectively.

Amortization of Debt Discount

Amortization of debt discount was $79,500 and $0 for the six months ended June 30, 2015 and 2014, respectively, which is associated with warrants issued in connection with notes payable.

Liquidity and Going Concern

We measure our liquidity in a number of ways, including the following:

	June 30,	December 31,
	2015	2014
	(unaudited)

Cash	$105,176	$19,480
Working capital deficiency	$(4,912,978)	$(3,785,855)

We have not generated any revenues since our inception, we have recurring net losses, we have a working capital deficiency as of June 30, 2015 of approximately $4,913,000 and we have used cash in operations of approximately $1,114,000 and $2,150,000 during the six months ended June 30, 2015 and 2014, respectively. Subsequent to June 30, 2015, we have raised an aggregate of $245,000 through debt financing. These conditions raise substantial doubt about our ability to continue as a going concern. Based on our current resources, we will not be able to continue to operate without additional immediate funding.

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

During the six months ended June 30, 2015 and 2014, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the six months ended June 30, 2015 and 2014 in the amounts of $1,114,304 and $2,149,810, respectively. The net cash used in operating activities for the six months ended June 30, 2015 was primarily due to cash used to fund a net loss of $1,127,553, adjusted for net non-cash credits in the aggregate amount of $66,170, partially offset by $79,419 of net cash provided due to changes in the levels of operating assets and liabilities, primarily as a result of increases in accounts payable and accrued expenses, due to cash constraints during the period. The net cash used in operating activities for the six months ended June 30, 2014 was primarily due to cash used to fund a net loss of $1,806,320, adjusted for non-cash add backs in the aggregate amount of $59,425, and $402,915 of net cash used to fund changes in the levels of operating assets and liabilities, primarily as a result of payments to vendors due to improved cash availability.

Net Cash Used in Investing Activities

Net cash used in investing activities was $2,582 for the six months ended June 30, 2014, which was related to purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2015 and 2014 was $1,200,000 and $3,012,846, respectively. The net cash provided by financing activities during the six months ended June 30, 2015 was attributable to $750,000 of proceeds from the issuance of notes payable and $450,000 of proceeds received in connection with a convertible note offering prior to closing. The net cash provided by financing activities during the six months ended June 30, 2014 was attributable to $3,012,846 of net proceeds from our IPO (gross proceeds of $3,067,996 less $55,150 of issuance costs).

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 15, 2015, we issued a four-month note payable in the principal amount of $250,000.  The note bears interest at a rate of 12% per annum. In consideration of the loan, a four-year warrant to purchase 250,000 shares of common stock at an exercise price of $0.75 per share, with an issuance date value of $88,600, was issued by us to the purchaser of the note payable and was recorded as a debt discount under the residual value method.

We relied on the exemption from registration provided by section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit
Number		Description

4.1	(1)	Form of Agreement
10.1	(1)	Form of Note
10.2	(1)	Form of Warrant
10.3	(2)	Consulting/Advisory Agreement
10.4	(3)	Zolty Promissory Note
10.5	(3)	Zolty Warrant
10.6	(3)	Form of Convertible Promissory Note
10.7	(3)	Form of Warrant
31.1	*	Certificate of the Chief Executive Officer
31.2	*	Certificate of the Chief Financial Officer
32	**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Schema Document
101.CAL	*	XBRL Calculation Linkbase Document
101.DEF	*	XBRL Definition Linkbase Document
101.LAB	*	XBRL Label Linkbase Document
101.PRE	*	XBRL Presentation Linkbase Document

(1)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2015
(2)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2015
(3)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2015
*	Filed herewith
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

CELL SOURCE, INC.

Dated: August 11, 2015	By:	/s/ Itamar Shimrat
	Name:	Itamar Shimrat
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)