Form 10-Q
period 2015-09-30
Cell Source, Inc.
filed 2015-11-16
CIK 1569340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 16, 2015, the registrant had 23,679,256 shares of $0.001 par value common stock outstanding.

CELL SOURCE, INC. AND SUBSIDIARY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.	1

Condensed Consolidated Balance Sheets as of
September 30, 2015 (Unaudited) and December 31, 2014	1

Unaudited Condensed Consolidated Statements of Operations for the
Three and Nine Months Ended September 30, 2015 and 2014	2

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficiency for the
Nine Months Ended September 30, 2015	3

Unaudited Condensed Consolidated Statements of Cash Flows for the
Nine Months Ended September 30, 2015 and 2014	4

Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	22

Item 4. Controls and Procedures.	22

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.	23

Item 1A. Risk Factors.	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	23

Item 3. Defaults Upon Senior Securities.	23

Item 4. Mine Safety Disclosures.	23

Item 5. Other Information.	23

Item 6. Exhibits.	23

SIGNATURES	24

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)
Assets

Current Assets:
Cash	$ 5,866	$ 19,480
Prepaid expenses	103,457	75,424
Current portion of deferred financing costs	80,000	-
Other current assets	100,754	26,074

Total Current Assets	290,077	120,978
Deferred financing costs, net of current portion	20,000	-
Property and equipment, net	1,482	2,127

Total Assets	$ 311,559	$ 123,105

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable and accrued expenses	$ 484,473	$ 233,869
Accounts payable and accrued expenses - related parties	283,147	285,415
Accrued compensation	934,832	968,849
Derivative liabilities	2,773,100	2,318,700
Notes payable, net of debt discount of $136,275 at September 30, 2015	758,725	-
Notes payable - related party, net of debt discount of $28,000 at September 30, 2015	172,000	100,000
Advances payable	450,000	-

Total Current Liabilities	5,856,277	3,906,833

Commitments and contingencies	-	-

Stockholders' Deficiency:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2015 and December 31, 2014	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 23,679,256 and 23,579,256 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	23,679	23,579
Additional paid-in capital	4,231,083	4,191,183
Accumulated deficit	(9,799,480)	(7,998,490)

Total Stockholders' Deficiency	(5,544,718)	(3,783,728)

Total Liabilities and Stockholders' Deficiency	$ 311,559	$ 123,105

See Notes to the Condensed Consolidated Financial Statements

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenues	$-	$-	$-	$-

Operating Expenses
Research and development	118,551	129,959	295,770	675,371
Research and development - related party	200,000	183,965	600,000	795,168
Selling, general and administrative	230,587	401,374	807,365	1,034,679

Total Operating Expenses	549,138	715,298	1,703,135	2,505,218

Loss From Operations	(549,138)	(715,298)	(1,703,135)	(2,505,218)

Other Income (Expense)
Change in fair value of derivative liabilities	3,200	28,800	115,900	12,400
Interest expense	(9,074)	-	(15,830)	-
Amortization of debt discount	(118,425)	-	(197,925)	-

Total Other (Expense) Income	(124,299)	28,800	(97,855)	12,400

Net Loss	$(673,437)	$(686,498)	$(1,800,990)	$(2,492,818)

Net Loss Per Share
- Basic and Diluted	$(0.03)	$(0.03)	$(0.07)	$(0.12)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	25,670,917	25,470,917	25,639,208	21,031,339

See Notes to the Condensed Consolidated Financial Statements

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2014	23,579,256	$23,579	$4,191,183	$(7,998,490)	$(3,783,728)

Stock-based compensation:
- common stock	100,000	100	39,900	-	40,000

Net loss	-	-	-	(1,800,990)	(1,800,990)

Balance - September 30, 2015	23,679,256	$23,679	$4,231,083	$(9,799,480)	$(5,544,718)

See Notes to the Condensed Consolidated Financial Statements

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Nine Months Ended
	September 30,
	2015	2014
Cash Flows From Operating Activities
Net loss	$(1,800,990)	$(2,492,818)
Adjustments to reconcile net loss to net cash
used in operating activities:
Change in fair value of derivative liabilities	(115,900)	(12,400)
Amortization of debt discount	197,925	-
Depreciation	645	240
Stock-based compensation:
Fair value of common stock issued	40,000	43,000
Fair value of warrant issued	36,700	-
Change in fair value of accrued compensation	(19,941)	-
Changes in operating assets and liabilities:
Prepaid expenses	(28,033)	(92,720)
Other current assets	(74,680)	(10,511)
Accounts payable and accrued expenses	305,660	(369,846)

Net Cash Used in Operating Activities	(1,458,614)	(2,935,055)

Cash Flows From Investing Activities
Purchase of property and equipment	-	(2,582)

Net Cash Used in Investing Activities	-	(2,582)

Cash Flows From Financing Activities
Proceeds from issuance of notes payable	995,000	-
Proceeds from issuance of common stock
and warrants, net [1]	-	3,012,846
Proceeds from cash advances	450,000	-

Net Cash Provided by Financing Activities	1,445,000	3,012,846

Net (Decrease) Increase In Cash	(13,614)	75,209

Cash - Beginning	19,480	28,878

Cash - Ending	$5,866	$104,087

Supplemental Disclosures of Cash Flow Information:

Non-cash investing and financing transactions:
Reclassification of warrants to derivative liabilities	$-	$1,499,000
Warrants and conversion options issued in
connection with issuance of notes payable	$362,200	$-
Reclassification of derivative liability to equity	$-	$144,439
Deferred financing costs	$100,000	$-

[1] Net of $55,150 of issuance costs.

See Notes to the Condensed Consolidated Financial Statements

CELL SOURCE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Organization, Operations and Basis of Presentation

Organization and Operations

Cell Source, Inc. (“CSI” or the “Company”) is a Nevada corporation formed on June 6, 2012 that is the parent company of Cell Source Limited, which was founded in Israel in 2011 in order to commercialize a suite of inventions relating to certain cancer treatments. Cell Source Limited’s target indications include treatment of lymphoma, multiple myeloma and B-cell chronic lymphocytic leukemia (“BCLL”) (which is a common form of leukemia), facilitating transplantation acceptance (initially bone marrow transplantation and subsequently organ transplantation) and ultimately treating a variety of non-malignant diseases. Cell Source Limited’s lead prospective product is its patented Veto Cell immune system management technology, which is an immune tolerance biotechnology that enables the selective blocking of immune responses. Cell Source Limited’s Veto Cell immune system management technology is based on technologies patented, owned, and licensed to Cell Source Limited by Yeda Research and Development Company Limited, an Israeli corporation ("Yeda").

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial position of the Company as of September 30, 2015 and the condensed consolidated results of its operations and cash flows for the nine months ended September 30, 2015 and 2014. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the operating results for the full year. It is recommended that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2014 and for the year then ended which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on March 13, 2015.

Note 2 – Going Concern and Management Plans

The Company has not generated any revenues, has recurring net losses, a working capital deficiency as of September 30, 2015 of approximately $5,566,000, and used cash in operations of approximately $1,459,000 and $2,935,000 for the nine months ended September 30, 2015 and 2014, respectively. In addition, as of September 30, 2015, the Company had an accumulated deficit of approximately $9,799,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Subsequent to September 30, 2015, the Company has raised an aggregate of $252,500 through debt financing. See Note 11 – Subsequent Events – Convertible Note Offering for additional details.

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

Loss Per Share

The Company computes basic net loss per share by dividing net loss by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share includes the dilution that would occur upon the exercise or conversion of all dilutive securities into common stock using the “treasury stock” and/or “if converted” methods, as applicable. Weighted average shares outstanding for the three and nine months ended September 30, 2015 and 2014 includes the weighted average impact of warrants to purchase an aggregate of 2,043,835 shares of common stock because their exercise price was determined to be nominal.

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	September 30,
	2015	2014

Warrants	8,674,324	6,459,324
Convertible notes	193,333	-
Total	8,867,657	6,459,324

Deferred Financing Costs

The Company has recorded deferred financing costs as a result of fees incurred by the Company in conjunction with its debt financing activities. These costs are amortized using the interest method over the shorter of (a) the term of the related debt or (b) the expected conversion date of the debt into equity instruments. As of September 30, 2015, the Company capitalized $100,000 of costs in the accompanying condensed consolidated balance sheet.

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

The Company has evaluated all new accounting standards that are in effect and may impact its condensed consolidated financial statements and does not believe that there are any other new accounting standards that have been issued that might have a material impact on its financial position or results of operations.

Note 4 - Fair Value

The Company determines the estimated fair value of amounts presented in these condensed consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the financial statements are not necessarily indicative of the amounts that could be realized in a current exchange between buyer and seller. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. These fair value estimates were based upon pertinent information available as of September 30, 2015 and December 31, 2014, and, as of those dates, the carrying value of all amounts approximates fair value. The Company estimated the fair value of its common stock during the three and nine months ended September 30, 2015. To determine the value of its common stock, the Company considered the following three possible valuation methods (1) the income approach, (2) the market approach and the (3) cost approach to estimate its enterprise value.

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

The following table summarizes the valuation of the Company’s derivatives by the above fair value hierarchy levels as of September 30, 2015 and December 31, 2014 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Accrued compensation	$709,959	$-	$-	$709,959
Derivative liability	2,773,100	-	-	2,773,100

Balance - September 30, 2015	$3,483,059	$-	$-	$3,483,059

Accrued compensation	$901,300	$-	$-	$901,300
Derivative liability	2,318,700	-	-	2,318,700

Balance - December 31, 2014	$3,220,000	$-	$-	$3,220,000

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. The Company’s Level 3 liabilities shown in the above table consist of warrants with “down-round protection”, as the Company is unable to determine if it will have sufficient authorized common stock to settle such arrangements, warrants deemed to be derivative liabilities according to the Company’s sequencing policy in accordance with ASC 815-40-35-12, the conversion option of convertible notes payable and an accrued obligation to issue warrants to certain founders of Cell Source Limited, which such warrants were not issued as of September 30, 2015.

CELL SOURCE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 - Fair Value – Continued

Assumptions utilized in the valuation of Level 3 liabilities are described as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Risk-free interest rate	0.33% - 1.53%	1.43% - 1.68%	0.33% - 1.71%	1.43% - 1.73%
Expected term (years)	0.25 - 5.00	4.08 - 4.84	0.25 - 5.00	4.08 - 5.00
Expected volatility	166%	164%	166% - 172%	164% - 168%
Expected dividends	0.00%	0.00%	0.00%	0.00%

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all Level 3 liabilities measured at fair value on a recurring basis using unobservable inputs during the nine months ended September 30, 2015:

	Accrued	Derivative
	Compensation	Liability	Total

Balance - December 31, 2014	$901,300	$2,318,700	$3,220,000

Change in fair value	(46,600)	(115,900)	(162,500)

Issuance of warrants and conversion options	26,659	398,900	425,559

Reclassification to derivative liability	(171,400)	171,400	-

Balance - September 30, 2015	$709,959	$2,773,100	$3,483,059

The Company’s significant financial instruments such as cash, other current assets, accounts payable, accrued expenses and notes payable were deemed to approximate fair value due to their short term nature.

On November 10, 2014, five-year warrants to purchase an aggregate of 3,000,000 shares of common stock at an exercise price of $0.75 per share were earned by certain founders of Cell Source Limited, of which, 600,000 were issued during the three months ended September 30, 2015, such that, as of September 30, 2015, the Company had a remaining obligation to issue warrants to purchase an aggregate of 2,400,000 shares of common stock. The Company reclassified the value of the issued warrant to purchase 600,000 shares of common stock to derivative liabilities. See Note 11 – Subsequent Events for additional details.

The Company recorded the value of the warrant obligation, which, using the Black Scholes option pricing model, was determined to be an aggregate of $683,300 and $901,300, respectively, which was a component of accrued compensation in the condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014, respectively. During the three and nine months ended September 30, 2015, the Company recorded a credit of $13,200 and $46,600, respectively, to stock-based compensation related to the change in value of the warrant obligation. As of September 30, 2015, warrants to purchase an aggregate of 2,400,000 shares of common stock are not included in the summary of warrant activity in Note 10 – Stockholders’ Deficiency – Stock Warrants.

CELL SOURCE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 - Fair Value – Continued

On October 28, 2013, as a result of entering into warrant agreements, for which such instruments contained a variable conversion feature with no floor, the Company has adopted a sequencing policy in accordance with ASC 815-40-35-12, whereby these and all future instruments may be classified as a derivative liability, with the exception of instruments related to share-based compensation issued to employees or directors. As of September 30, 2015 and December 31, 2014, derivative liabilities valued at $2,773,100 and $2,318,700, respectively, were comprised of warrants to purchase an aggregate of 8,154,324 and 6,459,324 shares of common stock, respectively, and conversion options which, as of December 31, 2014, were convertible into an aggregate of 193,333 shares of common stock.

See Note 6 – Notes Payable and Note 9 – Commitments and Contingencies for additional details associated with the issuance of warrants which were deemed to be derivative liabilities.

Note 5 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
	2015	2014
	(unaudited)

Accrued research and development	$122,829	$79,155
Accrued legal fees	165,686	75,200
Accrued other professional fees	100,015	34,839
Accrued director compensation	25,000	9,000
Accrued interest	11,343	-
Other accrued expenses	59,600	35,675
Total	$484,473	$233,869

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

On May 15, 2015, the Company issued a four-month note payable in the principal amount of $250,000. The note bears interest at a rate of 12% per annum. In consideration of the loan, a four-year warrant to purchase 250,000 shares of common stock at an exercise price of $0.75 per share, with an issuance date fair value of $88,600, was issued by the Company to the purchaser of the note payable and was recorded as a debt discount under the residual value method. In connection with the Company’s sequencing policy, the warrant was determined to be a derivative liability.  See Note 4 – Fair Value for additional details. Subsequent to September 30, 2015, the Company entered into a letter agreement with the lender to extend the maturity date of the note to December 31, 2015.

Prior to the expiration date, the Company shall have the option to redeem all of the above discussed warrants then outstanding upon not less than thirty (30) days nor more than (60) days notice to the applicable purchaser, at a redemption price of $0.01 per share, subject to the conditions that: (i) there is an effective registration statement covering the resale of the underlying shares of common stock and (ii) the common stock has traded for twenty (20) consecutive days with a closing price of at least $2.50 per share with an average trading volume of 100,000 shares per day.

CELL SOURCE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 – Notes Payable – Continued

On July 20, 2015, the Company issued a one-year note payable in the principal amount of $100,000 to a member of the Board of Directors of the Company. The note is non-interest bearing. The note must be prepaid in whole from the proceeds of any closing after the issuance date, of any offering or offerings pursuant to which the Company receives aggregate gross proceeds greater than or equal to $3,000,000. In consideration of the loan, a four-year warrant to purchase 100,000 shares of common stock at an exercise price of $0.75 per share, with an issuance date fair value of $34,900, was issued by the Company to the purchaser of the note payable and was recorded as a debt discount under the residual value method. In connection with the Company’s sequencing policy, the warrant was determined to be a derivative liability.  See Note 4 – Fair Value for additional details. The warrant contains an exercise limitation such that at no time may the warrant be exercised if the shares of common stock to be issued upon such exercise would exceed, when aggregated with all other shares of common stock owned by the holder (or his permitted successors or assigns), 4.99% of the issued and outstanding shares of the common stock of the Company. In the event the principal amount of the note is not paid by the Company on or before July 20, 2016, the Company shall (i) pay to the lender a one-time cash penalty payment of five percent (5%) of the principal amount of the note due and unpaid on such date, and (ii) issue to the lender a warrant to purchase, at an exercise price of $0.75 per share, the number of shares the Company’s common stock equal to the product of (a) the principal amount of the note due and unpaid on July 20, 2015 and (b) ten percent (10%).

On July 24, 2015, the Company issued one-year convertible promissory notes with an aggregate principal amount of $145,000. In consideration of the loans, four-year warrants to purchase an aggregate of 145,000 shares of common stock at an exercise price of $0.75 per share, was issued by the Company to the purchasers of the notes payable and was recorded as a debt discount under the residual value method. In connection with the Company’s sequencing policy, the $61,500 aggregate issuance date fair value of the warrants and conversion options of the notes were determined to be derivative liabilities. See Note 4 – Fair Value for additional details. The notes shall not bear interest for the initial ninety (90) days from issuance, but beginning on the ninety-first (91st) day, each note shall bear interest at ten percent (10%) per annum, which interest will accrue on a daily simple interest basis and be due and payable on the maturity date. Each note contains a mandatory prepayment provision that the principal and accrued but unpaid interest must be prepaid, without premium or penalty, in whole, from the proceeds of any closing occurring after the original issuance date, of any offering or offerings of the securities of the Company pursuant to which the aggregate gross proceeds received by the Company is greater than or equal to $3,000,000. On or after the sixteenth (16th) day following the maturity date, the holder of each note will have the option to convert all or part of the outstanding principal and accrued but unpaid interest into shares of common stock, at a conversion price equal to the lesser of (i) $0.75; or (ii) seventy percent (70%) of the average daily volume weighted average price (“VWAP”) of common stock for the twenty (20) trading days prior to the maturity date. However, the Company shall not effect any conversion of a note to the extent that after giving effect to such conversion, an investor would beneficially own in excess of 4.99% of the issued and outstanding shares of common stock of the Company. Prior to the expiration date of the warrants, the Company has the option to redeem all warrants outstanding for a $0.01 per share upon not less than thirty (30) days notice nor more than sixty (60) days notice to the holder of the warrant, provided that at the time of delivery of such notice (i) there is an effective registration statement covering the resale of the Warrant Shares, and (ii) the average trading price of the Company’s common stock, or shares into which the common stock have been exchanged, for each of the twenty (20) consecutive trading days prior to the date of the notice of redemption is at least $2.50, as proportionately adjusted to reflect any stock splits, stock dividends, combination of shares or like events, with an average daily trading volume during such period of no less than 100,000 shares. The Company shall not effect any exercise of a Warrant to the extent that after giving effect to such exercise, an Investor would beneficially own in excess of 4.99% of the issued and outstanding shares of Common Stock of the Company.

See Note 8 – Related Parties for details of an extension of notes payable.

During the three and nine months ended September 30, 2015, the Company recorded amortization of debt discount of $118,425 and $197,925, respectively.

Note 7 – Advances Payable

During the nine months ended September 30, 2015, the Company received an aggregate of $450,000 from investors in connection with a future offering of convertible notes that had not closed as of September 30, 2015. These advances were included in other current liabilities on the condensed consolidated balance sheet as of September 30, 2015. Upon closing of the offering, the Company will evaluate and record the impact of the conversion feature.

CELL SOURCE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 – Related Parties

For the three and nine months ended September 30, 2015, the Company recorded a charge to operations of approximately $200,000 and $600,000, respectively, related to its research and license agreement with Yeda. For the three and nine months ended September 30, 2014, the Company recorded a charge to operations of approximately $184,000 and $795,000, respectively, related to its research and license agreement with Yeda. As of September 30, 2015 and December 31, 2014, approximately $278,000 and $285,000 has been accrued and is payable to Yeda, respectively.

On June 1, 2015, the Company entered into a letter agreement with the Company’s Chief Executive Officer to extend the maturity dates of two promissory notes with an aggregate principal balance of $100,000 from May 2015 to October 30, 2015. Subsequent to September 30, 2015, the Company entered into a letter agreement with the Company’s Chief Executive Officer to extend the maturity dates of the two promissory notes with an aggregate principal balance of $100,000 to April 30, 2016.

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

During the nine months ended September 30, 2015, the Company entered into agreements with four consultants to serve as members of the Company’s SAB. Unless terminated earlier at the option of the Company, the agreements terminate between June and July 2017. Pursuant to the agreement, the Company agreed to compensation consisting of (i) quarterly payments to each consultant of $2,500; (ii) issuance of five-year warrants to purchase an aggregate of 400,000 shares (100,000 shares per consultant) of the Company’s common stock at an exercise price of $0.75 per share that vest quarterly over two years; and (iii) payments of $1,000 per day to each consultant for each symposium meeting attended, with travel expenses to be reimbursed by the Company.

The warrants to purchase an aggregate of 520,000 shares of common stock issued to members of the Company’s SAB during the nine months ending September 30, 2015 had an aggregate issuance date fair value of $190,900 ($0.37 per share) which will be recognized ratably over the vesting period.

Consulting Agreement

On August 17, 2015, the Company entered into a one-year agreement with a consultant to provide controller services for the Company. In exchange for services provided by the consultant during the term, the Company agreed to (i) pay a fee of $5,000 per month (compensation commences on September 1, 2015 but payment is deferred until the Company raises at least $1,000,000), (ii) issue 100,000 shares of immediately vested common stock, valued at $40,000 which was recorded as stock-based compensation expense and (iii) issue an immediately vested five-year warrant to purchase 100,000 shares of common stock at an exercise price of $0.75 per share, valued at $36,700 which was recorded as stock-based compensation expense. In connection with the Company’s sequencing policy, the warrant was determined to be a derivative liability.  See Note 4 – Fair Value for additional details.

CELL SOURCE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 – Stockholders’ Deficiency

Stock Warrants

See Note 4 – Fair Value, Note 6 – Notes Payable and Note 9 – Commitments and Contingencies for additional details associated with warrants.

A summary of the warrant activity during the nine months ended September 30, 2015 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value

Outstanding, December 31, 2014	8,503,159	$0.57
Granted	2,215,000	0.75
Exercised	-	-
Forfeited	-	-
Outstanding, September 30, 2015	10,718,159	$0.61	4.0	$815,490

Exercisable, September 30, 2015	8,154,324	$0.75	3.6	$-

The following table presents information related to stock warrants at September 30, 2015:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants

$0.001	2,043,835	-	-
$0.750	8,674,324	3.6	8,154,324
	10,718,159	3.6	8,154,324

Note 11 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the condensed consolidated financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would require adjustment or disclosure in the condensed consolidated financial statements.

Issuance of Founder Warrants

On November 8, 2015, the Company issued warrants to purchase an aggregate of 2,400,000 shares of common stock at an exercise price of $0.75 per share to certain founders of Cell Source Limited. The warrants expire on November 10, 2019.

CELL SOURCE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11 – Subsequent Events – Continued

Convertible Note Offering

Subsequent to September 30, 2015, the Company closed on an aggregate of $252,500 in principal amount of 10% convertible notes (the “10% Convertible Notes”) to investors. The 10% Convertible Notes bear interest at a rate of 10% per annum and are payable eighteen (18) months from the date of issuance (the “Maturity Date”).

The 10% Convertible Notes shall be automatically converted into shares of the Company’s common stock upon the earlier of (i) the closing of an offering of equity securities pursuant to which the Company receives an aggregate of at least $5,000,000 in gross proceeds (“Qualified Financing”); (ii) the closing of a strategic transaction (including but not limited to the Company’s entry into a joint venture or partnership agreement or the sublicensing of the Company’s intellectual property) pursuant to which the Company, directly or indirectly, receives, or expects to receive within eighteen months, cash, assets or other consideration with a total aggregate value of at least $4,000,000 (“Strategic Transaction”); or (iii) the Maturity Date of the 10% Convertible Notes.

In the event the 10% Convertible Notes are converted upon the occurrence of a Qualified Financing (the “QF Conversion Shares”), the conversion price of the 10% Convertible Notes shall be the lesser of (i) seventy percent (70%) of the price per share or per unit (assuming the unit includes one share of common stock or the price per unit divided by the number of shares of common stock underlying such unit) at which the Company sells its securities in a Qualified Financing; or (ii) $0.75. The QF Conversion Shares shall be subject to a prohibition from any sale, pledge or transfer for a period of six (6) months from the date of the closing on which the Company generates aggregate gross proceeds under the Qualified Financing of at least $5,000,000. In the event the 10% Convertible Notes are converted upon the occurrence of a Strategic Transaction (the “ST Conversion Shares”), the conversion price of the 10% Convertible Notes shall be equal to $0.75. In addition, upon conversion of the 10% Convertible Notes following the occurrence of a Qualified Financing or a Strategic Transaction, each holder of a 10% Convertible Note shall automatically receive five-year warrants to purchase that number of shares of common stock into which the 10% Convertible Notes are convertible and such warrants shall have an exercise price equal to one hundred ten percent (110%) of the per-share or per unit (assuming the unit includes one share of common stock or the price per unit divided by the number of shares of common stock underlying such unit) at which the Company sells its securities in a Qualified Financing or $0.825 in the case of a Strategic Transaction, as applicable. The ST Conversion Shares shall be subject to a prohibition from any sale, pledge or transfer for a period of six (6) months from the date of the closing of a Strategic Transaction. In the event the 10% Convertible Notes are automatically converted upon the Maturity Date, the conversion price of the 10% Convertible Notes shall be equal to the quotient obtained by dividing $15 million by the aggregate number of outstanding shares of the common stock, measured on a fully-diluted basis, excluding certain shares, on the date immediately preceding the Maturity Date (the “Maturity Conversion Price”). In addition, in the event of an automatic conversion of the 10% Convertible Notes upon the Maturity Date, the holder shall automatically receive five-year warrants to purchase that number of common stock into which the 10% Convertible Notes are convertible and such warrants shall have an exercise price equal to the Maturity Conversion Price.

The Company intends to use the net proceeds from the sale of the 10% Convertible Notes for general corporate purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the consolidated results of operations and financial condition of Cell Source, Inc. ("CSI", “Cell Source” or the “Company”) as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015and 2014 should be read in conjunction with our condensed consolidated financial statements and the notes thereto that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to CSI. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2015.

Overview

Our wholly-owned subsidiary, Cell Source Limited was founded in 2011 as a privately held company located in Tel Aviv, Israel. Our business is based on over ten (10) years of prominent research at the Weizmann Institute of Science in Israel, from whose commercial arm, Yeda Research and Development Limited, we license patented and patent pending technology. Our exclusive, world-wide license provides us with access to certain discoveries, inventions and other intellectual property generated by Professor Yair Reisner, formerly Head of the Immunology Department at the Weizmann Institute, together with others. Professor Reisner leads a team at the Weizmann Institute to continue the development of these technologies in order to facilitate the transition of those technologies from the laboratory to clinical trials. We have recently constituted a Scientific Advisory Board chaired by Dr. Terry Strom of Harvard Medical School and also including Dr. Herman Waldmann of Oxford Medical School, Dr. Robert Negrin of Stanford University, Dr. Hermann Einsele of the Julius Maximillian University of Wurzburg, Germany and Dr. Steven Burakoff of Mount Sinai Medical Center, leading figures in the fields of bone marrow transplantation, organ transplantation and cancer treatment through immunotherapy.

Our lead prospective product is our patented Veto Cell immune system management technology, which is an immune tolerance biotechnology that enables the selective blocking of immune responses. The Company’s target indications include: lymphoma, multiple myeloma and BCLL (a form of leukemia treatment), facilitating transplantation acceptance (initially bone -marrow transplantation and subsequently organ transplantation), and ultimately treating a variety of non-malignant diseases.

Cell Source, under its exclusive license with Yeda Research & Development Ltd., commercial arm of the Weizmann Institute of Science, has recently filed two new provisional patent applications that extend the usage of Veto Cell technology as a critical enabler for other cell therapy treatments. One patent application highlights, based on preclinical data, the ability of Veto Cells to accompany other cell therapy treatments and help them overcome rejection and avoid Graft vs. Host Disease (GvHD) in an allogeneic (using a third party donor) treatment setting. The other patent application involves a genetically modified Veto Cell that can have sustained survival in the patient’s body while avoiding rejection and GvHD. This second application holds the potential to make CAR-T cells, which to date been effective primarily in an autologous (patient’s own cells) setting, succeed in an allogeneic setting.

Cell Source plans to actively explore collaborations with larger biopharmaceutical firms where Veto Cell technology can significantly enhance the efficacy of cell therapy treatments for a variety of indications. This may allow Cell Source to complement the development of its own treatment candidates with parallel development with partners, thus multiplying the potential impact of this technology in the clinic.

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

The specific detailed next steps the company must take to get the treatments or products to market include the following:

We have not submitted any drug applications to the FDA and do not have anything pending for approval with the FDA. Cell Source itself has not had any contact with any regulator anywhere regarding treatment approvals or clinical trials associated with regulatory approvals. We are aware that a hospital in Italy in May, 2014 independently requested and in September, 2014 received approval to conduct a trial with the same protocol that we plan to use, but we are not mentioned in the application nor in the approval. However, we may indirectly benefit from the outcome of the trial, if successful, although we are not the sponsor of this trial. There are no written or verbal agreements between the hospital and Cell Source regarding the use of the technology. That said, Cell Source is aware and in favor of the hospital plans to use the technology and would of course find a positive initial outcome encouraging. Since the treatment is being done on compassionate grounds as a non-commercial clinical trial, there is no legal requirement for the hospital to obtain approval to use the treatment protocol. The hospital has successfully treated a cancer patient using the Megadose Drug Combination technology that Cell Source exclusively licenses from Yeda Research & Development Ltd., commercial arm of the Weizmann Institute of Science.  While Cell Source is not a sponsor of the trial, the results provide a positive initial indication with respect to the technology. The patient received a bone marrow transplantation from a haploidentical or “mismatched” donor under a reduced intensity conditioning regimen (i.e., a relatively low level of immune suppression treatment). There was successful initial engraftment of the transplantation and, thus far, no sign of GVHD. Successful treatment of other patients would demonstrate that mismatched bone marrow transplantation under reduced intensity conditioning can be made safer using the Megadose Drug Combination.

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

For the Veto Cell applications for reducing rejection in Bone Marrow Transplants and for eradicating lymphoma cells, Cell Source expects to commence a Phase I/II human clinical study in Italy, and subsequently in Germany, starting sometime in 2016. Since this technology does not involve elements that are already in clinical use, Cell Source anticipates that Phase I/II studies will last until 2018 or 2019. These would be followed by completion of Phase II and Phase III, which would last another 2-3 years each, so that full approval, if successful, would be expected sometime in 2024. In Germany there is a possibility of approval for commercial use on a “compassionate grounds” basis at the end of Phase II, which could take place by 2022. In the US, Cell Source may or may not be permitted by the FDA to submit European trial results as “supporting data”. If not, Cell Source would have to go through the full FDA approval process, which, commencing in 2015, would last until between 2021 and 2023 for the Megadose Drug Combination. For the Veto Cell this would commence in 2016 or 2017 and could last until 2024 to 2025. It is possible that Cell Source treatments could qualify for any or all of Fast Track, Breakthrough Therapy, Accelerated Approval and Priority Review designation under the FDA, which would hasten their approval if successful.

The costs for each step of development, in terms of clinical trials, are delineated below:

Cell Source estimates the cost of clinical trials alone to be up to $5 million over the coming two years and another $25-50 million in order to reach commercialization for both the Megadose Drug Combination and the Veto Cell products. This would mean that Cell Source will need to secure one or more significant capital infusions in order to reach the point that meaningful revenues could be generated.

Cell Source will require additional financing for any and all of the steps described above.

Recent Developments

Advances Payable

During the nine months ended September 30, 2015, we received an aggregate of $450,000 from investors in connection with a future offering of convertible notes that had not closed as of September 30, 2015.

Notes Payable

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

On May 15, 2015, we issued a four-month note payable in the principal amount of $250,000. The note bears interest at a rate of 12% per annum. In consideration of the loan, a four-year warrant to purchase 250,000 shares of common stock at an exercise price of $0.75 per share, with an issuance date value of $88,600, was issued by us to the purchaser of the note payable. Subsequent to September 30, 2015, we entered into a letter agreement with the lender to extend the maturity date of the note to December 31, 2015.

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

Subsequent to September 30, 2015, we entered into a letter agreement with our Chief Executive Officer to extend the maturity dates of the two promissory notes with an aggregate principal balance of $100,000 to April 30, 2016.

Convertible Note Offering

Subsequent to September 30, 2015, we closed on an aggregate of $252,500 in principal amount of 10% convertible notes (the “10% Convertible Notes”) to investors. The 10% Convertible Notes bear interest at a rate of 10% per annum and are payable eighteen (18) months from the date of issuance (the “Maturity Date”).

The 10% Convertible Notes shall be automatically converted into shares of our common stock upon the earlier of (i) the closing of an offering of equity securities pursuant to which we receive an aggregate of at least $5,000,000 in gross proceeds (“Qualified Financing”); (ii) the closing of a strategic transaction (including but not limited to our entry into a joint venture or partnership agreement or the sublicensing of our intellectual property) pursuant to which we, directly or indirectly, receive, or expect to receive within eighteen months, cash, assets or other consideration with a total aggregate value of at least $4,000,000 (“Strategic Transaction”); or (iii) the Maturity Date of the 10% Convertible Notes.

In the event the 10% Convertible Notes are converted upon the occurrence of a Qualified Financing (the “QF Conversion Shares”), the conversion price of the 10% Convertible Notes shall be the lesser of (i) seventy percent (70%) of the price per share or per unit (assuming the unit includes one share of common stock or the price per unit divided by the number of shares of common stock underlying such unit) at which we sell our securities in a Qualified Financing; or (ii) $0.75. The QF Conversion Shares shall be subject to a prohibition from any sale, pledge or transfer for a period of six (6) months from the date of the closing on which we generate aggregate gross proceeds under the Qualified Financing of at least $5,000,000. In the event the 10% Convertible Notes are converted upon the occurrence of a Strategic Transaction (the “ST Conversion Shares”), the conversion price of the 10% Convertible Notes shall be equal to $0.75. In addition, upon conversion of the 10% Convertible Notes following the occurrence of a Qualified Financing or a Strategic Transaction, each holder of a 10% Convertible Note shall automatically receive five-year warrants to purchase that number of shares of common stock into which the 10% Convertible Notes are convertible and such warrants shall have an exercise price equal to one hundred ten percent (110%) of the per-share or per unit (assuming the unit includes one share of common stock or the price per unit divided by the number of shares of common stock underlying such unit) at which we sell our securities in a Qualified Financing or $0.825 in the case of a Strategic Transaction, as applicable. The ST Conversion Shares shall be subject to a prohibition from any sale, pledge or transfer for a period of six (6) months from the date of the closing of a Strategic Transaction. In the event the 10% Convertible Notes are automatically converted upon the Maturity Date, the conversion price of the 10% Convertible Notes shall be equal to the quotient obtained by dividing $15 million by the aggregate number of outstanding shares of the common stock, measured on a fully-diluted basis, excluding certain shares, on the date immediately preceding the Maturity Date (the “Maturity Conversion Price”). In addition, in the event of an automatic conversion of the 10% Convertible Notes upon the Maturity Date, the holder shall automatically receive five-year warrants to purchase that number of common stock into which the 10% Convertible Notes are convertible and such warrants shall have an exercise price equal to the Maturity Conversion Price.

We intend to use the net proceeds from the sale of the 10% Convertible Notes for general corporate purposes.

Consolidated Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

The following table presents selected items in our unaudited condensed consolidated statements of operations for the three months ended September 30, 2015 and 2014, respectively:

	For The Three Months Ended
	September 30,
	2015	2014

Revenues	$-	$-

Operating Expenses
Research and development	118,551	129,959
Research and development - related party	200,000	183,965
Selling, general and administrative	230,587	401,374

Total Operating Expenses	549,138	715,298

Loss From Operations	(549,138)	(715,298)

Other Income (Expense)
Change in fair value of derivative liabilities	3,200	28,800
Interest Expense	(9,074)	-
Amortization of debt discount	(118,425)	-

Total Other (Expense) Income	(124,299)	28,800

Net Loss	$(673,437)	$(686,498)

Research and Development

Research and development expense was $318,551 and $313,924 for the three months ended September 30, 2015 and 2014, respectively, an increase of $4,627 or 1%.

Selling, General and Administrative

Selling, general and administrative expense was $230,587 and $401,374 for the three months ended September 30, 2015 and 2014, respectively, a decrease of $170,787, or 43%, primarily as a result of legal and professional fees associated with our Share Exchange transaction, which was prepared for and closed in the 2014 period.

Change in Fair Value of Derivative Liability

The change in fair value of derivative liability for the three months ended September 30, 2015 and 2014, was a gain of $3,200 and $28,800, respectively, which represents the change in fair value of the warrants that were deemed to be derivative liabilities during the respective periods.

Interest Expense

Interest expense was $9,074 and $0 for the three months ended September 30, 2015 and 2014, respectively, associated with notes payable.

Amortization of Debt Discount

Amortization of debt discount was $118,425 and $0 for the three months ended September 30, 2015 and 2014, respectively, which is associated with warrants and conversion options issued in connection with notes payable.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

The following table presents selected items in our unaudited condensed consolidated statements of operations for the nine months ended September 30, 2015 and 2014, respectively:

	For The Nine Months Ended
	September 30,
	2015	2014

Revenues	$-	$-

Operating Expenses
Research and development	295,770	675,371
Research and development - related party	600,000	795,168
Selling, general and administrative	807,365	1,034,679

Total Operating Expenses	1,703,135	2,505,218

Loss From Operations	(1,703,135)	(2,505,218)

Other Income (Expense)
Change in fair value of derivative liabilities	115,900	12,400
Interest expense	(15,830)	-
Amortization of debt discount	(197,925)	-

Total Other (Expense) Income	(97,855)	12,400

Net Loss	$(1,800,990)	$(2,492,818)

Research and Development

Research and development expense was $895,770 and $1,470,539 for the nine months ended September 30, 2015 and 2014, respectively, a decrease of $574,769, or 39%, primarily because the proceeds from our 2014 equity financing permitted us to expand our research and development expenses, including expenses associated with key patents entering the National Phase in a number of countries around the world, whereas we are currently cash constrained due to our limited funds.

Selling, General and Administrative

Selling, general and administrative expense was $807,365 and $1,034,679 for the nine months ended September 30, 2015 and 2014, respectively, a decrease of $227,314, or 22%, primarily as a result of legal and professional fees associated with our Share Exchange transaction, which was prepared for and closed in the 2014 period.

Change in Fair Value of Derivative Liability

The change in fair value of derivative liability for the nine months ended September 30, 2015 and 2014, was a gain of $115,900 and $12,400, respectively, which represents the change in fair value of the warrants that were deemed to be derivative liabilities during the respective periods.

Interest Expense

Interest expense was $15,830 and $0 for the nine months ended September 30, 2015 and 2014, respectively, associated with notes payable.

Amortization of Debt Discount

Amortization of debt discount was $197,925 and $0 for the nine months ended September 30, 2015 and 2014, respectively, which is associated with warrants and conversion options issued in connection with notes payable.

Liquidity and Going Concern

We measure our liquidity in a number of ways, including the following:

	September 30,	December 31,
	2015	2014
	(unaudited)

Cash	$5,866	$19,480
Working capital deficiency	$(5,566,200)	$(3,785,855)

We have not generated any revenues since our inception, we have recurring net losses, we have a working capital deficiency as of September 30, 2015 of approximately $5,566,000 and we have used cash in operations of approximately $1,459,000 and $2,935,000 during the nine months ended September 30, 2015 and 2014, respectively. Subsequent to September 30, 2015, we have raised an aggregate of $252,500 through debt financing. These conditions raise substantial doubt about our ability to continue as a going concern. Based on our current resources, we will not be able to continue to operate without additional immediate funding.

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

During the nine months ended September 30, 2015 and 2014, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the nine months ended September 30, 2015 and 2014 in the amounts of $1,458,614 and $2,935,055, respectively. The net cash used in operating activities for the nine months ended September 30, 2015 was primarily due to cash used to fund a net loss of $1,800,990, adjusted for net non-cash expenses in the aggregate amount of $139,429 partially offset by $202,947 of net cash provided due to changes in the levels of operating assets and liabilities, primarily as a result of increases in accounts payable and accrued expenses, due to cash constraints during the period. The net cash used in operating activities for the nine months ended September 30, 2014 was primarily due to cash used to fund a net loss of $2,492,818, adjusted for non-cash expenses in the aggregate amount of $30,840, and $473,077 of cash used to fund changes in the levels of operating assets and liabilities, primarily as a result of payments to vendors due to improved cash availability.

Net Cash Used in Investing Activities

Net cash used in investing activities was $2,582 for the nine months ended September 30, 2014, which was related to purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2015 and 2014 was $1,445,000 and $3,012,846, respectively. The net cash provided by financing activities during the nine months ended September 30, 2015 was attributable to $995,000 of proceeds from the issuance of notes payable and $450,000 of proceeds received in connection with a convertible note offering prior to closing. The net cash provided by financing activities during the nine months ended September 30, 2014 was attributable to $3,012,846 of net proceeds from the issuance of common stock and warrants (gross proceeds of $3,067,996 less $55,150 of issuance costs).

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

We have evaluated all new accounting standards that are in effect and may impact our financial statements and do not believe that there are any other new accounting standards that have been issued that might have a material impact on our financial position or results of operations.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit
Number		Description

4.1	*	Form of Agreement
31.1	*	Certificate of the Chief Executive Officer
31.2	*	Certificate of the Chief Financial Officer
32	**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Schema Document
101.CAL	*	XBRL Calculation Linkbase Document
101.DEF	*	XBRL Definition Linkbase Document
101.LAB	*	XBRL Label Linkbase Document
101.PRE	*	XBRL Presentation Linkbase Document

*	Filed herewith
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

CELL SOURCE, INC.

Dated: November 16, 2015	By:	/s/ Itamar Shimrat
	Name:	Itamar Shimrat
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)