Form 10-K
period 2015-12-31
Cell Source, Inc.
filed 2016-04-14
CIK 1569340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number 000-55413

Cell Source, Inc.
(Exact name of registrant as specified in its charter)

Nevada	32-0379665
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 Kineret Street
Bnei Brak Israel 5126237
(Address of principal executive offices)

011 972 3 562-1755
(Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common stock, $0.001 par value

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. ☐    Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑     No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑    Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑   Yes  ☐    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K .  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  ☐   Yes    ☑    No

As of June 30, 2015, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant was $19,579,741, based on the closing sale price as reported on the OTC Markets.

As of April 8, 2016, there were 23,929,256 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - None.

CELL SOURCE, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Share Exchange

On June 30, 2014 (the “Closing Date”), TTSI entered into and closed a Share Exchange Agreement (the “Share Exchange Agreement”) with Cell Source Israel and 100% of the shareholders of Cell Source Israel (the “CSL Shareholders”) whereby Cell Source Israel became the wholly-owned subsidiary of TTSI and TTSI changed its name to Cell Source, Inc. (the "Share Exchange"), and whereby certain CSL Shareholders, holding 18,245,923 of the outstanding shares of Cell Source Israel, transferred to the Company an aggregate of 18,245,923 shares of Cell Source Israel’s ordinary shares, each of nominal value of NIS 0.01 (“CSL Ordinary Shares”) in exchange for an aggregate of 18,245,923 newly issued shares of the Company's Common Stock, par value $0.001 per share (the “Company Common Stock” or the "Common Stock"). The aggregate of 18,245,923 shares of newly issued Company Common Stock represents 78.5% of the outstanding shares of Company Common Stock following the Closing Date. In addition, outstanding five (5) year warrants to acquire 4,859,324 CSL Ordinary Shares at an exercise price of $0.75 per share (the "CSL Warrants") were exchanged for newly issued warrants to purchase shares of Company Common Stock (the “Company Warrants”), which Company Warrants contain substantially similar terms as the CSL Warrants. In addition, outstanding warrants to acquire 2,043,835 CSL Ordinary Shares held by Yair Reisner, Ph.D. and Yeda Research and Development Company Limited were exchanged for warrants to purchase shares of Company Common Stock (the “Researcher Company Warrants”), which Researcher Company Warrants contain substantially similar terms as their warrants to acquire CSL Ordinary Shares. The aggregate of 6,903,159 Company Warrants and Researcher Company Warrants represented 77.5% of the outstanding warrants to purchase Common Stock of the Company following the Closing Date.

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

Under the Subscription Agreement, the Investors were granted the following rights for a period of five (5) years commencing on the closing of the Private Offering: (i) in the event any shares of CSL Ordinary Shares or securities convertible, exchangeable or exercisable for CSL Ordinary Shares are issued at a price less than $0.75 per share (“Adjustment Event”), subject to certain adjustments, then additional CSL Ordinary Shares, or equivalents, will be issued to the Investors such that the aggregate holdings of the Investors is equal to the aggregate holding had such Investors initially purchased at the applicable lower price by which securities were issued in the Adjustment Event (except that certain issuances set forth in the Subscription Agreement would not be an Adjustment Event); and (ii) upon any financing by Cell Source whereby CSL Ordinary Shares or securities convertible into CSL Ordinary Shares are issued or sold (a “Subsequent Financing”), Investors have the right to participate in such Subsequent Financing (subject to customary exemptions).  The Investors were also granted the right to elect up to two (2) independent board members. On May 29, 2014, the majority of the Investors granted certain groups of shareholders the right to elect, subject to the closing of the Share Exchange Agreement, Yoram Drucker, Itamar Shimrat, David Zolty, Ben Friedman and Dennis Brown to the Board of Directors of the Company. Furthermore, pursuant to the Subscription Agreement, in the event that the Registration Statement, as defined below, is declared effective, the Company was obligated to issue to certain founders of Cell Source Israel (Isaac Braun, Saar Dickman, Itamar Shimrat and Yoram Drucker) warrants to purchase an aggregate of 3,000,000 shares of Company Common Stock at an exercise price of $0.75 per share, subject to the same adjustments and terms as the Company Warrants.

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

Our Business

We are a cell therapy company focused on immunotherapy and regenerative medicine. Our technology seeks to address one of the most fundamental challenges within human immunology:  how to tune the immune response such that it tolerates selected desirable foreign cells, but continues to attack all other (undesirable) targets.  In simpler terms, many potentially life-saving treatments have limited effectiveness today because the patient’s immune system rejects them. Today, rejection is partially overcome using aggressive immune suppression treatments that leave the patient exposed to many dangers by compromising their immune system. The ability to overcome rejections without having to compromise the rest of the immune system may open the door to effective treatment of a number of severe medical conditions which are characterized by this need. These include:

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

Discussion

Haematological Malignancies

Haematological malignancies (blood cancers) comprise a variety of lymphomas and leukemias. A very important treatment protocol for these malignancies involves the use of hematopoietic stem cell transplantation (“HSCT”). To the best of our knowledge, over 1,000,000 bone marrow transplantations have been performed worldwide with the annual number of procedures exceeding 60,000(table below). Our technology will be immediately applicable to, at a minimum, the roughly 30,000 worldwide bone marrow transplants that are allogeneic (using cells taken from another individual).

Source:Worldwide Network for Blood and Marrow Transplantations

HSCT often has a curative effect when successful. However, it is very risky. HSCT involves destroying the patient’s native immune system with radiation or chemotherapy (myeloablation) before the transplantation, and then suppressing immune response (immunosuppression) with drugs to manage the conflicts between host and donor cells, often for the rest of the patient’s life. The majority of patients are unable to find a matched family donor. Approximately 35-40% of all unrelated donor transplant patients die within a year of transplantation.  Most of these deaths (table below) are caused not by cancer, but by other factors, the most prevalent of with are GvHD (Graft versus Host Disease) and infections.

Myeloablation and immunosuppression are dangerous and difficult to tolerate, especially in patients over age 50. Therefore HSCT has been used mainly with younger patients

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

There is widespread awareness of the need for improved immune-system management technologies for HSCT - both to improve outcomes of transplantations for the traditional target set of patients and to expand the use of the procedure by making transplantation safe enough to become appropriate for a broader set of patients.

We aspire to use Veto Cell technology to dramatically improve the outcomes of the allogeneic transplantations already being performed, and thereby to rapidly penetrate the current market. However, our target population greatly exceeds those patients who currently undergo HSCT, as the firm’s tolerizing technology could potentially make allogeneic transplantation an option for a much larger proportion of the diseased population. The following table shows the prevalence of the specific haematological malignancies on which we will focus:

Initial Malignancy Indications (note estimates for North America and EU only)	Prevalence (Number patients)	Annual Bone Marrow Transplantations

Non-Hodgkin’s Lymphoma	808,000	11,000
Multiple Myeloma	188,000	16,500
Acute Myeloid Leukemia	119,000	8,500
Total	1,115,000	36,000

Source: National Cancer Institute, World Health Organization, Leukemia & Lymphoma Sociey, European Journal of Cancer

For the purposes of this document, it is assumed that the immediate candidates for Cell Source-enabled HSCT will be the subset of cancer patients that today receive transplantations as part of their cancer treatment (rightmost column in table above). We believe that these patients will benefit from Veto Cell adjunct therapy, as such therapy aspires to improve the success and reduce the risk and mortality of a procedure that they are having anyway. With time, as Veto Cell treatment becomes more widespread and data is accumulated, we believe that the percentage of patients that will be referred for Veto Cell enabled HSCT will increase significantly.

It is also important to note that incidence of these diseases is increasing, with up to a 77 percent increase in the number of newly diagnosed hematologic malignancies among the older population expected to occur over the next 20 years.  See Mohamed L. Sorror et al., Long-term Outcomes Among Older Patients Following Nonmyeloablative Conditioning and Allogeneic Hematopoietic Cell Transplantation for Advanced Hematologic Malignancies , J. Am. Med. Ass'n, Nov. 2, 2011, at 1874.

HSCT Market Trends

There are four important market trends affecting the haematological malignancies market:

(1)	As noted above, increasing incidence of these disorders in the West, largely driven by the aging population.
(2)	Improvement and proliferation of HSCT treatments.
(3)	A “virtuous circle” of lowered death rate due to better transplantations leading to more aggressive focus on HSCT.
(4)	The growing use of “reduced intensity conditioning,” i.e., lower myoablative dosing, which makes the procedure more survivable for older patients (see table below).

However, despite the above trends, the use of HSCT, especially allogeneic, remains limited because of the risks associated with the myeloablative treatments required to reduce the host immune response and GVHD. This means that the “gold-standard” of treatment is largely unavailable to the age cohort that makes up the majority of sufferers of these diseases.

The Company aspires to address this issue in a distinctive manner by significantly reducing the need for myeloablative treatment and avoiding the risk of GVHD, thereby improving the outlook for allogeneic transplantations and enabling their use in a much larger population set.

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

A second target within non-malignant disorders is support of organ transplantations (kidney, liver, etc.). Approximately 60,000 such procedures are conducted in North America and the EU each year. As with bone marrow transplantations, organ transplantations require substantial immunosuppression to prevent rejection. This ongoing treatment is dangerous, quality-of-life reducing, and costly. The Company's Veto Cell technology can potentially be used to selectively reduce immune response to the transplanted organ, thus reducing the need for aggressive immunosuppression post transplantation.

Market Access and Channels

The market for transplantation therapies is relatively concentrated. There are approximately 1,600 transplantation centers worldwide, of which some 700 are in North America and Western Europe.

A relatively small subset of these (often termed “Centers of Excellence”) tends to set the practice standards for the entire transplantation community. Therefore, as discussed in the “Strategy” section, the Company plans to focus its initial penetration strategy on a relatively small group of influential centers.

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

Within the cell therapy field, our initial focus is on allogeneic therapies (treatments using donor derived-as opposed to patient derived-cells), with a focus on haploidentical transplantations (transplantations that use cells from partially matched-as opposed to fully matched-donors and recipients). While potentially valuable, allogeneic therapies are relatively complex, risky, and expensive. A key driver of this complexity and associated costs is the conflict between host and donor immune systems, as discussed above.

Our technology, which in preclinical studies, and in the case of the Megadose Drug Combination in a first-in-human proof of concept, has shown the ability to enable tolerance of donor cells without affecting other immune processes, is fundamentally enabling. We expect it to significantly increase the safety, reduce the cost, and therefore broaden the scope of indications for such procedures.

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

Our Value Drivers

Our current positioning in the cell-therapy and cancer therapy value chain is typical of an early clinical stage company: developing, validating and attaining regulatory approvals for the various applications of our technology platforms. Going forward, once the products are commercialized, physician and patient interest in these treatments is expected to drive insurer reimbursement for patients - a key demand lever. The generic value chain for biotechnology development commences with an invention which is formulated, patented and successful in pre-clinical animal trials. We have already passed this stage with our core platforms (Veto Cell and Organsource) for which we have an exclusive license to use from Yeda, the owner of these patents. The next steps in development include human trials (first testing safety and then efficacy). Finally, the offering earns regulatory approval and patient treatment, along with the ensuing revenues, can commence. This can be a particularly lengthy process in the United States and therefore some medical treatments are approved in Europe or Asia and generate revenues there prior to commencing U.S. sales. Recently passed “fast track” regulation in the U.S. is aimed at getting critical treatments for life threatening conditions to patients more quickly.

Our successful preclinical validation of the Megadose Drug Combination treatment and the Veto Cell treatment involved basic laboratory research including both in-vivo (live) animal trials and in-vitro (in a glass dish) human cell trials. This validates the protocol prior to commencing human clinical trials. Human clinical trials fine-tune the treatment protocol and confirm both safety and efficacy in treating patents. In parallel, the patents on the core technology go into the national phase in various countries and are emended with claims associated with exact treatment protocols, bolstering the protection afforded by already issued patents on the base technology.

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

We are poised to commence seeking approval for the Veto Cell based treatments.

We have had positive preclinical results for three of our cell therapy treatments and for our organ generation and regeneration treatments. Yeda, the proprietary owners of the patents underlying our technologies from whom we license our patents, has been granted patents for its original Veto Cell and for organ generation. The revised versions of the Veto Cell, additional organs for “Organsource,” and the combination of the Megadose treatment with a set of currently FDA approved drugs (as a combined treatment) are the subject of patent applications which have been granted in some jurisdictions and are pending in others. These newer patent applications leverage the priority of the already granted parents for organ generation, Veto Cell and Megadose, respectively. We plan to conduct human clinical trials. If these trials are successful, they will demonstrate both safety (the patients survived and were not harmed) and initial indications of efficacy (there are signs of successful engraftment, and in the case of cancer patients prolonging the progression free period).

Science and Technology Overview

The patent portfolio that we license from Yeda, includes a variety of cell therapy applications. Each platform already has been granted patents and has further patents pending. The total relevant patent portfolio consists of 15 patent “families” (i.e. grouping of similar patent applications in different territorial jurisdictions) which currently include, 24 granted patents, 5 allowed patents, and a further 78 pending patents. The patents for the Veto Cell and Megadose Drug Combination and T-regulatory cells are already licensed. On March 29, 2016, we recently exercised our option and now exclusively license the technology from Yeda related to the organ platform. We currently license all of the patents related to our Anti Third Party Veto Cell technology from Yeda. The key terms of the agreement pursuant to which we license all of Yeda’s patents related to our technology is set forth in the section entitled “Intellectual Property” herein. The license period (per product, per country) is for the full life of the patents, and expires at the later of the patent expiration date in that country or 15 years after the date that the FDA or local equivalent regulatory authority in each country approves that particular product for sale in that country. As long as Cell Source pays either a nominal license fee of $50,000 per year (total for use of all the products) or pays royalties on product sales on at least one product as per the license agreement, the license will remain in effect continuously and expire only with the expiration of the patent or 15 years after regulatory approval (later of the two) per product per country as described above. Cell Source voluntarily sponsors research at the Weizmann Institute for the sake of developing its products and treatments from initial invention through to finalization of human treatment protocols. Cell Source extended the initial research period, which originally terminated in October 2014, for an additional four years through October 2018.

Although Yeda has applied for and been granted various patents related to our technology, a granted patent only provides Yeda, and the Company by virtue of its exclusive license, the right to use the underlying invention. However, in order for our cell-therapy and cancer therapy to be legally sold and administered to patients, the FDA or similar regulatory agencies must approve its use. In other words, having a patent provides legal “freedom to operate” for a certain technology, and may provide the ability to prevent others from using the same technology without the patent holder’s permission. However, in order to legally manufacture and distribute products, a company must go through all of the typical approval steps delineated in the “Overview” section above.

The following sections provide an overview of each platform. Further information on the underlying science is available upon written request and the execution of an appropriate nondisclosure agreement.

Our primary focus is the Veto Cell platform. When we licensed the Veto Cell platform at our inception, we also were granted an exclusive option to license from Yeda the Organsource platform. On March 29, 2016, we recently exercised the option and now exclusively license this technology from Yeda.

Our licensed technology portfolio consists of 15 patent families, 24 granted patents 5 allowed patents and a further 78 pending patents. We recently exercised our option such that we exclusively license the patents for the organ regeneration platform.  The following table lists the patents and patent applications that Yeda holds and which we have a license to use in each of the below-referenced countries:

Name: VETO CELLS EFFECTIVE IN PREVENTING GRAFT REJECTION AND DEVOID OF GRAFT VERSUS HOST POTENTIAL

Country	Patent Number	Filed	Expires	Status	Assignee

USA (Basic)	6,544,506	05-Jan-2000	05-Jan-2020	Granted	Yeda Research and Development Co. Ltd.

USA (National Phase)	7,270,810	28-Dec-2000	1-Dec-2021	Granted	Yeda Research and Development Co. Ltd.

Europe	1244803	28-Dec-2000	28-Dec-2020	Granted	Yeda Research and Development Co. Ltd.

Israel	150440	28-Dec-2000	28-Dec-2020	Granted	Yeda Research and Development Co. Ltd.

Name: USE OF ANTI THIRD PARTY CENTRAL MEMORY T CELLS FOR ANTI-LEUKEMIA/LYMPHOMA TREATMENT

Country	Patent Number	Filed	Expires	Status	Assignee

USA	2013-0171108-A1	08-Sep-2011	08-Sep-2031	Pending	Yeda Research and Development Co. Ltd.

Japan	2013-527738	08-Sep-2011	08-Sep-2031	Pending	Yeda Research and Development Co. Ltd.

Canada	2,810,632	08-Sep-2011	08-Sep-2031	Pending	Yeda Research and Development Co. Ltd.

China	CN 103282047 A 9	08-Sep-2011	08-Sep-2031	Pending	Yeda Research and Development Co. Ltd.

Republic of Korea	2013-7008892	08-Sep-2011	08-Sep-2031	Pending	Yeda Research and Development Co. Ltd.

Israel	225102	08-Sep-2011	08-Sep-2031	Pending	Yeda Research and Development Co. Ltd.

Brazil	BR 11 2013 005756 4	08-Sep-2011	08-Sep-2031	Pending	Yeda Research and Development Co. Ltd.

Mexico	MX/a/2013/002668	08-Sep-2011	08-Sep-2031	Pending	Yeda Research and Development Co. Ltd.

Singapore	188473	08-Sep-2011	08-Sep-2031	Granted	Yeda Research and Development Co. Ltd.

Europe	26138013	08-Sep-2011	08-Sep-2031	Allowed	Yeda Research and Development Co. Ltd.

Hong Kong	14100513.2	08-Sep-2011	08-Sep-2031	Pending	Yeda Research and Development Co. Ltd.

Name: ANTI THIRD PARTY CENTRAL MEMORY T CELLS, METHODS OF PRODUCING SAME AND USE OF SAME IN TRANSPLANTATION AND DISEASE TREATMENT

Country	Patent Number	Filed	Expires	Status	Assignee

USA	2014-0212398-A1	06-Sep-2012	06-Sep-2032	Pending	Yeda Research and Development Co. Ltd.

Europe	2753351	06-Sep-2012	06-Sep-2032	Pending	Yeda Research and Development Co. Ltd.

Hong Kong	1200099A	06-Sep-2012	06-Sep-2032	Pending	Yeda Research and Development Co. Ltd.

Japan	2014-529143	06-Sep-2012	06-Sep-2032	Pending	Yeda Research and Development Co. Ltd.

Canada	2,848,121	06-Sep-2012	06-Sep-2032	Pending	Yeda Research and Development Co. Ltd.

China	CN 103930130 A	06-Sep-2012	06-Sep-2032	Pending	Yeda Research and Development Co. Ltd.

Australia	2012305931	06-Sep-2012	06-Sep-2032	Pending	Yeda Research and Development Co. Ltd.

Republic of Korea	10-2014-7009267	06-Sep-2012	06-Sep-2032	Pending	Yeda Research and Development Co. Ltd.

New Zealand	622749	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.

South Africa	2014/01993	06-Sep-2012	06-Sep-2032	Pending	Yeda Research and Development Co. Ltd.

India	577/MUMNP/2014	06-Sep-2012	06-Sep-2032	Pending	Yeda Research and Development Co. Ltd.

Israel	231397	06-Sep-2012	06-Sep-2032	Pending	Yeda Research and Development Co. Ltd.

Russian Federation	2014110897	06-Sep-2012	06-Sep-2032	Pending	Yeda Research and Development Co. Ltd.

Brazil	BR 11 2014 005355 3	06-Sep-2012	06-Sep-2032	Pending	Yeda Research and Development Co. Ltd.

Mexico	MX/a/2014/002771	06-Sep-2012	06-Sep-2032	Pending	Yeda Research and Development Co. Ltd.

Singapore	11201400513P	06-Sep-2012	06-Sep-2032	Pending	Yeda Research and Development Co. Ltd.

Name: ANTI THIRD PARTY CENTRAL MEMORY T CELLS, METHODS OF PRODUCING SAME AND USE OF SAME IN TRANSPLANTATION AND DISEASE TREATMENT

Country	Patent Number	Filed	Expires	Status	Assignee

USA	2011-0212071-A1	29-Oct-2009	29-Oct-2029	Pending	Yeda Research and Development Co. Ltd.

Europe	2365823	29-Oct-2009	29-Oct-2029	Pending	Yeda Research and Development Co. Ltd.

Israel	212587	29-Oct-2009	29-Oct-2029	Allowed	Yeda Research and Development Co. Ltd.

India	905/MUMNP/2011	29-Oct-2009	29-Oct-2029	Pending	Yeda Research and Development Co. Ltd.

China	ZL200980153053.4	29-Oct-2009	29-Oct-2029	Granted	Yeda Research and Development Co. Ltd.

Russian Federation	2506311	29-Oct-2009	29-Oct-2029	Granted	Yeda Research and Development Co. Ltd.

Name: GENETICALLY MODIFIED ANTI-THIRD PARTY CENTRAL MEMORY T CELLS AND USE OF SAME IN IMMUNOTHERAPY

Country	Patent Number	Filed	Expires	Status	Assignee

USA	62/193,207	16-Jul-2015	16-Jul-2035	Pending	Yeda Research and Development Co. Ltd.

USE OF ANTI THIRD PARTY CENTRAL MEMORY T CELLS

Country	Patent Number	Filed	Expires	Status	Assignee

USA	62/193,229	16-Jul-2015	16-Jul-2035	Pending	Yeda Research and Development Co. Ltd.

Name: UNIVERSAL DONOR-DERIVED TOLEROGENIC CELLS FOR INDUCING NON-SYNGENEIC TRANSPLANTATION TOLERANCE

Country	Patent Number	Filed	Expires	Status	Assignee

US	8,916,147	21-Aug-2006	21-Aug-2026	Granted	Yeda Research and Development Co. Ltd.

US (Divisional)	2015-0104471-A1	21-Aug-2006	21-Aug-2026	Pending	Yeda Research and Development Co. Ltd.

Europe	1928479	21-Aug-2006	21-Aug-2026	Allowed	Yeda Research and Development Co. Ltd.

Europe (Divisional)	2514315	21-Aug-2006	21-Aug-2026	Pending	Yeda Research and Development Co. Ltd.

Israel	189688	21-Aug-2006	21-Aug-2026	Granted	Yeda Research and Development Co. Ltd.

Name: A COMBINATION THERAPY FOR A STABLE AND LONG TERM ENGRAFTMENT

Country	Patent Number	Filed	Expires	Status	Assignee

Singapore	11201403459X	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Mexico	MX/a/2014/007647	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Brazil	BR 11 2014 015960 2	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Russian Federation	2014128479	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Israel	233303	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

India	1468/MUMNP/2014	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

South Africa	2014/05071	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.

New Zealand	627272	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Republic of Korea	10-2014-7020449	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Australia	2012355990	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

China	CN 104470542 A	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Canada	2,859,953	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Japan	2014-548337	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Europe	2793914	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

USA	2014-0363437-A1	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Hong Kong	15103467.1	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Name: A COMBINATION THERAPY FOR A STABLE AND LONG TERM ENGRAFTMENT USING SPECIFIC PROTOCOLS FOR T/B CELL DEPLETION

Country	Patent Number	Filed	Expires	Status	Assignee

Singapore	11201403456U	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Mexico	MX/a/2014/007648	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Brazil	BR 11 2014 015959 9	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Russian Federation	2014129632	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Israel	233302	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

India	1467/MUMNP/2014	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

South Africa	2014/05298	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.

New Zealand	627549	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Republic of Korea	10-2014-7020448	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Australia	2012355989	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

China	CN 104093314 A 4	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Canada	2,859,952	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Japan	2014-548336	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Europe	EP2797421	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

USA	2014-0369974-A1	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Hong Kong	15103468.0	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Name: METHODS OF TREATING DISEASE BY TRANSPLANTATION OF DEVELOPING ALLOGENEIC OR XENOGENEIC ORGANS OR TISSUES

Country	Patent Number	Filed	Expires	Status	Assignee

Mexico	319957	04-Mar-2004	04-Mar-2024	Granted	Yeda Research and Development Co. Ltd.

Mexico (Divisional)	MX/a/2014/001950	04-Mar-2004	04-Mar-2024	Pending	Yeda Research and Development Co. Ltd.

Europe	2216033	04-Mar-2004	04-Mar-2024	Granted	Yeda Research and Development Co. Ltd.

Name: METHODS OF TREATING DISEASE BY TRANSPLANTATION OF ALLOGENEIC OR XENOGENEIC ORGANS OR TISSUES

Country	Patent Number	Filed	Expires	Status	Assignee

Europe	2402019	04-Mar-2004	04-Mar-2024	Granted	Yeda Research and Development Co. Ltd.

Israel	170622	04-Mar-2004	04-Mar-2024	Granted	Yeda Research and Development Co. Ltd.

Name: THERAPEUTIC TRANSPLANTATION USING DEVELOPING, HUMAN OR PORCINE, RENAL OR HEPATIC, GRAFTS

Country	Patent Number	Filed	Expires	Status	Assignee

USA	7,780,993	19-Jan-2005	23-Apr-2023	Granted	Yeda Research and Development Co. Ltd.

USA (Divisional)	8,951,572	19-Jan-2005	19-Jan-2025	Granted	Yeda Research and Development Co. Ltd.

USA (Divisional)	2015-0190546-A1	19-Jan-2005	19-Jan-2025	Pending	Yeda Research and Development Co. Ltd.

Name: DISEASE TREATMENT VIA DEVELOPING NON-SYNGENEIC GRAFT TRANSPLANTATION

Country	Patent Number	Filed	Expires	Status	Assignee

USA	8,974,779	02-Oct-2005	02-Oct-2023	Granted	Yeda Research and Development Co. Ltd.

USA (Divisional)	2015-0174294-A1	02-Oct-2005	02-Oct-2023	Pending	Yeda Research and Development Co. Ltd.

Europe	1809734	02-Oct-2005	02-Oct-2025	Granted	Yeda Research and Development Co. Ltd.

Europe (Divisional)	2453008	02-Oct-2005	02-Oct-2025	Granted	Yeda Research and Development Co. Ltd.

Hong Kong (Divisional)	HK1170534	02-Oct-2005	02-Oct-2025	Granted	Yeda Research and Development Co. Ltd.

Israel	182363	02-Oct-2005	02-Oct-2025	Granted	Yeda Research and Development Co. Ltd.

Name: MAMMALIAN FETAL PULMONARY CELLS AND THERAPEUTIC USE OF SAME

Country	Patent Number	Filed	Expires	Status	Assignee

USA	HK1170534	06-Dec-2012	06-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Europe	2788009	06-Dec-2012	06-Dec-2032	Allowed	Yeda Research and Development Co. Ltd.

Japan	2014-545442	06-Dec-2012	06-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Canada	2,857,930	06-Dec-2012	06-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

China	CN 104105493 A	06-Dec-2012	06-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Australia	2012348574	06-Dec-2012	06-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Republic of Korea	10-2014-7018702	06-Dec-2012	06-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

New Zealand	627071	06-Dec-2012	06-Dec-2032	Allowed	Yeda Research and Development Co. Ltd.

South Africa	02014/04958	06-Dec-2012	06-Dec-2032	Granted	Yeda Research and Development Co. Ltd.

India	1366/MUMNP/2014	06-Dec-2012	06-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Israel	233022	06-Dec-2012	06-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Russian Federation	2014127338	06-Dec-2012	06-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Brazil	BR 11 2014 014033 2	06-Dec-2012	06-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Mexico	MX/a/2014/006756	06-Dec-2012	06-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Singapore	11201402902V	06-Dec-2012	06-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Philippines	1- 2014-501309	06-Dec-2012	06-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Hong Kong	15103466.2	06-Dec-2012	06-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Platform I - Veto Cell

Background

Our Veto Cell technology is a next generation cell therapy technology that enables the selective attenuation of the immune system. In other words, pre-clinical studies suggest that the treatment has the ability to reduce the immune response to selective “threats,” with low risk for adverse side effects.

What makes the Veto Cell approach distinctive is the degree to which it leverages the inherent specificity of the human immune system. The immune system defends the body by creating a specific stream of T-cell clones for each of millions of individual threats. A given T-cell will attack only its specific target, ignoring all other threats. Our technology might enable the physician to selectively attenuate immune response, thus effectively “switching-off” an individual stream of T-cell clones without affecting any other such streams of T-cell clones dispatched by the immune system to attack unwanted incursions.

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

1.
Significantly improve outcomes of transplantations by reducing host rejection rate of T-cell depleted bone marrow, markedly reducing both the risk of GVHD and the need for using aggressive amounts of immunosuppression medications. This would significantly reduce the bone marrow transplant mortality rate (currently 50%) and therefore lead to broader use of this treatment.

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

In addition, our Veto Cell technology may possibly play a role in the treatment of a number of serious and currently poorly treated non-malignant diseases. Furthermore, initial animal trials have shown potential anti-lymphoma activity.  Finally, based on preclinical studies with using genetically modified cells, we believe that Veto Cells will be able to act as critical enabler for other cell therapies being developed by third parties, most notably CAR-T cell therapy, which has recently shown strong initial indications of being effective in cancer treatment.

Mechanism

Our Veto Cell is a CD8 central memory anti-3rd party T-cell that has five critical properties:

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

Thus, for example, if a population of Veto CellVeto Cells is derived from a donor, they will express the same peptide as do the donor’s cells. Therefore, the specific stream of host T-cells that would ordinarily attack the donor stem-cells, are instead directed to “decoy” Veto CellVeto Cells and disabled before they reach the transplantation.

Described in a Blood editorial as a “substantial advance in Cell Therapy," a notable characteristic of our Veto Cell is that this mechanism is quite specific. Only those specific T-cell clones that were generated to attack cells from this specific donor are disabled. The rest of the immune system essentially remains intact.

This is in marked contrast with conventional immunosuppression which degrades the entire immune system and is therefore associated with severe risk of infection and, in the case of bone marrow transplantations, high mortality.

This effect is long-lived. Firstly, the Veto CellVeto Cells themselves are long-lived memory cells. Secondly, when infused with bone marrow cells the latter migrate to the thymus where, over time, they create a new “identity” in the host and initiate “chimerism,” where the host and donor cells peacefully co-exist. This chimerism has the effect of "educating" new T-cells being generated by the thymus to tolerate donor cells. This tolerance can become permanent.  Furthermore, by inducing permanent tolerance to donor cells, Veto Cells may be able to enable both acceptance (i.e. mitigate both host rejection and GvH rejection) and thus persistence (i.e. extended survival resulting in enhanced efficacy) of important cell therapy treatments such as CAR-T cells, TCRs and NK cells in treating both blood cell and solid tumor cancers.

Target Indications

Our Veto Cell technology, an intravenously administered cell suspension, if successful, could initially be used in bone marrow and other transplantations associated with malignant disorders (i.e., cancers). At a later stage, Veto Cell technology may be applied to selected non-malignant conditions. The following sections provide a brief overview of the use of the Veto Cell technology in both of these scenarios.

i. Bone Marrow Transplantation

In order to describe the effect of Veto CellVeto Cells in transplantation, it is helpful to first briefly review the state of the art:

In a conventional bone marrow transplant, the recipient first receives myeloablative conditioning - powerful chemotherapy and/or radiation therapy intended to destroy his/her own bone marrow cells. This has a threefold purpose:

1.	It destroys the host T-cells so they will not attack (reject) the donor bone marrow cells.
2.	It makes space in the host bone marrow for the new donor cells.
3.	It destroys diseased host blood cells so that they do not proliferate and cause relapse following the procedure.

In practice however, there are two major problems:

•	Host rejection - the myeloablative conditioning does not destroy all of the host T-cells. Those that remain may aggressively attack the donor bone marrow cells before they can engraft.
•	“Graft versus Host Disease” (GVHD) -the transplanted cells include donor T-cells which recognize the host's body as foreign and attack it.

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

ii. Veto Cell in Transplantation

The Veto Cell technology is a next generation of the Megadose concept. In a transplantation scenario, a population of donor Veto Cells is created to "escort" the bone marrow cells when they are transplanted. This population is created by identifying donor cells with Veto Cell properties, exposing them to simulated 3rd party cells (i.e., selecting only those that react to a third person and therefore by definition will not react to either host or donor), and expanding their population in the lab.

The Veto Cells are then introduced into the host along with the transplanted stem cells. The host mounts its normal immune response to the donor cells by generating a population of T-cell clones that will bind to any cells expressing markers from this specific donor. In a conventional transplantation, these T-cells would bind to and destroy donor stem-cells thus causing rejection of the transplant.

However, when the transplantation is accompanied by large numbers of Veto Cells, this rejection mechanism is “ambushed." Since the Veto Cells express the same donor markers as the stem-cells, the host T-cell clones will attempt to bind to the donor-derived Veto Cells as noted above, which act as decoys by attracting and then counterattacking and killing the clones before they ever reach the bone barrow transplantation.

iii. Direct Anti-Cancer Effect

A further effect of Veto Cells has been noted in mouse and in-vitro studies: donor Veto Cells selectively attack host lymphoma malignant cells. This effect has been robust in animals, in fact completely eradicating lymphoma in mouse models (see Development Status section below).

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

iv. Enabling Third Party Cell Therapies

Based on preclinical studies using genetically modified cells, in July of 2015 Yeda filed two U.S. provisional patent applications, which are also licensed exclusively by Cell Source on a worldwide basis.  These patent applications show the ability of Veto Cells to enhance the performance of cell therapy treatments involving genetically modified receptors.  When combined with CAR-T or TCR cell therapy for example, these would potentially greatly enhance the ability of these treatments to be used in an allogeneic or “off-the-shelf” setting, and also increase their efficacy by avoiding both rejection and GvHD, thus increasing their persistence (survival in the patient’s body). This combined Veto Cell + CAR-T or similar treatment could result in broadly applicable effective treatments for many of the most prevalent solid tumor cancers and well as blood cell cancers.

v. In Non-Malignant Diseases

As discussed above, there are two major categories of non-malignant disorders that the Veto Cell technology aspires to address: non-malignant hematological disorders and organ transplantations.

In the case of organ transplantations and congenital non-malignant hematological disorders, the goal of the Veto CellVeto Cells is to enable transplantation (bone marrow or organ) by reducing host/donor immune system conflicts.  This could potentially allow for mismatched (partial vs. full identity match between donor and host) kidney transplants, for example, and also obviate the need for lifelong daily anti-rejection medication which is the current standard of care. Such an outcome could improve quality of life, reduce cost of care and significantly increase life expectancy for a broader audience of prospective transplant recipients.

In the case of congenital non-malignant diseases such as sickle cell anemia, the body’s bone marrow produces “flawed” cells. An effective treatment is HSCT which replaces the flawed host bone marrow with healthy donor cells. These cells then produce healthy blood cells, basically curing the anemia. As noted elsewhere however, today HSCT is a risky procedure because of the graft/host immune conflicts. It is therefore used infrequently to treat sickle cell disease. The Veto Cell tolerizing technology would increase the target population for this treatment by significantly reducing these conflicts and by extension the procedure’s risk. Likewise, if permanent tolerance to donor hematopoietic cells is induced under safe conditions, the new immune status could permit acceptance of a kidney from the same donor, without further requirement for a toxic immune suppression currently used in organ transplantation. This means that patients who today are required to take expensive and sometimes debilitating anti-rejection medication daily for the rest of their lives would no longer have to do so.

Development Status

The Veto Cell platform has been extensively tested by in vitro studies (on both human and mouse disease) and confirmed in animal trials. The results appear to be consistently effective.

1. Including chimerism:

The following images show some example data from the Veto Cell animal studies. Skin of black mice has been grafted onto the backs of white mice. The data show that T-cells from host and donor mice are fully coexisting in the treatment group using the Veto Cells (“chimerism”).

2. Success bone marrow transplantation under reduced levels of immune suppression:

The anti-rejection effect in the data below shows mice with lymphoma treated with Veto Cell therapy.

The control group mice (left side) all die by day 27. By contrast, the Veto Cell treatment group (right side) show far better results.

Administration

We envision that Veto Cell therapy will be administered in an in-patient setting, typically as part of the existing preparation procedures for bone marrow transplantations. Blood will be taken from the donor. The frozen blood will be sent to a regional Company center where the Veto Cells will be developed and expanded - a process that lasts up to two weeks. The Veto Cells will then be sent to the transplantation center where they will be infused to the patient intravenously along with the transplantation.

Patent Status

The first generation Veto Cell is protected by granted patents in the US and Europe.  The second generation Veto Cell has granted patents in China and the Russian Federation. There are currently multiple additional pending patents in various countries.

Development Roadmap

The Veto Cell platform roadmap comprises two main programs as outlined in the table below. The specific clinical trials planned for each are detailed in the Clinical Trials section of this document.

Offering	Objective	Major Activities		Estimated start date
Anti-rejection Veto Cell	Validate and introduce new commercial treatment to increase engraftment of allogeneic bone marrow transplantations	1. Regulatory approval and treatment protocols 2. Conduct human clinical trials 3. Develop plan for commercial exploitation	● ●	Commence a formal company-sponsored Phase I/II clinical trial by 2017 Interim analysis within 18 months thereafter

Veto – CAR-T Cell Therapy	Validate the possibility of combining Veto Cell treatment with CAR-T cell treatment for both blood cell cancer and solid tumor cancer treatment	4. Engender partnership with Car-T cell provider 5. Validate combined treatment model in preclinical trials 6. Develop joint production and treatment protocol	● ●	Discussions with prospective partners underway If preclinical studies are successful , human trials would be the next step

Platform II - Organsource

Overview

Organsource is Yeda's patented technology, as referenced above. Yeda has been granted patents in the United States and Europe. Organsource addresses the growing shortage of organs for human transplantation. A second approach using embryonic cells in a single cell suspension to reconstitute healthy tissue in existing organs has an allowed patent in Europe. On March 29, 2016, Cell Source exercised its option and now exclusively licenses this technology from Yeda.

The key discovery has potential uses:

•
Embryonic tissue (taken from an animal or human fetus during gestation), which can be identified as organ precursors that will grow into specific organs (e.g., kidney, liver, pancreas), can be harvested at a very specific moment in the gestation period where they have just then become “committed” organ precursors and thus have not yet begun to generate the acute levels of rejection otherwise typical for xenotransplant (i.e., between species) which have been problematic in other earlier studies transplanting porcine tissue into humans.  These pre-organs can be successfully transplanted into a host, even of another species, and grow into functional organs in the host with only the level of organ rejection associated with an allogeneic organ donor, which can currently be managed through medication. Incidentally, this post transplantation rejection could potentially be further reduced by using Veto Cells.

•
Veto Cell Individual cells (taken from either human or animal embryos or possibly adult human donors) can be infused in a single-cell suspension and in a patient with a diseased organ (e.g. lung) and used to regeneration healthy lung tissue to correct non-malignant organ diseases.

This means that porcine embryonic tissue can potentially become a source for human organ replacement. Also, human or animal cell could potentially be used to treat diseases such as emphysema by growing healthy tissue in an existing lung.

Background

The main focus of the Organsource work to in the early years of the research was demonstrating that organ precursor tissue can be successfully transplanted into both rodents and primates from pigs.

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

Mechanism

The embryonic tissue technology avoids the hyper rejection problem by extracting embryonic pig tissue in a highly specific development window. Cells within this momentary window can grow inside the host using blood vessels of the host, not donor, origin. Therefore, they do not trigger the host hyper-immune response. However these embryonic organ precursors have developed sufficient organ differentiation to act as pre-organs in the host, and they grow into functional developed organs, in the case of primates, within a few months.

Specifically, a mouse with Type 1 diabetes received a transplanted porcine pre-pancreas, which grew into a full sized pancreatic organ largely composed of beta cells which secrete insulin, thus effectively treating diabetes in the mouse. Similar results have also been achieved in monkeys.

The single-cell suspension technology uses niches in the organ (similar to a bone marrow transplant) to grow new, healthy tissue thus restoring organ capacity. In mice, this has shown the ability to reconstitute bronchioles in damaged mouse lungs using human embryonic cells and demonstrating successful engraftment and functionality in the new tissue.

Target Indications

Embryonic tissue could theoretically provide a significant new source of transplantation organs for major human organ needs.  ork so far indicates positive results for growing a pancreas to replace one in which beta cells have been chemically disabled leading to a disease similar to that found in Type 1 Diabetes.

The single cell suspension approach could be used to correct major diseases in the lung, liver or pancreas by reconstituting healthy tissue to replace diseased tissue, thus effectively reversing damage caused by the disease.

Development Status

Organsource is at an early stage of development relative to the Veto Cell platform. However, in-vitro results and animal trials have shown positive progress. For example:

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

For the single cell suspension, administration can be entirely intra-venous.

Patent status

For the tissue replacement technology, patents have been granted in the US, Europe, Mexico, Hong Kong and Israel. For the single cell suspension for organ reconstitution, patents have been granted in South Africa and allowed in Europe and New Zealand, with applications pending in the US and multiple territorial jurisdictions.

Development Roadmap

Our Organsource roadmap is to continue development of the lung regeneration technology, then expand to pancreas and liver. In parallel Cell Source aspires to partner with a larger player to develop the embryonic tissue based organ replacement technology.

Products and Services

Currently, we do not have any products, and there is no assurance that we will be able to develop any products.

The following products are currently planned:

1. “Anti-rejection” Veto Cell tolerance therapy for both matched and mismatched allogeneic bone marrow transplantations.

This is our flagship (as an initial platform for increasing transplantation success) and is focused on allogeneic bone marrow transplantations.

Treatment will comprise a course of infusions of Veto Cells derived from the donor and processed in a Company (or subcontracted) facility that will be accessible to the transplantation center at the time of transplantation.

2. “Anti-cancer” Veto + CAR-T cell therapy for blood cell and solid tumor cancers.

This therapy is expected to comprise a course of infusions of donor derived cells that is expected to be combined with CAR-T cell therapy provided by a third party.

3. “Anti-rejection” Veto Cell tolerance therapy for both matched and mismatched organ transplantation.

This treatment would be combined with bone marrow transplantation in order to broaden the prospective donor pool and mitigate the need for chronic post-transplant anti-rejection therapy

4. Veto Cell tolerance therapy for non-malignant disorders.

This is the application of Veto Cell technology to treatment of non-malignant (i.e., non-cancerous) diseases. As discussed in the Technology section, a custom treatment would be developed for each selected disorder.

Target indications for Veto Cell therapy for nonmalignant disorders are likely to be: tolerizing therapy for allogeneic transplantations for sickle cell anemia and aplastic anemia (by using bone marrow transplantations as referenced in no. 2 above) and tolerizing therapy for conventional organ transplantations.

5. Organ regeneration therapy to address major organ diseases.

This could be used for replacing a diseased pancreas to treat diabetes or repairing a damaged lung to treat emphysema, for example.

The treatment would involve surgery for organ replacement or an intra-venous drip for organ reconstitution.

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

The specific detailed next steps the company must take to get the treatments or products to market include the following:

In the case of the Megadose Drug Combination, the Hematology and Bone Marrow Transplantation Unit of the University of Parma in Italy on May 14, 2014 requested and on October 23, 2014 obtained approval from the Italian Medicine Association (the Italian equivalent of the U.S. FDA) to conduct human clinical trials using the “Megadose + Drug Combination.” While we are not mentioned in the application nor in the approval, we may indirectly benefit from the outcome of the trial, if successful, although we are not the sponsor of this trial. There are no written or verbal agreements between the hospital and Cell Source regarding the use of the technology. That said, Cell Source is aware and in favor of the hospital plans to use the technology and would of course find a positive initial outcome encouraging. Since the treatment is being done on compassionate grounds as a non-commercial clinical trial, there is no legal requirement for the hospital to obtain approval to use the treatment protocol. The hospital has successfully treated a cancer patient using the Megadose Drug Combination technology that Cell Source exclusively licenses from Yeda Research & Development Ltd., commercial arm of the Weizmann Institute of Science.  While Cell Source is not a sponsor of the trial, the results provide a positive initial indication with respect to the technology. The patient received a bone marrow transplantation from a haploidentical or “mismatched” donor under a reduced intensity conditioning regimen (i.e., a relatively low level of immune suppression treatment). There was successful initial engraftment of the transplantation in the absence of GVHD. Cell Source plans to file an IND for the Veto Cell treatment in 2016.  To date, we have not submitted any drug applications to the FDA and do not have anything pending for approval with the FDA. Cell Source itself has not had any contact with any regulator anywhere regarding treatment approvals or clinical trials associated with regulatory approvals. We are aware that the aforementioned hospital in Italy has independently requested approval to conduct a trial with the same protocol that we plan to use, but we are not mentioned in the application, nor in the approval. However, we may indirectly benefit from the outcome of the trial, if successful, although we are not the sponsor of this trial. There are no written or verbal agreements between the hospital and Cell Source regarding the use of the technology. That said, Cell Source is aware and in favor of the hospital plans to use the technology and would find a positive initial outcome encouraging. Since the treatment is being done on compassionate grounds as a non-commercial clinical trial, there is no legal requirement for the hospital to obtain approval to use the treatment protocol.

For the Veto Cell application for reducing rejection in Bone Marrow Transplants, Cell Source expects to commence a Phase I/II human clinical study in Italy, and subsequently in Germany, starting sometime in 2017.  Cell Source anticipates that Phase I/II studies will last until 2019 or 2020. These would be followed by completion of Phase II and Phase III, which would last another 2-3 years each, so that full approval, if successful, would be expected sometime in 2025. In Germany there is a possibility of approval for commercial use on a “compassionate grounds” basis at the end of Phase II, which could take place by 2023. In the US, Cell Source plans to commence the IND approval process with the FDA in 2016, which could last until between 2021 and 2024. Cell Source also aspires to enter into a collaboration with respect to combining CAR-T cell therapy with Veto Cell therapy and commence pre-clinical proof of concept trials in 2016. If successful, this could lead to a commencement of a combined FDA trial in 2017 or 2018 and could last until 2025 or 2026.

It is possible that Cell Source treatments could qualify for any or all of Fast Track, Breakthrough Therapy, Accelerated Approval and Priority Review designation under the FDA, which would hasten their approval if successful.

The costs for each step of development, in terms of clinical trials, are delineated below:

Cell Source estimates the cost of clinical trials alone to be up to $5 million over the coming two years and another $25-50 million in order to reach commercialization for both the Veto Cell and Organsource products. This would mean that Cell Source will need to secure one or more significant capital infusions in order to reach the point that meaningful revenues could be generated.

The following table summarizes the development plan for the coming few years:

Competition

The development and commercialization of new cell therapies is highly competitive. Our products are focused on treatment of blood cancers, non-malignant blood disorders and organ transplantations. Various products are currently marketed for the treatment of blood cancers. A number of companies are also developing new treatments. In addition to competition from a variety of other nascent unconventional medical treatments, we also face competition from established pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions worldwide. For instance, our competitors include the technology developed by Micromet, Inc., which was since acquired by Amgen Inc. and the Chimeric Antigen Receptor (CAR) technology currently being developed by Kite Pharma, Inc. in collaboration with Amgen, Inc. and by Novartis, JUNO and others.

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

•
effectively use patents and possibly exclusive partnership agreements with important third party treatment providers and collaborations partners  to maintain a stable competitive stance for our Technology;

•	attract and retain appropriate clinical and commercial personnel and service providers; and
•	establish adequate distribution relationships for our products.

Failure in efficiently developing and executing these capabilities may have an adverse effect on our business, financial condition or results of operations.

Strategy Overview

Our strategy is based on two underlying drivers: (a) that animal studies show Veto Cell technology to be consistently effective; and (b) that the lead indications (certain blood cancers) are relatively common, have high mortality and have limited treatment options today.

Based on the foregoing drivers, we have developed a business plan with the objective of obtaining regulatory approvals and subsequently launching product sales with a focus on the United States, Europe and Asia.

 Key Strategy Elements

We are pursuing a staged entry strategy. The first several years will be narrowly focused, both in terms of market segments (Blood cancer either directly or through bone marrow transplantation) and products (Veto Cell platform for BMT and direct cancer treatment).

Subsequently, we plan to broaden the segmentation strategy to include additional bone marrow transplantation indications, major organ transplants combined with BMT, selected genetic non-malignant diseases and, in partnership with one or more CAR-T cell provider, solid tumor cancers. The product strategy can also be broadened to include Veto the Organsource platform.

Our strategy can be summarized as follows:

Strategy Element		Introductory period (years 1 -3 post FDA approval)		Years 4+

Market Segments	● ●	Lymphoma and Leukemia Solid tumors e.g. breast cancer.	●	Same as before plus broader set of solid tumor targets, diabetes, emphysema and other major non-malignant organ disease; sickle cell anemia

Product Rollout	● ●	Veto Cell therapy for B-cell malignancies Veto+CAR-T Veto Cell therapy for both blood cell and solid tumor cancers	● ●	Veto Cell tolerizing treatment for BMT and organ transplantation Veto Cell therapy for cancer and non-malignant disorders; organsource for major organ regeneration

Customer/ Geographic Focus	● ● ●	North America Western Europe China	●	North America, Western & Eastern Europe, Australia/New Zealand, Russia, Brazil, selected Asian markets

Channels/Go to Market	● ●	Direct relationships with leading transplantation centers International production and distribution through partners	●	Partnership with global market leaders

Pricing	●	Consistent with other cell therapy offerings currently associated with transplantations and immuno-oncology	●	Potentially higher volume, lower cost for “off the shelf” offerings

Operations	● ●	Three production centers: - US - Western Europe - Far East Initial capacity leased from major transplantation centers.	●	Regional production centers owned or JV with partners

Segment Selection

Within the general market for immune therapies, we have selected target market segments (i.e., medical conditions) for initial focus based on two (2) key criteria:

1.	Severity of unmet medical need: degree of severity of the indication and the effectiveness of existing treatments. These criteria help determine the proper regulatory pathway.
2.	Technology relevance: relative value of the ability to manage immune response to the treatment of a given indication.

We will initially focus on indications that score highly with respect to both criteria (e.g., Multiple Myeloma). These conditions may qualify for Fast Track status with the FDA, and, due to the cost of current treatment alternatives, could potentially support profitable price points for effective new treatments.

Product Rollout

Cell Source plans to seek approval initially in Europe (Italy and Germany) and the US, and, in parallel but with a delayed start, in and China and possibly Taiwan. A successful parallel Phase I/II trial in the US and Europe, which could be concluded by 2019, would serve as a strong foundation for trials in other countries. Limited sales on a “compassionate grounds” basis may commence as early as 2020 in Europe and Asia, and, depending on qualification for Breakthrough Therapy or other Accelerated Approval designation, may be available in the U.S. by 2022. Full approval by the FDA in the U.S. can take as long as 8 years, or 2025.

Future products may include Veto Cell tolerance inducement therapy for allogeneic bone marrow transplantations and Veto + CAR-T cell therapy for lymphoma, leukemia and solid tumor cancers.

Following the initial market penetration and establishment of solid market positioning, we plan to broaden the product offering to address a wider variety of indications which may include custom Veto Cell developments for specific collaborations with other cell therapy treatments and continued work on Organsource. For example, we believe that one area in which we could broaden our product offerings is to utilize our Veto Cell technology, if successful in humans, to address the rejection problems being faced by companies developing CAR-T, TCR and similar cell therapy products, as an enabler for these treatments to help them overcome some of the rejection and persistence related performance issues their technology currently seems to be facing. If our Veto Cell technology proves to be successful in humans, we plan to continue to explore such potential applications in the future.

Customer/Geographic Focus

Assuming positive clinical trials, we will initially focus our sales efforts of Veto Cell anti-rejection therapy on centers dealing with late stage B-cell malignancies High profile, high volume HSCT facilities can be targeted to market this treatment.

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

Marketing Strategy

The initial target market is concentrated and networked. It comprises the approximately 40 leading transplantation centers in the target geographies. As discussed in the “Market Access” and “Channels” section, these centers are well connected to each other and tend to quickly share innovations and best practices.

The planned penetration strategy is to introduce Veto Cell into the best-known and most influential centers in North America and Western Europe, and benefit from the exposure and industry leadership provided by these centers.

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

Operating Strategy

Veto Cell doses are to be prepared by Cell Source facilities or qualified production partners. This is to both protect trade-secrets and directly control quality during the initial stages.

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

In the introductory period, we plan on establishing one center in the U.S.), one in Western Europe (most likely Germany), and one in the Far East. Specific locations and timing are to be determined. Initially, we plan to outsource production capacity from existing facilities at or adjacent to large hospitals. Subsequently, sales from these centers can justify and fund stand-alone facilities.

The general goal of the initial centers is to support the FDA process, provide full coverage for the North American and European markets, and provide access to the developing Chinese market. Following the introductory period in each respective market, we may elect to migrate the production facilities from leased space in transplantation center laboratories to company-owned stand-alone facilities.

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

Clinical Trials Overview

We will initially focus our clinical trials on bone marrow transplantation for patients suffering form certain lymphomas and leukemias, for which our Veto Cell technology constitutes a potential breakthrough. These two indications have unmet needs as evidenced by the valuations of leading CAR-T players who thus far have chiefly presented data treating these diseases.

We aspire to initiate a company-sponsored "Phase 1/2" clinical trials by 2017. These trials combine traditional Phase 1 safety trials with Phase 2 efficacy trials inasmuch as they are safety trials conducted on sick patients, so they are able to both establish safety and show initial indications of efficacy concurrently. The goal is to demonstrate safety and initial efficacy in several indications. Management has structured the trials such that an additional goal of showing initial markers pointing to prolonging progression-free survival may be possible already within Phase 1/2.

The chart below provides an overview of the current trials plan, which can of course vary based on both finalization of human protocols and timing or regulatory approvals:

Trial Plans

Trials are planned for Italy, Germany and the US. Multiple trials are planned on at least 16 patients. Patients are expected to be age 50 and older. The conditions chosen are ones which are associated with high mortality in this patient age-group today. This means that we may obtain a limited scope of patient reimbursement from government insurance in Europe on compassionate grounds for the treatment of said age group upon successful completion of Phase 2 trials. We plan to focus on mismatched bone marrow transplantation under reduced intensity conditioning (reduced levels of immune suppression treatment) for B-cell malignancies. Once a partnership is in place and we conclude successful preclinical trials for Veto + CAR-T cell therapy, we would launch parallel trials for both blood cell cancer (e.g., Multiple Myeloma) and solid tumor (e.g. Breast Cancer) patients.

Regulatory Issues Overview

We seek regulatory approval from the U.S. FDA, the European Medicines Agency (“EMA”) in Europe and similar agencies elsewhere to both produce and sell our products.

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

The clinical trials outlined in the previous section are designed to lead to regulatory approval for Veto Cell-based therapy in treating blood cancers and bone marrow transplantation applications.

Interim Revenue Opportunities

As noted above, while the clear focus is to conclude Phase 3 approval for cancer treatments, the Company is also exploring complementary “quick win” opportunities for generating revenue before additional FDA approvals are received, namely:

1.	Treating European patients after the end of Phase 2 (in some cases possibly with insurance reimbursement available); and
2.	Potential upfront and milestone driven licensing revenues from collaborations with third parties (e.g. with one or more CAR-T provider for Veto-CAR-T cell therapy development).

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

Also under the Yeda License Agreement, the Company agreed to fund Yeda’s research until October 3, 2018, with an aggregate annual payment of $800,000 paid in quarterly $200,000 installments. However, in the event that the Company and Yeda execute a new research and license agreement, then the Company will annually fund research in the amount of $900,000 until Oct. 3, 2018. Such a new research and license agreement must be in accordance with the Evaluation and Exclusive Option Agreement by and between the Company and Yeda, dated Oct. 3, 2011, as amended on April 1, 2014 and June 22, 2014 (the “E&O Agreement). Among other things, the E&O Agreement granted Cell Source an option to negotiate a commercial license in the field of organ transplantation with Yeda (the “Option to Negotiate”). The Option to Negotiate requires an initiation fee of $200,000 payable to Yeda, which may be paid on the later of (i) the date on which the Option to Negotiate is granted and (ii) the date on which the Company receives an aggregate investment amount of at least $10,000,000. Pursuant to an amendment to the license agreement, the Option to Negotiate was exercised as of March 29, 2016.

If the Company fails to achieve any one of the milestones set forth in the Yeda License Agreement, which are listed below, then Yeda will be entitled to (i) modify the related license such that it will become non-exclusive or (ii) terminate the Yeda License Agreement upon thirty (30) days written notice:

(a)	Within three (3) years of the signature of the Yeda License Agreement to commence Phase I clinical trials;
(b)
Within five (5) years of the signature of the Yeda License Agreement to commence Phase II clinical trials with respect to the a licensed product, unless the Company shall have invested, during such five (5) year period, above an aggregate amount of at least US$5,000,000 in research and development;

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

Additionally, the Yeda License Agreement also provides that:

•
Funding the Research. Within 60 days of receiving any capital investment in the Company in excess of $2,000,000, provided that the Company has not paid Yeda by that date an option initiation fee of $200,000, as set forth in the E&O Agreement, Cell Source will pay Yeda 20% from such excess investment up to the sum of $200,000 (the “Additional Research Payment”). The Additional Research Payment shall be allocated by Yeda to support research activities of Dr. Reisner and can be offset in full by payment of the option initiation fee.

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

•
Termination. The Yeda License Agreement terminates on the later of: (i) the expiration of the last of the Patents or (ii) the expiry of a continuous period of 20 years during which there shall not have been a First commercial sale of any product in any country. Yeda may terminate by written notice, effective immediately, if the Company challenges the validity of any of the Patents. If a challenge is unsuccessful, then in addition to Yeda’s right to termination, the Company shall pay to Yeda liquidated damages in the amount of $8,000,000. Either the Company or Yeda may terminate the Yeda License Agreement and the License by serving a written notice upon (i) occurrence of a material breach or (ii) the granting of a winding-up order. Additionally, Yeda may terminate for failure to reimburse Yeda for patent application and/or prosecution expenses.

Our technology portfolio includes a patented platform termed “Veto Cell” (more formally described as “Anti 3rd party central memory T cell”), which is an immune tolerance biotechnology that enables the selective blocking of immune responses. Specifically, Veto Cells are specially prepared human cells that selectively protect specific targets from undesirable immune system attack.

We had an exclusive option to license the “Organsource” platform developed by Dr. Reisner and his team under a similar Research & License Agreement. We exercised our option on March 29, 2016 and now exclusively license this technology from Yeda. This is a longer-horizon technology that shows significant promise for enabling the sourcing of embryonic cellular material from both animals and humans that can be used to both grow functional major organs in the body of a foreign “host” and regenerate existing diseased or damaged organs. This technology was used to grow pancreases in both rodents and primates, thereby curing them of juvenile diabetes, and has been used to regenerate human lung tissue.

For a list of all the patents and pending patents that Yeda holds and which we have a license to use, please refer to the table in the section entitled “Science and Technology Overview” above.

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

We may also seek orphan drug status whenever it is available. If a product which has an orphan drug designation subsequently receives the first regulatory approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, meaning that the applicable regulatory authority may not approve any other applications to market the same drug for the same indication, except in very limited circumstances, for a period of seven years in the U.S. and Canada, and 10 years in the EU. Orphan drug designation does not prevent competitors from developing or marketing different drugs for the same indication or the same drug for a different clinical indication.

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

Cell Source plans to apply for approval for human clinical trials in 2016 to show initial safety, and possibly efficacy, results in Europe and the US. As of the date of this filing, the company has had no contact with any regulator regarding such approvals.

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

In the U.S., specific pre-clinical data, manufacturing and chemical data, as described above, need to be submitted to the FDA as part of an IND application, which, unless the FDA objects, will become effective thirty (30) days following receipt by the FDA. Phase I studies in human volunteers may commence only after the application becomes effective. Prior regulatory approval for human healthy volunteer studies is also required in member states of the E.U. Currently, in each member state of the E.U., following successful completion of Phase I studies, data are submitted in summarized format to the applicable regulatory authority in the member state in respect of applications for the conduct of later Phase II studies. In many places in Europe, a two tiered approval system mandates approval at the regional level prior to applying for national approval. Regional approval cycle times, including multiple iterations where questions are answered and the specific details of the protocol may be fine-tuned, can last several months prior to applying to the national (federal government level) regulator. The national regulatory authorities in the E.U. typically have between one and three months in which to raise any objections to the proposed study, and they often have the right to extend this review period at their discretion. In the U.S., following completion of Phase I studies, further submissions to regulatory authorities are necessary in relation to Phase II and III studies to update the existing IND. Authorities may require additional data before allowing the studies to commence and could demand that the studies be discontinued at any time if there are significant safety issues. In addition to the regulatory review, a study involving human subjects has to be approved by an independent body. The exact composition and responsibilities of this body will differ from country to country. In the U.S., for example, each study will be conducted under the auspices of an independent institutional review board at each institution at which the study is conducted. This board considers among other things, the design of the study, ethical factors, the privacy of protected health information as defined under the Health Insurance Portability and Accountability Act, the safety of the human subjects and the possible liability risk for the institution. Equivalent rules to protect subjects’ rights and welfare apply in each member state of the EU, where one or more independent ethics committees, which typically operate similarly to an institutional review board, will review the ethics of conducting the proposed research. These ethical review committees typically exist at the regional level, where approval is required prior to applying for national approval. Other regulatory authorities around the rest of the world have slightly differing requirements involving both the execution of clinical trials and the import/export of pharmaceutical products. It is our responsibility to ensure we conduct our business in accordance with the regulations of each relevant territory.

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

In order to gain marketing approval, we must submit a dossier to the relevant authority for review, which is known in the U.S. as an NDA and in the EU as a marketing authorization application, or MAA. The format is usually specific and laid out by each authority, although in general it will include information on the quality of the chemistry, manufacturing and pharmaceutical aspects of the product as well as the non-clinical and clinical data. Once the submitted NDA is accepted for filing by the FDA, it undertakes the review process that takes ten (10) months, unless an expedited priority review is granted which takes six (6) months to complete. Approval can take several months to several years, if multiple ten (10) month review cycles are needed before final approval is obtained, if at all.

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

The U.S., E.U. and other jurisdictions may grant orphan drug designation to drugs intended to treat a “rare disease or condition,” which, in the U.S., is generally a disease or condition that affects no more than 200,000 individuals. In the E.U., orphan drug designation can be granted if: the disease is life threatening or chronically debilitating and affects no more than fifty (50) in 100,000 persons in the E.U.; without incentive it is unlikely that the drug would generate sufficient return to justify the necessary investment; and no satisfactory method of treatment for the condition exists or, if it does, the new drug will provide a significant benefit to those affected by the condition. If a product that has an orphan drug designation subsequently receives the first regulatory approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, meaning that the applicable regulatory authority may not approve any other applications to market the same drug for the same indication, except in very limited circumstances, for a period of seven years in the U.S. and ten (10) years in the EU. Orphan drug designation does not prevent competitors from developing or marketing different drugs for the same indication or the same drug for different indications. Orphan drug designation must be requested before submitting an NDA or MAA. After orphan drug designation is granted, the identity of the therapeutic agent and its potential orphan use are publicly disclosed. Orphan drug designation does not convey an advantage in, or shorten the duration of, the review and approval process; however, this designation provides an exemption from marketing authorization (NDA) fees.

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

Employees

Other than our Chief Executive Officer, we currently do not have full-time employees, but retain the services of independent contractors/consultants on a contract-employment basis. However, our Board of Directors intends to negotiate an employment package for our Chief Executive Officer, Itamar Shimrat in the near future. Our ability to manage growth effectively will require us to continue to implement and improve our management systems and to recruit and train new employees. Although we have done so in the past and expect to do so in the future, there can be no assurance that we will be able to successfully attract and retain skilled and experienced personnel. We anticipate that in the near future, other key personnel will enter into employment agreements with the Company on customary terms.

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

Our planned principal operations are the development and commercialization of new cell therapy products focused on treatment of blood cancers, certain non-malignant disorders and organ transplantations and regeneration. We are currently conducting research and development activities in order to facilitate the transition of the patent technology we license from the laboratory to clinical trials. We have a limited operating history. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. We have generated net losses since we began operations, including $2,504,105 for the year ended December 31, 2015. We expect to incur substantial additional net expenses over the next several years as our research, development, and commercial activities increase. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to generate revenue and achieve profitability will depend on, among other things, successful completion of the preclinical and clinical development of our product candidates; obtaining necessary regulatory approvals from the U.S. Food and Drug Administration (the “FDA”) and international regulatory agencies; successful manufacturing, sales, and marketing arrangements; and raising sufficient funds to finance our activities. If we are unsuccessful at some or all of these undertakings, our business, prospects, and results of operations may be materially adversely affected.

We may need to secure additional financing.

We anticipate that we will incur operating losses for the foreseeable future. Our historical cash burn rate was approximately $150,000 per month. However, we estimate that our current burn rate is approximately $200,000 per month. As of December 31, 2015, we had cash in the amount of $6,944. Based on our current resources, we will not be able to continue to operate without additional immediate funding. If we are not successful in securing additional financing, we may be required to delay significantly, reduce the scope of or eliminate one or more of our research or development programs, downsize our general and administrative infrastructure, or seek alternative measures to avoid insolvency, including arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or products.

Our auditors have issued a “going concern” audit opinion.

Our independent auditors have indicated, in their report on our December 31, 2015 consolidated financial statements, that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to shareholders, in the event of liquidation.

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

Notably, we maintain an exclusive worldwide license to certain intellectual property owned by Yeda pursuant to the Yeda License Agreement, as further discussed in the “Intellectual Property” section hereinafter. If we should default under the License Agreement, then our rights to Yeda’s intellectual property would extinguish, and we would lose all rights to operate the licenses. In such an event, we would effectively cease to operate unless we re-obtained licensing with Yeda.

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

Our success and competitive position and future overall revenues will depend in part on our ability to obtain and maintain patent protection over the patents that we have an exclusive license to use for our product candidates, methods, process and other technologies to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties. Although our patents and related technologies are owned by Yeda, under our exclusive license agreement, we are required to pay all patent related expenses for applications, renewals, etc., as well as any and all legal or other costs associated with the defending and protecting such proprietary rights. However, we cannot predict:

•	the degree and range of protection any patents will afford us against competitors, including whether third parties will find ways to invalidate or otherwise circumvent the patents that we license;
•	whether or not others will obtain patents claiming aspects similar to those covered by the patents that we license; or
•	whether we will need to initiate litigation or administrative proceedings, which may be costly whether we win or lose.

For a complete list of the patents that we license from Yeda, please see the section entitled “Science and Technology Overview” of this Annual Report on Form 10-K.

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

Our products and our ongoing development activities are subject to regulation by regulatory authorities in the countries in which we or our collaborators and distributors wish to test, manufacture or market our products. For instance, the FDA will regulate the product in the U.S. and equivalent authorities, such as the EMA, will regulate in Europe. Regulatory approval by these authorities will be subject to the evaluation of data relating to the quality, efficacy and safety of the product for its proposed use, and there can be no assurance that the regulatory authorities will find our data sufficient to support product approval.

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

Delays in our ability to commence or enroll patients for our clinical trials could result in us not meeting anticipated clinical milestones and could materially impact our product development costs and delay regulatory approval of our product candidates. We do not know whether planned clinical trials will be commenced or completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including:

•	delays in the development of manufacturing capabilities for our product candidates to enable their consistent production at clinical trial scale;
•	delays in the commencement of clinical trials as a result of clinical trial holds or the need to obtain additional information to complete an Investigational New Drug Application (IND);
•	delays in obtaining regulatory approval to commence new trials;
•	adverse safety events experienced during our clinical trials;
•	insufficient efficacy during trials leading to withdrawal of product candidate;
•	delays in obtaining clinical materials;
•	slower than expected patient recruitment for participation in clinical trials; and
•	delays in reaching agreement on acceptable clinical trial agreement terms with prospective sites or obtaining institutional review board approval.

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

We may in the future conduct clinical trials for our products or product candidates outside the United States and the FDA may not accept data from such trials.

We may in the future choose to conduct one or more of our clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of such study data by the FDA is subject to certain conditions. For example, the study must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The study population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. Generally, the patient population for any clinical studies conducted outside of the United States must be representative of the population for whom we intend to label the product in the United States. In addition, such studies would be subject to the applicable local laws and FDA acceptance of the data would be dependent upon its determination that the studies also complied with all applicable U.S. laws and regulations. There can be no assurance the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept any such data, it would likely result in the need for additional trials, which would be costly and time consuming and delay aspects of our business plan.

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

We are dependent on our Chief Executive Officer, Itamar Shimrat, our Executive Chairman, Dennis Brown, and on scientific and drug development consultants, including Professor Yair Reisner, the loss of services of one or more of whom could materially adversely affect us.

Other than our Chief Executive Officer, we currently do not have full-time employees, but we retain the services of independent contractors/consultants on a contract-employment basis. Our ability to manage growth effectively will require us to continue to implement and improve our management systems and to recruit and train new employees. Although we have done so in the past and expect to do so in the future, there can be no assurance that we will be able to successfully attract and retain skilled and experienced personnel.

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

The Company is required to report under the Exchange Act and its Common Stock is eligible for quotation on the OTC Markets. However, there is no regular active trading market in the Company’s Common Stock, and we cannot give an assurance that an active trading market will develop. If an active market for the Company’s Common Stock develops, there is a significant risk that the Company’s stock price may fluctuate dramatically in the future in response to any of the following factors, some of which are beyond our control:

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

Our officers, directors and affiliates currently own approximately 38% of our outstanding common stock. Such concentrated control of the Company may adversely affect the value of our ordinary shares. If you acquire our ordinary shares, you may have no effective voice in our management. Sales by our insiders or affiliates, along with any other market transactions, could affect the value of our ordinary shares.

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

As of December 31, 2015, we have 23,929,256 shares of Common Stock issued and outstanding and warrants to purchase 13,118,159 shares of Common Stock. The issuance of shares of Common Stock upon exercise of outstanding warrants or options could result in substantial dilution to our stockholders, which may have a negative effect on the price of our Common Stock.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company. Since we are subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, we file reports with the Securities and Exchange Commission.  As a result, we file annual, quarterly and current reports with respect to our business and financial condition and establish and maintain effective disclosure and financial controls and corporate governance practices. Compliance with the Exchange Act and the rules and regulations under the Exchange Act have substantially increased our legal and financial compliance costs and made some activities more time-consuming and costly. Our management and other personnel devote a substantial amount of time to these compliance initiatives. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance. We estimate that we will incur between $1 million and $2.5 million annually in expenses in response to these requirements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our corporate headquarters is located at 5 Kineret Street, Bnei Brak, Israel 5126237, and the telephone number at such address is (972) 3 562-1755. Currently our corporate headquarters are located at the offices of our general counsel. We do not own or lease this office space and are provided access to these offices as needed. Because we are a small company, this space is adequate for our current needs.

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

2015 Fiscal Year

	High	Low

First Quarter ended March 31, 2015	$1.35	$0.20
Second Quarter ended June 30, 2015	$1.60	$0.73
Third Quarter ended September 30, 2015	$1.39	$1.00
Fourth Quarter ended December 31, 2015	$1.60	$1.05

2014 Fiscal Year

	High		Low

First Quarter ended March 31, 2014	$0.10	***	$0.10	***
Second Quarter ended June 30, 2014	$3.50		$0.10
Third Quarter ended September 30, 2014	$2.00		$0.75
Fourth Quarter ended December 31, 2014	$0.95		$0.32

*** There was no reported trading in our common stock prior to March 13, 2014

Transfer Agent

Our transfer agent is Globex Transfer, LLC, 780 Deltona Blvd., Suite 202, Deltona, FL 32725.

Holders

As of April 8, 2016, there were 104 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Warrants

As of December 31, 2015, we had warrants to purchase an aggregate of 13,118,159 shares of common stock outstanding with a weighted average exercise price of $0.63 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

As of the date of the filing of this Annual Report on Form 10-K, we do not have any equity compensation plan.

Sales of Unregistered Securities

In 2015 and through March 2016, the Company held several closings under a Subscription Agreement (the “Bridge Note Subscription Agreement”) entered into by the Company and various accredited investors (the “Purchasers”). The Company closed on an aggregate of $722,500 of convertible promissory notes (the “Notes”) to the Purchasers. The Notes are convertible into Common Stock at the option of the Purchasers and are also subject to automatic conversion upon the occurrence of: (i) the closing of an offering of equity securities pursuant to which the Company receives an aggregate amount of funds totaling $5,000,000 or more (a “Qualified Financing”); (ii) the closing of  a transaction (including but not limited to the Company’s entry into a joint venture or partnership agreement or the sublicensing of the Company’s intellectual property) pursuant to which the Company receives or expects to receive a total aggregate of at least $4,000,000 (a “Strategic Transaction”); or (iii) eighteen (18) months from the date of Note issuance (the “Maturity Date”). The Notes bear an interest rate of 10% per annum, which becomes payable on the Maturity Date.

In addition, upon automatic conversion of the Notes, following a Qualified Financing or Strategic Transaction, the holders shall receive five-year warrants to purchase that number of shares of common stock into which the Notes are convertible and such warrants shall have an exercise price equal to one hundred ten percent (110%) of the per-share common stock price underlying them, at which the Company sells its securities in the Qualified Financing or $0.825 in the case of a Strategic Transaction. In the event of conversion upon the Maturity Date, the conversion price of the Notes shall be equal to the quotient obtained by dividing $15 million by the aggregate number of outstanding shares of the Company’s Common Stock, measured on a fully-diluted basis, on the date immediately preceding the Maturity date. Furthermore, upon automatic conversion due to the Maturity date, the holders shall receive five-year warrants to purchase the number of common shares into which the Notes are convertible and such warrants shall have a conversion price equal to the Maturity Conversion Price.

The net proceeds from the Private Placement were used for general corporate purposes. The Company relied on the exemption from registration under Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D for purposes of the Private Placement.

The foregoing description of the terms of the Bridge Note Subscription Agreement and the Notes does not purport to be complete and is subject to, and qualified in its entirety by reference to the Bridge Note Subscription Agreement and the Notes which are filed herewith as Exhibit 10.29 and Exhibit 10.30, and are incorporated herein by reference.

On October 7, 2015, the Company issued one-year convertible notes payable in the aggregate principal amount of $250,000. The notes bear interest at a rate of 6% per annum. For a period of fifteen (15) business days beginning on the maturity date, at the option of the holder, the principal and any accrued and unpaid interest may be converted into common stock at a conversion price of $0.75 per share. In consideration of the loans, an aggregate of 250,000 shares of common stock were issued by the Company to the purchasers of the notes payable.

On November 10, 2015, the Company issued warrants to purchase an aggregate of 2,400,000 shares of common stock at an exercise price of $0.75 per share to certain founders of Cell Source Limited. The warrants expire on November 10, 2019.

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

Overview

Our wholly-owned subsidiary, Cell Source Israel was founded in 2011 as a privately held company located in Tel Aviv, Israel. Our business is based on over ten (10) years of prominent research at the Weizmann Institute, the commercial arm of Yeda, from whom we license patented technology. Our exclusive, world-wide license provides us with access to certain discoveries, inventions and other intellectual property generated by Dr. Reisner, formerly Head of the Immunology Department at the Weizmann Institute, together with others. Dr. Reisner leads a team at the Weizmann Institute to continue the development of these technologies in order to facilitate the transition of those technologies from the laboratory to clinical trials. Our Scientific Advisory Board is chaired by Dr. Terry Strom, Professor of Medicine and Surgery at Harvard Medical School and Director of The Transplant Institute at Beth Israel Deaconess Medical Center, the founding President of the American Society of Transplantation, from which he received a Lifetime Achievement Award, and past President of the Clinical Immunology Society.  Its other members include Dr. Robert Negrin, Director of Bone and Marrow Transplantation and Professor of Medicine at Stanford University who is a past President of the American Society of Bone and Marrow Transplantation and the International Society of Cellular Therapy; Dr. Steven Burakoff, Director of the Tisch Cancer Institute at Mount Sinai Medical Center, Professor of Cancer Medicine at the Icahn School of Medicine, past Professor of Medicine at Harvard Medical School and Director of the NYU Cancer Institute, who won the American Association of Immunologists Lifetime Achievement Award; Dr. Herman Waldman, Department Head and Professor Emeritus of Pathology and Head of the Therapeutic Immunology Group at Oxford Medical School, former Cambridge  Immunology Professor and SCRIP Lifetime Achievement Award winner; and Dr. Hermann Einsele, Professor and Director of Internal Medicine at Julius Maximilian University, Würzburg, Germany, a former visiting professor at the Fred Hutchinson Cancer Research Center in Seattle, Director of the German and member of the European Blood and Marrow Transplantation Groups.

Our lead prospective product is our patented Veto Cell immune system management technology, which is an immune tolerance biotechnology that enables the selective blocking of immune responses. The Company’s target indications include: lymphoma, multiple myeloma and BCLL (a form of leukemia), facilitating transplantation acceptance (initially bone -marrow transplantation and subsequently organ transplantation), and ultimately treating a variety of non-malignant diseases.

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

Cell Source is actively exploring collaborations with larger biopharmaceutical firms where Veto Cell technology can significantly enhance the efficacy of cell therapy treatments for a variety of indications. This may allow Cell Source to complement the development of its own treatment candidates with parallel development with partners, thus multiplying the potential impact of this technology in the clinic.

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

Please note that steps 12-15 can be conducted in parallel with some of the steps above. In the case of Cell Source and other firms that treat terminal patients with either rare diseases or those for which there is currently no effective treatment, or where preclinical studies indicate a reasonable expectation to increase life expectancy and survival rates by a substantive margin, several of these steps can be combined and or shortened, subject to regulatory discretion. For example, Phase I and II (safety and efficacy) can be combined in a single concurrent step; approvals for subsequent steps can be accelerated; in some countries patients can already be treated commercially after the end of Phase II, foregoing the requirement for Phase III data as a prerequisite.

Although we have provided estimated timeframes for each step above, no assurances can be made that such timeframes are accurate or that they would not be delayed for one or more reasons. At any stage of a human clinical trial, there could be problems with either safety or efficacy of treatment. In these instances the Company could be required to reformulate the treatment and proceed with additional patients, which could involve a delay of months or years, depending on whether we would have to seek approval from the very beginning of the approval process. There can also be a delay of up to 1 to 2 years between phases of a human clinical trial, as the regulator may wish to take additional time to review the approval of a subsequent stage. Furthermore, if a significant modification to the treatment is required, the application process begins again from the very first stage. If the treatment is not effective at all or if it’s harmful to patients, even after modifications are made, it is possible that the trials may be halted completely and the product candidates permanently withdrawn. While the timescales presented here are representative of the typical experience, there is no assurance that there will not be significant delays at any stage or step in the process or a complete failure of trials.

The specific detailed next steps the company must take to get the treatments or products to market include the following:

We have not submitted any drug applications to the FDA and do not have anything pending for approval with the FDA. Cell Source itself has not had any contact with any regulator anywhere regarding treatment approvals or clinical trials associated with regulatory approvals. We are aware that a hospital in Italy in May, 2014 independently requested and in September, 2014 received approval to conduct a trial with the same protocol that we plan to use, but we are not mentioned in the application nor in the approval. However, we may indirectly benefit from the outcome of the trial, if successful, although we are not the sponsor of this trial. There are no written or verbal agreements between the hospital and Cell Source regarding the use of the technology. That said, Cell Source is aware and in favor of the hospital plans to use the technology and would of course find a positive initial outcome encouraging. Since the treatment is being done on compassionate grounds as a non-commercial clinical trial, there is no legal requirement for the hospital to obtain approval to use the treatment protocol. The hospital has successfully treated a cancer patient using the Megadose Drug Combination technology that Cell Source exclusively licenses from Yeda Research & Development Ltd., commercial arm of the Weizmann Institute of Science.  While Cell Source is not a sponsor of the trial, the results provide a positive initial indication with respect to the technology. The patient received a bone marrow transplantation from a haploidentical or “mismatched” donor under a reduced intensity conditioning regimen (i.e., a relatively low level of immune suppression treatment). There was successful initial engraftment of the transplantation in the absence of GVHD.

For the Veto Cell application for reducing rejection in Bone Marrow Transplants, Cell Source expects to commence Phase I/II human clinical studies in Italy, Germany and the US starting sometime in 2017.  Cell Source anticipates that Phase I/II studies will last until 2019 or 2020. These would be followed by completion of Phase II and Phase III, which would last another 2-3 years each, so that full approval, if successful, would be expected sometime in 2025. In Germany there is a possibility of approval for commercial use on a “compassionate grounds” basis at the end of Phase II, which could take place by 2023. In the US, Cell Source plans to commence the IND approval process with the FDA in 2016, which could last until between 2021 and 2024. Cell Source also aspires to enter into a collaboration with respect to combining CAR-T cell therapy with Veto Cell therapy and commence pre-clinical proof of concept trials in 2016. If successful, this could lead to a commencement of a combined FDA trail in 2017 or 2018 and could last until 2025 or 2026.

It is possible that Cell Source treatments could qualify for any or all of Fast Track, Breakthrough Therapy, Accelerated Approval and Priority Review designation under the FDA, which would hasten their approval if successful.

The costs for each step of development, in terms of clinical trials, are delineated below:

Cell Source estimates the cost of clinical trials alone to be up to $5-10 million in each of the coming two years and another $25-50 million in order to reach commercialization for both the Anti-rejection  Veto Cell and the Veto Cell + CAR-T cell products. This would mean that Cell Source will need to secure one or more significant capital infusions in order to reach the point that meaningful revenues could be generated.

Cell Source will require additional financing for any and all of the steps described above.

Recent Developments

On October 7, 2015, the Company issued one-year convertible notes payable in the aggregate principal amount of $250,000. The notes bear interest at a rate of 6% per annum. For a period of fifteen (15) business days beginning on the maturity date, at the option of the holder, the principal and any accrued and unpaid interest may be converted into common stock at a conversion price of $0.75 per share. In consideration of the loans, an aggregate of 250,000 shares of common stock, with an aggregate issuance date value of $71,400, were issued by the Company to the purchasers of the notes payable and were recorded as a debt discount with a corresponding credit to equity. In connection with the Company’s sequencing policy, the conversion options of the notes, with an aggregate issuance date value of $600, were determined to be derivative liabilities.

From November 2015 to March 2016, the Company closed on an aggregate of $722,500 in principal amount of convertible notes to investors, which are payable eighteen (18) months from the date of issuance (the “Maturity Date”) and bear interest at a rate of 10% per annum (the “10% Convertible Notes”). The 10% Convertible Notes shall be automatically converted into shares of the Company’s common stock upon the earlier of (i) the closing of an offering of equity securities pursuant to which the Company receives an aggregate of at least $5,000,000 in gross proceeds (“Qualified Financing”); (ii) the closing of a strategic transaction (including but not limited to the Company’s entry into a joint venture or partnership agreement or the sublicensing of the Company’s intellectual property) pursuant to which the Company, directly or indirectly, receives, or expects to receive within eighteen months, cash, assets or other consideration with a total aggregate value of at least $4,000,000 (“Strategic Transaction”); or (iii) the Maturity Date of the 10% Convertible Notes. In the event the 10% Convertible Notes are converted upon the occurrence of a Qualified Financing (the “QF Conversion Shares”), the conversion price of the 10% Convertible Notes shall be the lesser of (i) seventy percent (70%) of the price per share or per unit (assuming the unit includes one share of common stock or the price per unit divided by the number of shares of common stock underlying such unit) at which the Company sells its securities in a Qualified Financing; or (ii) $0.75. The QF Conversion Shares shall be subject to a prohibition from any sale, pledge or transfer for a period of six (6) months from the date of the closing on which the Company generates aggregate gross proceeds under the Qualified Financing of at least $5,000,000. In the event the 10% Convertible Notes are converted upon the occurrence of a Strategic Transaction (the “ST Conversion Shares”), the conversion price of the 10% Convertible Notes shall be equal to $0.75. In addition, upon conversion of the 10% Convertible Notes following the occurrence of a Qualified Financing or a Strategic Transaction, each holder of a 10% Convertible Note shall automatically receive five-year warrants to purchase that number of shares of common stock into which the 10% Convertible Notes are convertible and such warrants shall have an exercise price equal to one hundred ten percent (110%) of the per-share or per unit (assuming the unit includes one share of common stock or the price per unit divided by the number of shares of common stock underlying such unit) at which the Company sells its securities in a Qualified Financing or $0.825 in the case of a Strategic Transaction, as applicable. The ST Conversion Shares shall be subject to a prohibition from any sale, pledge or transfer for a period of six (6) months from the date of the closing of a Strategic Transaction. In the event the 10% Convertible Notes are automatically converted upon the Maturity Date, the conversion price of the 10% Convertible Notes shall be equal to the quotient obtained by dividing $15 million by the aggregate number of outstanding shares of the common stock, measured on a fully-diluted basis, excluding certain shares, on the date immediately preceding the Maturity Date (the “Maturity Conversion Price”). In addition, in the event of an automatic conversion of the 10% Convertible Notes upon the Maturity Date, the holder shall automatically receive five-year warrants to purchase that number of common stock into which the 10% Convertible Notes are convertible and such warrants shall have an exercise price equal to the Maturity Conversion Price.

In January 2016, the Company issued a convertible note payable in the principal amount of $250,000 to an investor who advanced the funds to the Company in January 2015. The note matures on July 27, 2016 and bears interest at a rate of 10% per annum, beginning from the date the funds were advanced. The note shall be automatically converted into shares of the Company’s common stock upon the earlier of (i) the closing of an offering of equity securities pursuant to which the Company receives an aggregate of at least $5,000,000 in gross proceeds (“Qualified Financing”); or (ii) the maturity date. In the event the note is converted upon the occurrence of a Qualified Financing (the “QF Conversion Shares”), the conversion price of the note shall be the lesser of (i) seventy percent (70%) of the price per share or per unit (assuming the unit includes one share of common stock or the price per unit divided by the number of shares of common stock underlying such unit) at which the Company sells its securities in a Qualified Financing; or (ii) the quotient obtained by dividing $35,000,000 by the aggregate number of outstanding shares of the common stock, measured on a fully-diluted basis, excluding certain shares, on the date immediately preceding the Qualified Financing. The QF Conversion Shares shall be subject to a prohibition from any sale, pledge or transfer for a period of six (6) months from the date of the closing on which the Company generates aggregate gross proceeds under the Qualified Financing of at least $5,000,000. In addition, upon conversion of the note following the occurrence of a Qualified Financing, the holder shall automatically receive five-year warrants to purchase that number of shares of common stock into which the note is convertible and such warrants shall have an exercise price equal to the lesser of (i) seventy percent (70%) of the price per share or per unit (assuming the unit includes one share of common stock or the price per unit divided by the number of shares of common stock underlying such unit) at which the Company sells its securities in a Qualified Financing; or (ii) $0.75. In the event the note is automatically converted upon the maturity date, the conversion price of the note shall be equal to the quotient obtained by dividing $20,000,000 by the aggregate number of outstanding shares of the common stock, measured on a fully-diluted basis, excluding certain shares, on the date immediately preceding the maturity date (the “Maturity Conversion Price”). In addition, in the event of an automatic conversion of the note upon the maturity date, the holder shall automatically receive five-year warrants to purchase that number of common stock into which the note is convertible and such warrants shall have an exercise price equal to the Maturity Conversion Price.

On March 8, 2016, the Company issued six-month notes payable in the aggregate principal amount of $600,000 which bear interest at a rate of 10% per annum. In connection with the note issuances, the Company issued immediately vested warrants to purchase an aggregate of 300,000 shares of common stock at an exercise price of $0.75 per share. The warrants contain a provision that provides the Company with an option, prior to the expiration date, to redeem all of the warrants then outstanding upon not less than thirty (30) days nor more than (60) days notice to the applicable holder, at a redemption price of $0.01 per share, subject to the conditions that: (i) there is an effective registration statement covering the resale of the underlying shares of common stock and (ii) the common stock has traded for twenty (20) consecutive days with a closing price of at least $2.50 per share with an average trading volume of 100,000 shares per day. The warrants expire on March 25, 2019.

On March 29, 2016, the Company exercised its option pursuant to an October 3, 2011 exclusive option agreement with Yeda such that, effective immediately, it now exclusively licenses organ regeneration technology from Yeda.

Consolidated Results of Operations

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014

The following table presents selected items in our consolidated statements of operations for the years ended December 31, 2015 and 2014, respectively:

	For the Year Ended
	December 31,
	2015	2014

Revenues	$-	$-

Operating Expenses
Research and development	392,925	806,157
Research and development - related party	829,970	1,012,464
Selling, general and administrative	1,097,580	2,235,445

Total Operating Expenses	2,320,475	4,054,066

Loss From Operations	(2,320,475)	(4,054,066)

Other Income (Expense)
Change in fair value of derivative liabilities	208,250	(2,739)
Interest expense	(35,612)	(674)
Amortization of debt discount	(310,200)	-
Amortization of deferred financing costs	(46,068)	-

Total Other Expense	(183,630)	(3,413)

Net Loss	$(2,504,105)	$(4,057,479)

Research and Development

Research and development expense was $1,222,895 and $1,818,621 for the years ended December 31, 2015 and 2014, respectively, a decrease of $595,726, or 33%, primarily because the proceeds from our 2014 equity financing permitted us to expand our research and development expenses, including expenses associated with key patents entering the National Phase in a number of countries around the world, whereas we are currently cash constrained due to our limited funds.

Selling, General and Administrative

Selling, general and administrative expense was $1,097,580 and $2,235,445 for the years ended December 31, 2015 and 2014, respectively, a decrease of $1,137,865, or 51%, primarily as a result of stock-based compensation expense associated with warrants earned by our founders during 2014 and reduced legal and professional fees associated with our Share Exchange transaction, which was prepared for and closed in 2014.

Change in Fair Value of Derivative Liability

The change in fair value of derivative liability for the years ended December 31, 2015 and 2014, was a gain of $208,250 and a loss of $2,739, respectively, which represents the change in fair value of the warrants and conversion options that were deemed to be derivative liabilities.

Interest Expense

Interest expense for the years ended December 31, 2015 and 2014, was $35,612 and $674, respectively, an increase of $34,938, or 5,184%, due to an increase in notes payable outstanding during 2015.

Amortization of Debt Discount

Amortization of debt discount was $310,200 and $0 for the years ended December 31, 2015 and 2014, respectively, which is associated with warrants and conversion options issued in connection with notes payable.

Amortization of Deferred Financing Costs

Amortization of deferred financing costs was $46,068 and $0 for the years ended December 31, 2015 and 2014, respectively, which is associated with costs incurred in connection with our debt offerings.

Liquidity and Going Concern

We measure our liquidity in a number of ways, including the following:

	December 31,
	2015	2014

Cash	$6,944	$19,480
Working capital deficiency	$(5,711,374)	$(3,785,855)

We have not generated any revenues since our inception, we have recurring net losses, we have a working capital deficiency as of December 31, 2015 of approximately $5,711,000, and we have used cash in operations of approximately $2,001,000, and $3,120,000 during the years ended December 31, 2015 and 2014, respectively. Subsequent to December 31, 2015, we have raised an aggregate of $990,000 through debt financing. These conditions raise substantial doubt about our ability to continue as a going concern. Based on our current resources, we will not be able to continue to operate without additional immediate funding.

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

During the years ended December 31, 2015 and 2014, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the years ended December 31, 2015 and 2014 in the amounts of $2,000,610 and $3,119,662, respectively. The net cash used in operating activities for the year ended December 31, 2015 was primarily due to cash used to fund a net loss of $2,504,105, adjusted for net non-cash expenses in the aggregate amount of $284,762, partially offset by $218,733 of net cash provided due to changes in the levels of operating assets and liabilities, primarily as a result of increases in accounts payable and accrued expenses, due to cash constraints during the period. The net cash used in operating activities for the year ended December 31, 2014 was primarily due to cash used to fund a net loss of $4,057,479, adjusted for net non-cash expenses in the aggregate amount of $947,494, and $9,677 of cash used to fund changes in the levels of operating assets and liabilities, primarily as a result of payments to vendors due to improved cash availability.

Net Cash Used in Investing Activities

Net cash used in investing activities was $2,582 for the year ended December 31, 2014, which was related to purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the years ended December 31, 2015 and 2014 was $1,988,074 and $3,112,846, respectively. The net cash provided by financing activities during the year ended December 31, 2015 was attributable to $1,577,500 of proceeds from the issuance of notes payable and $450,000 of proceeds received in connection with a convertible note offering prior to closing, partially offset by the repayment of $39,426 of debt issuance costs. The net cash provided by financing activities during the year ended December 31, 2014 was attributable to $3,112,846 of net proceeds from our private placement (gross proceeds of $3,067,996 less $55,150 of issuance costs) and $100,000 of proceeds from the issuance of notes payable.

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

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in our consolidated financial statements as of December 31, 2015 and 2014. We do not expect any significant changes in our unrecognized tax benefits within twelve months of the reporting date.

Our policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of operations. There were no amounts accrued for interest or penalties for the years ended December 31, 2015 and 2014.

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

The accounting treatment of derivative financial instruments requires that we record the embedded conversion option and warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. We reassess the classification of our derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. As a result of entering into warrant agreements, for which such instruments contained a variable conversion feature with no floor, we have adopted a sequencing policy in accordance with ASC 815-40-35-12 whereby all future instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees or directors.

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

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The FASB issued this ASU as part of its ongoing Simplification Initiative, with the objective of reducing complexity in accounting standards. The amendments in ASU 2015-17 require entities that present a classified balance sheet to classify all deferred tax liabilities and assets as a noncurrent amount. This guidance does not change the offsetting requirements for deferred tax liabilities and assets, which results in the presentation of one amount on the balance sheet. Additionally, the amendments in this ASU align the deferred income tax presentation with the requirements in International Accounting Standards (IAS) 1, Presentation of Financial Statements.  The amendments in ASU 2015-17 are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We are currently evaluating ASU 2016-02 and its impact on our consolidated financial statements.

We have evaluated all new accounting standards that are in effect and may impact our consolidated financial statements and do not believe that there are any other new accounting standards that have been issued that might have a material impact on our financial position or results of operations.

Significant Factors, Assumptions, and Methodologies Used in Estimating Fair Value of Common Stock

We performed valuations to estimate the fair value of our common stock during the years ended December 31, 2015 and 2014. To determine the value of our common stock, we considered the following three possible valuation methods (1) the income approach, (2) the market approach and the (3) cost approach to estimate our enterprise value.

The income approach focuses on the income-producing capability of a business by estimating value based on the expectation of future cash flows that a company will generate - such as cash earnings, cost savings, tax deductions, and the proceeds from disposition. These cash flows are discounted to the present using a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation, and risks associated with the particular investment. The selected discount rate is generally based on rates of return available from alternative investments of similar type, quality, and risk.

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

We selected the market approach to estimate the fair value of our common stock as we sold notes payable to third parties convertible into shares of common stock in 2015 and sold shares of common stock to third parties in 2014.

Using an option pricing method and the relative fair values, we derived the implied equity value for the common stock based as follows:

	Year Ended December 31, 2015			Year Ended December 31, 2014
	Common Stock	Fair	Allocation	Common Stock	Fair	Allocation
	Equivalents	Value	%	Equivalents	Value	%

Common stock	443,333	$332,500	52%	4,090,661	$3,067,996	57%
Warrants	443,333	$311,480	48%	4,090,661	$2,320,054	43%

	Relative fair value			Relative fair value
	of the common stock		$0.39	of the common stock		$0.43

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles.

In connection with the preparation of this Annual Report, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our Principal Executive and Financial Officer, and effected by the Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and the disposition of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations of the Effectiveness of Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

No Attestation Report of Registered Public Accounting Firm

This Annual Report does not contain an attestation report of our independent registered public accounting firm regarding internal control over financial reporting since the rules for smaller reporting companies provide for this exemption.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Below are the names and certain information regarding the Company’s executive officers and directors:

Name	Age	Title(s)

Dennis Brown	66	Director (Chairman)
Itamar Shimrat	56	Chief Executive Officer, Chief Financial Officer and Director
Yoram Drucker	50	Director
David Zolty	66	Director
Ben Friedman	57	Director

Dr. Dennis M. Brown, PhD, was elected Director of the Company on June 30, 2014 and as Chairman of the Board on May 18, 2015.  Dr. Brown became the Chair of our Audit Committee in September 2015.  Dr. Brown is a founder and Chief Scientific Officer and director of Del Mar Pharmaceuticals (BC) Ltd. a subsidiary of DelMar Pharmaceuticals, Inc. (OTCQB: DMPI) to which he serves as a director and Chief Scientific Officer. Dr. Brown has more than thirty years of drug discovery and development experience. Since 2000 to the present, Dr. Brown has served as Chairman of Mountain View Pharmaceutical's Board of Directors and is the President of Valent. Dr. Brown has focused over the past 5 years on the development of DelMar Pharmaceuticals, serving as its Chief Scientific Officer since January 25, 2013 and Director since February 11, 2013. His extensive technical expertise, successful track record as an inventor, executive and director in the field of medical technology position him as an authoritative voice on the scientific, intellectual property, finance and commercialization and well as general management issues for Cell Source both now and in the future. In 1999 he founded ChemGenex Therapeutics, which merged with a publicly traded Australian company in 2004 to become ChemGenex Pharmaceuticals (ASX: CXS/NASDAQ: CXSP), of which he served as President and a Director until 2009. He was previously a co-founder of Matrix Pharmaceutical, Inc., where he served as Vice President (VP) of Scientific Affairs from 1985-1995 and as VP, Discovery Research, from 1995-1999. He also previously served as an Assistant Professor of Radiology at Harvard University Medical School and as a Research Associate in Radiology at Stanford University Medical School. He received his B.A. in Biology and Chemistry (1971), M.S. in Cell Biology (1975) and Ph.D. in Radiation and Cancer Biology (1979), all from New York University. Dr. Brown is an inventor of about 34 issued U.S. patents and applications, many with foreign counterparts. Dr. Brown’s scientific knowledge and experience qualifies him to serve on our Board of Directors.

Itamar Shimrat, CEO, CFO and Director, is a Canadian businessman and a founding member of Cell Source Israel. Since Cell Source Israel’s inception, Mr. Shimrat served as a Director, Chief Financial Officer and, in October 2013, he was appointed Chief Executive Officer. From March 2009 through September 2011, Mr. Shimrat served as Chief Financial Officer and Director of Rainbow Energy Ltd. From September 2011 through October 2013, Mr. Shimrat served as Chief Financial Officer and Director of Cell Source Ltd. From August 2012 to present, Mr. Shimrat served as Director of Step Up - Olim Madrega Inc. From October 2013 to present, Mr. Shimrat served as Chief Executive Officer and Director of Cell Source Ltd.. Previously, Mr. Shimrat served as an Executive Vice President at First International Bank of Israel from March, 2005 until April, 2008. Prior to 2008, he served as a senior manager at McKinsey& Company’s Tel Aviv office after having being elected Partner at Mitchell Madison Group and consulting for Bain & Co. Mr. Shimrat led major profit improvement programs for leading corporations ranging from American Express and Barclays to El Al Airlines. He has been a Director of two private companies: Rainbow Energy Ltd., a company in the renewable energy industry, and Step Up - Olim Madrega Ltd., a company in the wheelchair industry, and also was on the Allocations Committee of Matan, a leading Israeli philanthropic organization. He holds an MBA with Distinction from the Ivey Business School of the University of Western Ontario in Canada. Itamar brings to Cell Source significant knowledge and experience in the area of corporate finance. He also has extensive experience working in foreign environments and cultures and possesses distinctive oral and written presentation skills. This positions him to be effective in both financing and corporate development both domestically and internationally.

David Zolty has been a Director of Cell Source Israel since November, 2011 and of our Board of Directors since June 30, 2014, and is a Canadian businessman who has owned and managed various Canadian enterprises since 1968. From more than five years prior through the present, Mr. Zolty served as Director of Management and Administration for Hightower Investments. In the mid 1970’s David was one of the founders of TNT Appliances, a coin laundry and appliance sales and service company, primarily serving the Canadian burgeoning multi-family apartment industry. The company grew to be the second largest coin laundry in Canada and was sold in and about 2002. While owning and managing TNT, David was also involved in many real estate acquisitions both through TNT and the Zolty family real estate portfolio. Upon David’s father Morris Zolty’s retirement, David took a larger role in the Zolty family business where David currently holds a 12% ownership interest and has served in various roles therein for more than 5 years. David has received an honors BA and has done his post graduate work at the University of Toronto in the field of Religious Studies. He is also involved in a number of local charities and is a long standing board member of Camp Agudah Toronto, a children’s summer camp which have facilities at Port Carling, Ontario. His extensive business experience and community involvement are an asset to Cell Source.

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

Yoram Drucker, a Director, is an Israeli entrepreneur who has previously been involved in the development of two successful cell therapy technology firms.  Mr. Drucker became a member of our Audit Committee in September 2015 and is the audit committee financial expert.  From March 2009 through September 2011, Mr. Drucker served as Chief Executive Officer and Chairman of Rainbow Energy Ltd. From September 2011 through October 2013, Mr. Drucker served as Chief Executive Officer until October 2013 and Chairman of Cell Source Ltd. From October 2013 until May 20159, Mr. Drucker served as Chairman of Cell Source Ltd. He was a founding member of the cell stem therapy company Brainstorm (NASDAQ: BCLI). He served as COO in 2004 and CEO from 2005 to 2007. He was also among the founders of Pluristem (listed on the NASDAQ), also a cell therapy company, and was a Director in 2004 and 2005. In 2007 he was a seed investor and VP Business Development in a renewable energy technology firm called Millennium Electric TOU Ltd. Since March 2008 he was a Director of a private renewable energy company called Rainbow Energy, where he actively served as CEO from then until November of 2011. From 1996 to 2003 he served as business and marketing consulting and campaign execution in varied industries ranging from real estate development to insurance. He is an honors graduate of the Abudi College of Advertising and Marketing. Yoram brings significant experience in capital markets in the US and in developing Israeli based cell therapy companies from inception through financing over-the-counter and commencing clinical trials. His understanding of both the financial and the technical side of early stage corporate development has and will continue to be of great value to Cell Source.

The Company’s directors are elected at the annual meeting of shareholders to hold office until the annual meeting of shareholders for the ensuing year or until their successors have been duly elected and qualified. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

Board Leadership Structure and Role in Risk Oversight

Due to the small size and early stage of the Company, we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined. Dr. Brown serves as the Chairman whereas Mr. Shimrat will serve as the Chief Executive Officer.

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

Board Meetings and Attendance

During the year ended December 31, 2015, the Company held nine meetings of the Board of Directors. All of our Directors were present at the meetings.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

In September 2015, the Board of Directors approved the formation of the Audit Committee of the Board of Directors that operates under a charter that has been approved by the Board of Directors. The Audit Committee of the Board of Directors is responsible for overseeing our accounting and financial reporting processes and the audits of our financial statements. The members of the Audit Committee are Messrs. Brown (Chair) and Drucker.

The Board of Directors has determined that Mr. Drucker is an “audit committee financial expert,” as that is defined in Item 407(d)(5) of Regulation S-K Mr. Drucker is an “independent director” based on the definition of independence in Listing Rule 5605(a)(2) of The Nasdaq Stock Market.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, during the fiscal year ended December 31, 2015, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except that a Form 4 for Yoram Drucker and Itamar Shimrat was filed late, resulting in one transaction not being reported on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth all compensation earned in respect of the Company’s principal executive officer (“PEO”) for 2015 and 2014:

Name and				Stock	Option		All Other
Principal Position	Year	Salary	Bonus	Awards	Awards		Compensation	Total

Itamar Shimrat	2015	$181,198	$-	$-	$212,000	(1)	$-	$393,198
Chief Executive Officer	2014	$168,909	$-	$-	$-		$-	$168,909

(1)
On November 10, 2014, in connection with the effectiveness of the registration statement, the Company became obligated to issue to certain founders of Cell Source Limited (including Itamar Shimrat) five-year warrants to purchase an aggregate of 3,000,000 shares of common stock at an exercise price of $0.75 per share. The warrants were issued during the year ended December 31, 2015. The amount above represents the grant date fair value of the warrant to purchase 750,000 shares of common stock issued to Itamar Shimrat during the years ended December 31, 2015, calculated in accordance with FASB ASC Topic 718. For a detailed discussion of the assumptions used in estimating fair values, see Note 4 – Fair Value in the notes that accompany our consolidated financial statements.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on outstanding equity awards as of December 31, 2015 to the Named Executive Officers:

	Option Awards					Stock Awards
Equity
incentive
plan
								Equity	awards:
								incentive	Market or
			Equity					plan	payout
			incentive					awards:	value of
			plan awards:					Number of	unearned
	Number of	Number of	Number of			Number	Market	unearned	shares,
	securities	securities	securities			of shares	value of	shares,	units or
	underlying	underlying	underlying			or units of	shares of	units or	other
	unexercised	unexercised	unexercised	Option	Option	stock that	units	other rights	rights
	options	options	unearned	exercise	expiration	have not	that have	that have	that have
Name	exercisable	unexercisable	options	price	date	vested	not vested	not vested	not vested

Itamar Shimrat	750,000	-	-	$0.75	11/10/2019	-	$-	-	$-

Director Compensation

The following table sets forth certain information concerning the compensation of our non-employee directors for the fiscal year ended December 31, 2015:

						Change in
						Present Value
						and
		Fees				Nonqualified
		Earned or				Deferred
		Paid In	Stock	Option		Compensation	All Other
	Year	Salary	Awards	Awards		Earnings	Compensation	Total

Dennis Brown	2015	$750	$-	$-		$-	$-	$750
Yoram Drucker	2015	$750	$-	$155,500	(1)	$-	$-	$156,250
David Zolty	2015	$750	$-	$-		$-	$-	$750
Ben Friedman	2015	$-	$-	$-		$-	$-	$-

(1)
On November 10, 2014, in connection with the effectiveness of the registration statement, the Company became obligated to issue to certain founders of Cell Source Limited (including Yoram Drucker) five-year warrants to purchase an aggregate of 3,000,000 shares of common stock at an exercise price of $0.75 per share. The warrants were issued during the year ended December 31, 2015. The amount above represents the grant date fair value of the warrant to purchase 550,000 shares of common stock issued to Yoram Drucker during the years ended December 31, 2015, calculated in accordance with FASB ASC Topic 718. For a detailed discussion of the assumptions used in estimating fair values, see Note 4 – Fair Value in the notes that accompany our consolidated financial statements.

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

Name and Address of Beneficial Owner (11)	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (2)

Directors and Officers:
Yoram Drucker, Director	1,125,004	(3)	4.60%
Itamar Shimrat, Chief Executive Officer, Chief Financial Officer and Director	1,226,584	(4)	4.99%
David Zolty, Director	1,108,318	(5)	4.63%
Ben Friedman, Director (6)	4,383,344	(7)	18.32%
Dennis Brown, Director (Executive Chairman)	200,000	(8)	*

All directors and executive officers as a group (5 persons)	8,043,250		31.86%

Yeda Research & Development Co. Ltd. P.O. Box 95 Rehovot, 76100, Israel	1,195,861	(9)	4.99%
Yair Reisner 4 Mazal Keshet Street Old Jaffa, 68037 Israel	1,195,861	(10)	4.99%

*   less than 1%

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of April 8, 2016 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Based on 23,929,256 shares issued and outstanding as of April 8, 2016.
(3)	Includes a five-year warrant to purchase 550,000 shares of common stock with an exercise price of $0.75 per share.
(4)	Includes 651,580 shares of a five-year warrant to purchase 750,000 shares of common stock with an exercise price of $0.75 per share, which warrant is subject to a 4.99% conversion limitation.
(5)	Includes a five-year warrant to purchase 12,500 shares of common stock with an exercise price of $0.75 per share.
(6)	Mr. Friedman’s beneficial ownership includes shares beneficially owned by his wife, Phyllis Friedman.
(7)	Excludes a five-year warrant to purchase 50,000 shares of common stock with an exercise price of $0.75 per share, which warrant is subject to a 4.99% conversion limitation.
(8)	Includes a five-year warrant to purchase 100,000 shares of common stock with an exercise price of $0.75 per share.
(9)	Includes 35,889 shares of a five-year warrant to purchase 1,995,376 shares of common stock with an exercise price of $0.001 per share, which warrant is subject to a 4.99% conversion limitation.
(10)	Includes 35,889 shares of a five-year warrant to purchase 48,459 shares of common stock with an exercise price of $0.001 per share, which warrant is subject to a 4.99% conversion limitation.
(11)	Except as otherwise indicated, the address of each beneficial owner is c/o Cell Source, Inc., 5 Kineret Street, Bnei Brak, Israel 5126237.

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

In September 2011 and in connection with securing the Yeda License Agreement, Cell Source Israel issued to Yeda and Dr. Reisner Ordinary Shares representing 26% of the then issued and outstanding CSL Ordinary Shares. Cell Source Israel also granted Yeda and Dr. Reisner anti-dilution protections against dilution under 26% of the issued and outstanding CSL Ordinary Shares that would result from issuances pursuant to any capital raises by Cell Source of up to $3,500,000. In connection with the aggregate $3,500,000 subsequently raised by Cell Source Israel pursuant to the Loan Agreements (as defined below), the Note Exchange, the Bridge Exchange (as defined below) and the Private Placement, Yeda and Dr. Reisner exercised their anti-dilution rights. Pursuant to this anti-dilution protection Yeda and Dr. Reisner were entitled to issuances, in the form of any combination of CSL Ordinary Shares and warrants to purchase CSL Ordinary Shares at par value, at their election. Accordingly, in September 2011, Cell Source Israel issued 239,142 CSL Ordinary Shares and warrants to purchase 1,995,376 CSL Ordinary Shares at par value to Yeda and 807,314 CSL Ordinary Shares and warrants to purchase 48,459 CSL Ordinary Shares at par value to Dr. Reisner.

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

During the year ended December 31, 2014, the Company issued two six-month notes payable in the aggregate principal amount of $100,000 to the Company’s Chief Executive Officer. The notes bear interest at a rate of 6% per annum payable at maturity. On June 1, 2015, the Company entered into a letter agreement with the Company’s Chief Executive Officer to extend the maturity dates of two promissory notes with an aggregate principal balance of $100,000 from May 2015 to October 30, 2015. On November 12, 2015, the Company entered into a letter agreement with the Company’s CEO to extend the maturity dates of the two promissory notes with an aggregate principal balance of $100,000 to March 31, 2016. Subsequent to December 31, 2015, the Company repaid a note payable in the principal amount of $50,000 to the Company’s CEO. Subsequent to December 31, 2015, the Company extended the maturity date of the note payable to the Company’s CEO in the principal amount of $50,000 from March 31, 2016 to September 30, 2016.

For the year ended December 31, 2015, the Company recorded a charge to operations of approximately $830,000, related to its research and license agreement with Yeda. At December 31, 2015, approximately $208,000 was accrued and is payable to Yeda. On March 29, 2016, the Company exercised its option pursuant to an October 3, 2011 exclusive option agreement with Yeda such that, effective immediately, it now exclusively licenses organ regeneration technology from Yeda.

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

On November 10, 2015, the Company issued warrants to purchase an aggregate of 2,400,000 shares of common stock at an exercise price of $0.75 per share to certain founders of Cell Source Limited. The warrants expire on November 10, 2019.

Director Independence

None of our directors are independent, as that term is defined under the Nasdaq Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of fees for professional services rendered by our independent registered public accounting firm for the years ended December 31, 2015 and 2014:

	For the Years Ended
	December 31,
	2015	2014

Audit fees	$111,000	$106,000
Tax fees	3,605	-
All other fees	-	-
	$114,605	$106,000

Audit fees represent fees for professional services performed for the audit of our annual financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

All other fees consist of fees billed for all other services.

The Audit Committee is responsible for the appointment, compensation and oversight of the work of the independent registered public accountants, and approves in advance any services to be performed by the independent registered public accountants, whether audit-related or not. The Audit Committee reviews each proposed engagement to determine whether the provision of services is compatible with maintaining the independence of the independent registered public accountants. The fees shown above were preapproved either by our Board or our Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements

See Index to Financial Statements immediately following the signature page of this Annual Report.

Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits

The following exhibits are included as part of this Annual Report:

Exhibit
Number	Description

2.1 (1)	Share Exchange Agreement, dated June 30, 2014, by and between Cell Source, Ltd., and Ticket to See, Inc.
3.1 (1)	Articles of Association of Cell Source Limited, dated August 14, 2011, as amended on November 11, 2013
3.2 (2)	Articles of Incorporation of Ticket to See, Inc., dated June 6, 2012
3.3 (3)	Certificate of Amendment to Articles of Incorporation of Ticket to See, Inc., dated June 23, 2014
3.3 (4)	Certificate of Amendment to Articles of Incorporation of Ticket to See, Inc., dated May 20, 2014
3.4 (2)	Bylaws of Cell Source, Inc., dated June 6, 2012
10.1 (1)	Form of Subscription Agreement
10.2 (1)	Form of Registration Rights Agreement
10.3 (1)	Form of Investor Warrant
10.4 (1)	Form of Consultant Warrant(8)
10.5 (1)	Form of Researcher Company Warrant
10.6 (1)	Form of Company Warrant
10.7 (1)	Form of Lockup Agreement (included in Exhibit 2.1)
10.8 (1)	Research and License Agreement by and between Yeda Research and Development Company Limited and Cell Source Limited, dated October 3, 2011
10.9 (1)	Amendment to Research and License Agreement
10.10 (1)	Evaluation and Exclusive Option Agreement by and between Yeda Research and Development Company Limited and Cell Source Limited, dated Oct. 3, 2011 (included in Exhibit 10.7)
10.11 (1)	Amendment dated April 1, 2014 to Evaluation and Exclusive Option Agreement by and between Yeda Research and Development Company Limited and Cell Source Limited
10.12 (1)	Second Amendment dated June 22, 2014 to Evaluation and Exclusive Option Agreement by and between Yeda Research and Development Company Limited and Cell Source Limited
10.13 (1)	Consulting Agreement by and between Cell Source Limited and Professor Yair Reisner
10.14 (6)	Form of Amendment No. 1 to Registration Rights Agreement
10.15 (7)	Bridge Funding Agreement
10.16 (5)	Third Amendment dated June 22, 2014 to Evaluation and Exclusive Option Agreement by and between Yeda Research and Development Company Limited and Cell Source Limited
10.17 (8)	Form of Consulting Agreement pursuant to which the Company issued warrants to purchase an aggregate of 2,000,000 shares of the Company’s common stock
10.18 (9)	Form of Promissory Note issued to the Company’s Chief Executive Officer
10.19 (10)	Form of March 2015 Promissory Note
10.20 (10)	Form of March 2015 Warrant
10.21 (11)	Form of Note Amendment Letter Agreement
10.22 (11)	Form of May 2015 Note
10.23 (11)	Form of May 2015 Warrant
10.24 (12)	Form of Advisory/Consulting Agreement
10.25 (13)	Zolty Promissory Note

10.26 (13)	Zolty Warrant
10.27 (13)	Form of July 2015 Convertible Promissory Note
10.28 (13)	Form of July 2015 Warrant
10.29	Form of Bridge Note Subscription Agreement
10.30	Form of Convertible Note
10.31	Form of March 2016 Note
10.32	Form of March 2016 Warrant
16.1 (1)	Letter from Paritz & Company, P.A.
21 (14)	Subsidiaries
31.1	Certification of principal executive and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of principal executive and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2014.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 6, 2012.
(3)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 26, 2014.
(4)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 6, 2014.
(5)	Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 19, 2014.
(6)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 8, 2014.
(7)	Incorporated by reference to the Company’s Registration Statement Form S-1/A filed with the Securities and Exchange Commission on September 23, 2014.
(8)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 30, 2014.
(9)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 2, 2014.
(10)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 1, 2015.
(11)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 3, 2015.
(12)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 10, 2015.
(13)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 28, 2015.
(14)	Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 13, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CELL SOURCE, INC.

Dated: April 14, 2016	By:	/s/ Itamar Shimrat
		Name:	Itamar Shimrat
		Title:	Chief Executive Officer and
Chief Financial Officer
(Principal Executive, Financial
and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/s/ Dennis Brown	Chairman	April 14, 2016
Dennis Brown

By:	/s/ Itamar Shimrat	Chief Executive Officer, Chief Financial Officer and Director	April 14, 2016
	Itamar Shimrat	(Principal Executive, Financial and Accounting Officer)

By:	/s/ Ben Friedman	Director	April 14, 2016
Ben Friedman

By:	/s/ Yoram Drucker	Director	April 14, 2016
Yoram Drucker

By:	/s/ David Zolty	Director	April 14, 2016
David Zolty

CELL SOURCE, INC. & SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of Cell Source, Inc. & Subsidiary

We have audited the accompanying consolidated balance sheets of Cell Source, Inc. and Subsidiary (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cell Source, Inc. and Subsidiary, as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has had recurring losses, and has a working capital and stockholders' deficit as of December 31, 2015. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Marcum LLP
New York, NY
April 14, 2016

CELL SOURCE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
Assets

Current Assets:
Cash	$6,944	$19,480
Prepaid expenses	71,882	75,424
Deferred financing costs, current portion	124,650	-
Other current assets	134,736	26,074
Total Current Assets	338,212	120,978

Deferred financing costs, non-current portion	28,282	-
Property and equipment, net	1,267	2,127

Total Assets	$367,761	$123,105

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable and accrued expenses, current portion	$586,485	$233,869
Accounts payable and accrued expenses - related parties	214,629	285,415
Accrued compensation	324,672	968,849
Derivative liabilities	3,279,600	2,318,700
Notes payable, net of debt discount of $41,600 at December 31, 2015	708,400	-
Notes payable - related parties, net of debt discount of $19,300 at December 31, 2015	180,700	100,000
Convertible notes payable, current portion, net of debt discount of $89,900 at December 31, 2015	305,100	-
Advances payable	450,000	-
Total Current Liabilities	6,049,586	3,906,833

Convertible notes payable, non-current portion, net of debt discount of $260,550 at December 31, 2015	71,950	-
Accounts payable and accrued expenses, non-current portion	4,474	-

Total Liabilities	6,126,010	3,906,833

Commitments and contingencies	-	-

Stockholders' Deficiency:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2015 and 2014	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 23,929,256 and 23,579,256 shares issued and outstanding at December 31, 2015 and 2014, respectively	23,929	23,579
Additional paid-in capital	4,720,417	4,191,183
Accumulated deficit	(10,502,595)	(7,998,490)
Total Stockholders' Deficiency	(5,758,249)	(3,783,728)

Total Liabilities and Stockholders' Deficiency	$367,761	$123,105

See Notes to the Consolidated Financial Statements

CELL SOURCE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2015	2014

Revenues	$-	$-

Operating Expenses
Research and development	392,925	806,157
Research and development - related party	829,970	1,012,464
Selling, general and administrative	1,097,580	2,235,445

Total Operating Expenses	2,320,475	4,054,066

Loss From Operations	(2,320,475)	(4,054,066)

Other Income (Expense)
Change in fair value of derivative liabilities	208,250	(2,739)
Interest expense	(35,612)	(674)
Amortization of debt discount	(310,200)	-
Amortization of deferred financing costs	(46,068)	-

Total Other Expense	(183,630)	(3,413)

Net Loss	$(2,504,105)	$(4,057,479)

Net Loss Per Share
- Basic and Diluted	$(0.10)	$(0.18)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	25,718,570	22,188,712

See Notes to the Consolidated Financial Statements

CELL SOURCE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2013	14,155,262	$14,155	$3,229,522	$(3,941,011)	$(697,334)

Issuance of common stock and warrants for cash, net [1]	4,090,661	4,091	3,008,755	-	3,012,846

Reclassification of detachable warrants to derivative liabilities	-	-	(1,499,000)	-	(1,499,000)

Ticket to See, Inc. equity at the time of the reverse merger	5,000,000	5,000	(735,200)	-	(730,200)

Stock-based compensation:
- common stock	100,000	100	42,900	-	43,000

Cashless exercise of warrant	233,333	233	(233)	-	-

Reclassification of derivative liabilities to equity	-	-	144,439	-	144,439

Net loss	-	-	-	(4,057,479)	(4,057,479)

Balance - December 31, 2014	23,579,256	$23,579	$4,191,183	$(7,998,490)	$(3,783,728)

Stock-based compensation:
- common stock	100,000	100	39,900	-	40,000
- warrants	-	-	418,184	-	418,184

Common stock issued as debt discount in connection with issuance of convertible notes payable	250,000	250	71,150	-	71,400

Net loss	-	-	-	(2,504,105)	(2,504,105)

Balance - December 31, 2015	23,929,256	$23,929	$4,720,417	$(10,502,595)	$(5,758,249)

[1] Net of $55,150 of issuance costs.

See Notes to the Consolidated Financial Statements

CELL SOURCE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended
	December 31,
	2015	2014
Cash Flows From Operating Activities
Net loss	$(2,504,105)	$(4,057,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	(208,250)	2,739
Amortization of debt discount	310,200	-
Amortization of deferred financing costs	46,068	-
Depreciation	860	455
Stock-based compensation:
Common stock	100,000	43,000
Warrants	35,884	901,300
Changes in operating assets and liabilities:
Prepaid expenses	3,542	(75,424)
Other current assets	(108,662)	37,263
Accounts payable and accrued expenses	323,853	28,484
Net Cash Used in Operating Activities	(2,000,610)	(3,119,662)

Cash Flows From Investing Activities
Purchase of property and equipment	-	(2,582)
Net Cash Used in Investing Activities	-	(2,582)

Cash Flows From Financing Activities
Proceeds from issuance of notes payable	1,577,500	100,000
Payment of debt issuance costs	(39,426)	-
Proceeds from issuance of common stock and warrants, net [1]	-	3,012,846
Proceeds from cash advances	450,000	-
Net Cash Provided by Financing Activities	1,988,074	3,112,846

Net Decrease In Cash	(12,536)	(9,398)

Cash - Beginning	19,480	28,878

Cash - Ending	$6,944	$19,480

Supplemental Disclosures of Cash Flow Information:
Non-cash investing and financing transactions:
Reclassification of warrants to derivative liabilities	$482,300	$1,499,000
Warrants and conversion options issued in connection with issuance of notes payable	$650,150	$-
Reclassification of derivative liability to equity	$-	$144,439
Accrued deferred financing costs	$159,574	$-
Ticket to See, Inc. equity at the time of the reverse merger	$-	$730,200
Common stock issued in connection with issuance of notes payable	$71,400	$-

[1] Net of $55,150 of equity issuance costs paid during the year ended December 31, 2014.

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

Share Exchange and Reorganization

On May 7, 2014, the Board of Directors and the majority stockholder of Ticket to See, Inc. ("TTSI") adopted resolutions approving an amendment (the "Amendment") of the Company's Articles of Incorporation to increase the number of authorized shares. Prior to the Amendment, the authorized shares of the Company consisted of 75,000,000 shares of common stock, $0.001 par value. The Amendment was filed with the Secretary of State of the State of Nevada on May 20, 2014, which increased the number of shares of common stock that the Company is authorized to issue from 75,000,000 shares to 200,000,000 shares. The Company also authorized 10,000,000 shares of preferred stock, par value $0.001, for designation in one or more series, with such designations, preferences and relative, participating, optional, or other special rights and qualifications, limitations, or restrictions thereof, as may, from time to time, be adopted by the Company's Board of Directors.

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

Share Exchange and Reorganization - Continued

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

Note 2 – Going Concern and Management Plans

The Company has not generated any revenues, has recurring net losses, a working capital deficiency as of December 31, 2015 of approximately $5,711,000, and used cash in operations of approximately $2,001,000 and $3,120,000 for the years ended December 31, 2015 and 2014, respectively. In addition, as of December 31, 2015, the Company had an accumulated deficit of approximately $10,503,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Subsequent to December 31, 2015, the Company has raised an aggregate of $990,000 through debt financing. See Note 12 – Subsequent Events for additional details.

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The ability of the Company to continue its operations is dependent on the execution of management’s plans, which include the raising of capital through the debt and/or equity markets, until such time that funds provided by operations are sufficient to fund working capital requirements. If the Company were not to continue as a going concern, it would likely not be able to realize its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements.

There can be no assurances that the Company will be successful in generating additional cash from the equity/debt markets or other sources to be used for operations. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary. Based on the Company’s current resources, the Company will not be able to continue to operate without additional immediate funding.  Should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain or all operational activities and/or contemplate the sale of its assets, if necessary.

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

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The most significant estimates, among other things, are used in accounting for allowances for deferred income taxes, contingencies, as well as the recording and presentation of its common stock and related warrant issuances. Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the consolidated financial statements in the period that they are determined to be necessary. Actual results could differ from those estimates and assumptions.

CELL SOURCE, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Summary of Significant Accounting Policies - Continued

Cash and Cash Equivalents

The Company considers all highly-liquid instruments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2015 and 2014, the Company did not have any cash equivalents.

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation which is recorded using the straight line method at a rate sufficient to charge the cost of depreciable assets to operations over the estimated useful life, which is 3 years. Maintenance and repairs are charged to operations as incurred. As of December 31, 2015 and 2014, accumulated depreciation was $1,315 and $455, respectively. During the years ended December 31, 2015 and 2014, depreciation expense was $860 and $455, respectively.

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

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2015 and 2014. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of operations.  There were no amounts accrued for interest or penalties for the years ended December 31, 2015 and 2014.

Research and Development Costs

Research and development costs are expensed as they are incurred and consist of salaries, benefits and other personnel related costs, fees paid to consultants, clinical trials and related clinical manufacturing costs, license and milestone fees, and facilities and overhead costs.

Loss Per Share

The Company computes basic net loss per share by dividing net loss by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share includes the dilution that would occur upon the exercise or conversion of all dilutive securities into common stock using the “treasury stock” and/or “if converted” methods, as applicable. Weighted average shares outstanding for the years ended December 31, 2015 and 2014 includes the weighted average impact of warrants to purchase an aggregate of 2,043,835 shares of common stock because their exercise price was determined to be nominal.

CELL SOURCE, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Summary of Significant Accounting Policies - Continued

Loss Per Share - Continued

The common stock equivalents associated with the following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	December 31,
	2015	2014

Warrants	11,074,324	6,459,324
Convertible notes	2,166,331	-
	13,240,655	6,459,324

Deferred Financing Costs

The Company has recorded deferred financing costs as a result of fees incurred by the Company in conjunction with its debt financing activities. These costs are amortized using the interest method over the shorter of (a) the term of the related debt or (b) the expected conversion date of the debt into equity instruments. As of December 31, 2015, there was $46,068 of accumulated amortization of deferred financing costs and $152,932 of unamortized deferred financing costs on the accompanying consolidated balance sheet.

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

The Company recorded approximately $2,000 and $32,000 of transaction losses for the years ended December 31, 2015 and 2014, respectively, which have been included within general and administrative expenses in the accompanying consolidated statements of operations.

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) and its components in its consolidated financial statements. Comprehensive income (loss) consists of net loss and foreign currency translation adjustments affecting stockholders’ deficit that, under U.S. GAAP, are excluded from net loss. The differences between net loss as reported and comprehensive income (loss) have historically been immaterial. As of December 31, 2015, the exchange rate between U.S. Dollars and Israeli Shekel was U.S. $1.00 = NIS 3.8968, and the weighted average exchange rate for the year then ended was U.S. $1.00 = NIS 3.8785. As of December 31, 2014, the exchange rate between U.S. Dollars and Israeli Shekel was U.S. $1.00 = NIS 3.9041, and the weighted average exchange rate for the year then ended was U.S. $1.00 = NIS 3.5715.

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

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The FASB issued this ASU as part of its ongoing Simplification Initiative, with the objective of reducing complexity in accounting standards. The amendments in ASU 2015-17 require entities that present a classified balance sheet to classify all deferred tax liabilities and assets as a noncurrent amount. This guidance does not change the offsetting requirements for deferred tax liabilities and assets, which results in the presentation of one amount on the balance sheet. Additionally, the amendments in this ASU align the deferred income tax presentation with the requirements in International Accounting Standards (IAS) 1, Presentation of Financial Statements.  The amendments in ASU 2015-17 are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating ASU 2016-02 and its impact on its consolidated financial statements.

The Company has evaluated all new accounting standards that are in effect and may impact its consolidated financial statements and does not believe that there are any other new accounting standards that have been issued that might have a material impact on its financial position or results of operations.

CELL SOURCE, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Summary of Significant Accounting Policies - Continued

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements, except as disclosed in Note 12.

Note 4 - Fair Value

The Company determines the estimated fair value of amounts presented in these consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the financial statements are not necessarily indicative of the amounts that could be realized in a current exchange between buyer and seller. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. These fair value estimates were based upon pertinent information available as of December 31, 2015 and 2014, and, as of those dates, the carrying value of all amounts approximates fair value.

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

CELL SOURCE, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Fair Value – Continued

The following table summarizes the valuation of the Company’s derivatives by the above fair value hierarchy levels as of December 31, 2015 and 2014 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Accrued compensation	$60,000	$-	$-	$60,000
Derivative liability	3,279,600	-	-	3,279,600

Balance - December 31, 2015	$3,339,600	$-	$-	$3,339,600

Accrued compensation	$901,300	$-	$-	$901,300
Derivative liability	2,318,700	-	-	2,318,700

Balance - December 31, 2014	$3,220,000	$-	$-	$3,220,000

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. The Company’s Level 3 liabilities shown in the above table consist of warrants with “down-round protection”, as the Company is unable to determine if it will have sufficient authorized common stock to settle such arrangements, warrants deemed to be derivative liabilities according to the Company’s sequencing policy in accordance with ASC 815-40-35-12, the conversion option of convertible notes payable and an accrued obligation to issue warrants to certain founders of Cell Source Limited, which such warrants were issued as of December 31, 2015.

Assumptions utilized in the valuation of Level 3 liabilities are described as follows:

	For the Years Ended
	December 31,
	2015	2014

Risk-free interest rate	0.14% - 1.93%	1.38% - 1.73%
Expected term (years)	0.04 - 6.50	3.83 - 5.00
Expected volatility	159% - 172%	164% - 172%
Expected dividends	0.00%	0.00%

The expected term used is the contractual life of the instrument being valued. Since the Company’s stock has not been publicly traded for a sufficiently long period of time or with significant volume, the Company is utilizing an expected volatility based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

CELL SOURCE, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Fair Value – Continued

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all Level 3 liabilities measured at fair value on a recurring basis using unobservable inputs during the years ended December 31, 2015 and 2014:

	Accrued	Derivative
	Compensation	Liability	Total

Balance - December 31, 2013	$-	$231,200	$231,200
Accrual of warrant obligation	901,300	-	901,300
Change in fair value	-	2,739	2,739
Exercise of warrants	-	(144,439)	(144,439)
Issuance of warrants and conversion options	-	2,229,200	2,229,200

Balance - December 31, 2014	$901,300	$2,318,700	$3,220,000
Issuance of warrants and conversion options	-	686,850	686,850
Accrual of warrant and common stock obligation	110,684	-	110,684
Change in fair value	(51,500)	(208,250)	(259,750)
Reclassification to equity upon issuance	(418,184)	-	(418,184)
Reclassification to derivative liability upon issuance	(482,300)	482,300	-

Balance - December 31, 2015	$60,000	$3,279,600	$3,339,600

The Company’s significant financial instruments such as cash, other current assets, accounts payable, accrued expenses and notes payable were deemed to approximate fair value due to their short term nature.

On October 28, 2013, as a result of entering into warrant agreements, for which such instruments contained a variable conversion feature with no floor, the Company has adopted a sequencing policy in accordance with ASC 815-40-35-12, whereby these and all future instruments may be classified as a derivative liability, with the exception of instruments related to share-based compensation issued to employees or directors. As of December 31, 2015 and 2014, derivative liabilities valued at $3,279,600 and $2,318,700, respectively, were comprised of warrants to purchase an aggregate of 9,254,324 and 6,459,324 shares of common stock, respectively, and conversion options which, as of December 31, 2015, were convertible into an aggregate of 2,166,331 shares of common stock and warrants to purchase an aggregate of 815,676 shares of common stock.

On November 10, 2014, in connection with the effectiveness of the registration statement, the Company became obligated to issue to certain founders of Cell Source Limited five-year warrants to purchase an aggregate of 3,000,000 shares of common stock at an exercise price of $0.75 per share. As a result, during the year ended December 31, 2014, the Company accrued for the value of the obligation, which was the value of the warrants as computed using the Black Scholes option pricing model to be an aggregate of $901,300, which was recorded as stock-based compensation expense in the consolidated statements of operations and included in accrued compensation in the consolidated balance sheet as of December 31, 2014. During the year ended December 31, 2015, the Company issued the warrants to purchase an aggregate of 3,000,000 shares of common stock, of which, warrants to purchase an aggregate of 1,300,000 shares of common stock issued to employees with an issuance date value of $367,500 were reclassified to equity and warrants to purchase an aggregate of 1,700,000 shares of common stock issued to non-employees with an issuance date value of $482,300 were reclassified to derivative liability.

CELL SOURCE, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Fair Value – Continued

Of the warrants to purchase an aggregate of 3,000,000 shares of common stock issued in 2015, warrants to purchase an aggregate of 2,400,000 shares of common stock contain a provision that provides the Company with an option, prior to the expiration date, to redeem all of the warrants then outstanding upon not less than thirty (30) days nor more than (60) days notice to the applicable holder, at a redemption price of $0.01 per share, subject to the conditions that: (i) there is an effective registration statement covering the resale of the underlying shares of common stock and (ii) the common stock has traded for twenty (20) consecutive days with a closing price of at least $2.50 per share with an average trading volume of 100,000 shares per day.

The Company recorded the value of the warrant obligation, which, using the Black Scholes option pricing model, was determined to be an aggregate of $0 and $901,300, respectively, which was a component of accrued compensation in the consolidated balance sheets as of December 31, 2015 and 2014, respectively. During the years ended December 31, 2015 and 2014, the Company recorded a credit of $51,500 and $0, to stock-based compensation related to the change in value of the warrant obligation.

As of December 31, 2015, the Company had an obligation to issue 150,000 shares of common stock to a service provider. The shares had a fair value of $60,000, which was a component of accrued compensation in the consolidated balance sheet as of December 31, 2015 and was included within stock-based compensation expense during the year ended December 31, 2015.

See Note 6 – Notes Payable and Note 11 – Commitments and Contingencies for additional details associated with the issuance of warrants which were deemed to be derivative liabilities.

Note 5 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	December 31,
	2015	2014

Accrued research and development	$186,815	$79,155
Accrued legal fees	216,956	75,200
Accrued other professional fees	75,164	34,839
Accrued director compensation	12,000	9,000
Accrued Scientified Advisory Board compensation	31,000	-
Accrued interest, current portion	25,139	-
Other accrued expenses	39,411	35,675
Accounts payable and accrued expenses, current portion	586,485	233,869
Non-current portion of accrued interest	4,474	-
Total accounts payable and accrued expenses	$590,959	$233,869

Note 6 – Notes Payable

Non-Convertible Notes

On March 26, 2015, the Company issued one-year notes payable in the aggregate principal amount of $500,000. The notes are non-interest bearing. The notes must be prepaid in whole from the proceeds of any closing after the issuance date, of any offering or offerings pursuant to which the Company receives aggregate gross proceeds greater than or equal to $3,000,000. In consideration of the loans, four-year warrants to purchase an aggregate of 500,000 shares of common stock at an exercise price of $0.75 per share, with an aggregate issuance date value of $177,200, were issued by the Company to the purchasers of the notes payable and were recorded as a debt discount under the residual value method. In connection with the Company’s sequencing policy, the warrants were determined to be derivative liabilities. See Note 4 – Fair Value for additional details. The effective annual interest rate of the notes is 35%. Prior to the expiration date, the Company shall have the option to redeem the warrants then outstanding upon not less than thirty (30) days nor more than (60) days notice to the applicable holder, at a redemption price of $0.01 per share, subject to the conditions that: (i) there is an effective registration statement covering the resale of the underlying shares of common stock and (ii) the common stock has traded for twenty (20) consecutive days with a closing price of at least $2.50 per share with an average trading volume of 100,000 shares per day. See Note 12 – Subsequent Events – Notes Payable for additional details.

CELL SOURCE, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Notes Payable - Continued

Non-Convertible Notes – Continued

On May 15, 2015, the Company issued a four-month note payable in the principal amount of $250,000. The note bears interest at a rate of 12% per annum. In consideration of the loan, a four-year warrant to purchase 250,000 shares of common stock at an exercise price of $0.75 per share, with an issuance date fair value of $88,600, was issued by the Company to the purchaser of the note payable and was recorded as a debt discount under the residual value method. In connection with the Company’s sequencing policy, the warrant was determined to be a derivative liability.  See Note 4 – Fair Value for additional details. Prior to the expiration date, the Company shall have the option to redeem the warrants then outstanding upon not less than thirty (30) days nor more than (60) days notice to the holder, at a redemption price of $0.01 per share, subject to the conditions that: (i) there is an effective registration statement covering the resale of the underlying shares of common stock and (ii) the common stock has traded for twenty (20) consecutive days with a closing price of at least $2.50 per share with an average trading volume of 100,000 shares per day. On November 12, 2015, the Company entered into a letter agreement with the lender to extend the maturity date of the note to December 31, 2015. See Note 12 – Subsequent Events – Notes Payable for additional details.

See Note 8 – Related Parties for details related to non-convertible notes issued to the Company’s Chief Executive Officer (“CEO”).

Convertible Notes

Other Convertible Notes

On July 24, 2015, the Company issued one-year convertible promissory notes with an aggregate principal amount of $145,000. In consideration of the loans, four-year warrants to purchase an aggregate of 145,000 shares of common stock at an exercise price of $0.75 per share, were issued by the Company to the purchasers of the notes payable and were recorded as a debt discount under the residual value method. In connection with the Company’s sequencing policy, the $61,500 aggregate issuance date fair value of the warrants and conversion options of the notes were determined to be derivative liabilities. See Note 4 – Fair Value for additional details. The notes shall not bear interest for the initial ninety (90) days from issuance, but beginning on the ninety-first (91st) day, each note shall bear interest at ten percent (10%) per annum, which interest will accrue on a daily simple interest basis and be due and payable on the maturity date. Each note contains a mandatory prepayment provision that the principal and accrued but unpaid interest must be prepaid, without premium or penalty, in whole, from the proceeds of any closing occurring after the original issuance date, of any offering or offerings of the securities of the Company pursuant to which the aggregate gross proceeds received by the Company is greater than or equal to $3,000,000. On or after the sixteenth (16th) day following the maturity date, the holder of each note will have the option to convert all or part of the outstanding principal and accrued but unpaid interest into shares of common stock, at a conversion price equal to the lesser of (i) $0.75; or (ii) seventy percent (70%) of the average daily volume weighted average price (“VWAP”) of common stock for the twenty (20) trading days prior to the maturity date. However, the Company shall not effect any conversion of a note to the extent that after giving effect to such conversion, an investor would beneficially own in excess of 4.99% of the issued and outstanding shares of common stock of the Company. Prior to the expiration date of the warrants, the Company has the option to redeem all warrants outstanding for a $0.01 per share upon not less than thirty (30) days notice nor more than sixty (60) days notice to the holder of the warrant, provided that at the time of delivery of such notice (i) there is an effective registration statement covering the resale of the Warrant Shares, and (ii) the average trading price of the Company’s common stock, or shares into which the common stock have been exchanged, for each of the twenty (20) consecutive trading days prior to the date of the notice of redemption is at least $2.50, as proportionately adjusted to reflect any stock splits, stock dividends, combination of shares or like events, with an average daily trading volume during such period of no less than 100,000 shares. The Company shall not effect any exercise of a Warrant to the extent that after giving effect to such exercise, an Investor would beneficially own in excess of 4.99% of the issued and outstanding shares of Common Stock of the Company.

On October 7, 2015, the Company issued one-year convertible notes payable in the aggregate principal amount of $250,000. The notes bear interest at a rate of 6% per annum. For a period of fifteen (15) business days beginning on the maturity date, at the option of the holder, the principal and any accrued and unpaid interest may be converted into common stock at a conversion price of $0.75 per share. In consideration of the loans, an aggregate of 250,000 shares of common stock, with an aggregate issuance date value of $71,400, were issued by the Company to the purchasers of the notes payable and were recorded as a debt discount with a corresponding credit to equity. In connection with the Company’s sequencing policy, the conversion options of the notes, with an aggregate issuance date value of $600, were determined to be derivative liabilities. See Note 4 – Fair Value for additional details.

CELL SOURCE, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Notes Payable – Continued

Convertible Notes – Continued

10% Convertible Note Offering

During November 2015, the Company closed on an aggregate of $332,500 in principal amount of convertible notes to investors, which are payable eighteen (18) months from the date of issuance (the “Maturity Date”) and bear interest at a rate of 10% per annum (the “10% Convertible Notes”). The 10% Convertible Notes shall be automatically converted into shares of the Company’s common stock upon the earlier of (i) the closing of an offering of equity securities pursuant to which the Company receives an aggregate of at least $5,000,000 in gross proceeds (“Qualified Financing”); (ii) the closing of a strategic transaction (including but not limited to the Company’s entry into a joint venture or partnership agreement or the sublicensing of the Company’s intellectual property) pursuant to which the Company, directly or indirectly, receives, or expects to receive within eighteen months, cash, assets or other consideration with a total aggregate value of at least $4,000,000 (“Strategic Transaction”); or (iii) the Maturity Date of the 10% Convertible Notes.

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

In connection with the Company’s sequencing policy, the conversion options of the notes were determined to be derivative liabilities. The $287,350 aggregate issuance date fair value was recorded as a debt discount and will be amortized over the term of the notes. See Note 4 – Fair Value for additional details.

Summary

During the years ended December 31, 2015 and 2014, the Company recorded interest expense related to notes payable of $35,612 and $674, respectively.

During the years ended December 31, 2015 and 2014, the Company recorded amortization of debt discount of $310,200 and $0, respectively.

Note 7 – Advances Payable

During the year ended December 31, 2015, the Company received an aggregate of $450,000 from investors in connection with a future offering of convertible notes that had not closed as of December 31, 2015. Upon closing of the offering, the Company will evaluate and record the impact of the conversion feature. See Note 12 – Subsequent Events – Notes Payable for additional details.

CELL SOURCE, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Related Parties

On October 3, 2011, the Company entered into a definitive research and license agreement for Veto Cell technology and also an exclusive option agreement to negotiate an additional license for organ regeneration technology with Yeda Research and Development Company Limited (“Yeda”), a founder and shareholder of the Company. Yeda is the technology transfer and commercial arm of the Weizmann Institute of Science, for research conducted at the Weizmann Institute of Science for an invention comprising methods of bone marrow transplantation and cell therapy utilizing Veto-Cells. The evaluation period with respect to the option to license the organ regeneration technology originally expired on October 3, 2012 and had been previously extended to December 31, 2015. On December 23, 2015, the Company and Yeda executed an amendment to the exclusive option agreement to negotiate a license for organ regeneration technology which extends the evaluation period through March 31, 2016. See Note 12 – Subsequent Events for additional details.

Under the terms of the amended research and license agreement, Yeda granted the Company an exclusive worldwide license for the licensed information and the patents for the development, manufacture and sale of the products derived therefrom. In consideration for the grant of the license, the Company has paid or will pay Yeda: (1) $210,000 on October 3, 2011; (2) an annual research budget commitment for 7 years in the amount of $800,000 for the period until October 3, 2018, however, in the event that the Company and Yeda execute a new research and license agreement, then the Company will annually fund research in the amount of $900,000 for the period until October 3, 2018. Such a new research and license agreement must be in accordance with the exclusive option agreement; (3) a non-refundable and non-creditable license fee of $50,000 per year during the terms of the agreement, commencing on the first day after the date of termination or expiration of the research period (which period has not expired and will be extended); and (4) a royalty of 4% of net future sales by or on behalf of the Company or any sub licensees.

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

For the years ended December 31, 2015 and 2014, the Company recorded a charge to operations of approximately $830,000 and $1,012,000, respectively, related to its research and license agreement with Yeda. As of December 31, 2015 and 2014, approximately $208,000 and $285,000 has been accrued and is payable to Yeda, respectively.

During the year ended December 31, 2014, the Company issued two six-month notes payable in the aggregate principal amount of $100,000 to the Company’s CEO. The notes bear interest at a rate of 6% per annum payable at maturity. On June 1, 2015, the Company entered into a letter agreement with the Company’s CEO to extend the maturity dates of the two promissory notes from May 2015 to October 30, 2015. On November 12, 2015, the Company entered into a letter agreement with the Company’s CEO to extend the maturity dates of the two promissory notes to March 31, 2016. See Note 12 – Subsequent Events – Notes Payable for additional details.

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

CELL SOURCE, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Stockholders’ Deficiency

Fair Value of Common Stock

The Company performed valuations to estimate the fair value of its common stock during the years ended December 31, 2015 and 2014. To determine the value of its common stock, the Company considered the following three possible valuation methods (1) the income approach, (2) the market approach and the (3) cost approach to estimate its enterprise value.

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

The Company selected the market approach to estimate the fair value of its common stock as the Company sold notes payable to third parties convertible into shares of common stock in 2015 (see Note 6 – Notes Payable – Convertible Notes) and sold shares of common stock to third parties in 2014 (See Note 9 – Stockholders’ Deficiency – Common Stock and Warrant Offerings).

Using an option pricing method and the relative fair values, the Company derived the implied equity value for the common stock as follows:

	Year Ended December 31, 2015			Year Ended December 31, 2014
	Common Stock	Fair	Allocation	Common Stock	Fair	Allocation
	Equivalents	Value	%	Equivalents	Value	%

Common stock	443,333	$332,500	52%	4,090,661	$3,067,996	57%
Warrants	443,333	$311,480	48%	4,090,661	$2,320,054	43%

	Relative fair value of the common stock		$0.39	Relative fair value of the common stock		$0.43

There is inherent uncertainty in the Company’s forecasts and projections, and if the Company had made different assumptions and estimates than those described previously, the determined fair value of its common stock for either period could have been materially different.

CELL SOURCE, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Stockholders’ Deficiency - Continued

Common Stock and Warrant Offerings

During the year ended December 31, 2014, the Company entered into an investment agreement with a group of investors. Pursuant to the agreement, the investors contributed to the Company aggregate net proceeds of $3,012,846 (gross proceeds of $3,067,996 less issuance costs of $55,150) in exchange for 4,090,661 units. Each unit was sold for $0.75 per unit and consisted of one share of common stock and an immediately vested five-year warrant to purchase one share of common stock at an exercise price of $0.75 per share. The warrants carried provisions that were deemed to be “down round” price protection features. As a result, during the year ended December 31, 2014, the Company reclassified $1,499,000 for the fair value of the warrants to derivative liabilities which will be marked to market at each subsequent reporting period. Prior to the expiration date, the Company shall have the option to redeem all of the warrants then outstanding upon not less than thirty (30) days nor more than (60) days notice to the applicable holder, at a redemption price of $0.01 per share, subject to the conditions that: (i) there is an effective registration statement covering the resale of the underlying shares of common stock and (ii) the common stock has traded for twenty (20) consecutive days with a closing price of at least $2.50 per share with an average trading volume of 100,000 shares per day.

Compensatory Common Stock

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

See Note 11 – Commitments and Contingencies – Consulting Agreement for details of the issuance of other common stock as compensation during the year ended December 31, 2015.

Stock Warrants

See Note 4 – Fair Value, Note 6 – Notes Payable and Note 11 – Commitments and Contingencies for additional details associated with warrants. See Note 1 – Business Organization and Nature of Operations – Share Exchange and Reorganization for details of the issuance of warrants to consultants.

During the year ended December 31, 2014, the Company issued 233,333 shares of common stock to a warrant holder who elected to exercise a warrant to purchase 400,000 shares of common stock on a "cashless" basis under the terms of the warrant. The warrant had an exercise price of $0.75 per share and the intrinsic value of the warrant exercised was $420,000.

A summary of the warrant activity during the years ended December 31, 2015 and 2014 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value

Outstanding, December 31, 2013	2,812,498	$0.21
Granted	6,090,661	0.75
Exercised	(400,000)	0.75
Forfeited	-	-
Outstanding, December 31, 2014	8,503,159	$0.57
Granted	4,615,000	0.75
Exercised	-	-
Forfeited	-	-
Outstanding, December 31, 2015	13,118,159	$0.63	3.7	$815,490

Exercisable, December 31, 2015	12,724,159	$0.63	3.7	$815,490

CELL SOURCE, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Stockholders’ Deficiency - Continued

Stock Warrants – Continued

The following table presents information related to stock warrants at December 31, 2015:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants

$0.001	2,043,835	4.9	2,043,835
$0.750	11,074,324	3.5	10,680,324
	13,118,159	3.7	12,724,159

Note 10 – Income Taxes

Cell Source, Inc. was formed in June 2012 under the name Ticket to See, Inc. Prior to the Share Exchange in June 2014, the Company did not have any material operations in the United States. In June 2014, the Company became the parent of Cell Source Limited, a wholly owned Israeli subsidiary, which files tax returns in Israel.

The Israeli and U.S. components of income before income taxes were as follows:

	For The Years Ended
	December 31,
	2015	2014

Israel	$(1,986,936)	$(3,817,479)
United States	(517,169)	(240,000)
Income before income taxes	$(2,504,105)	$(4,057,479)

The tax effects of temporary differences that give rise to deferred tax assets are presented below:

	December 31,
	2015	2014

Net operating loss carryforwards	$2,094,000	$1,414,000
Foreign deferred research and development costs	356,000	416,000
Stock-based compensation expense	26,000	-

Deferred tax assets	2,476,000	1,830,000
Valuation allowance	(2,476,000)	(1,830,000)

Deferred tax assets, net	$-	$-

CELL SOURCE, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Income Taxes – Continued

The income tax provision (benefit) for the years ended December 31, 2015 and 2014 consists of the following:

	For The Years Ended
	December 31,
	2015	2014
Current
Foreign	$-	$-
Federal	-	-
U.S. State and local	-	-

Deferred
Foreign	(358,000)	(1,045,000)
Federal	(226,000)	(82,000)
U.S. State and local	(62,000)	(24,000)
	(646,000)	(1,151,000)
Change in valuation allowance	646,000	1,151,000
Income tax provision (benefit)	$-	$-

The reconciliation of the expected tax expense (benefit) based on the U.S. federal statutory rates for 2015 and 2014, respectively, with the actual expense is as follows:

`	For The Years Ended
	December 31,
	2015	2014

Expected federal statutory rate	(34.0%)	(34.0%)
State and local taxes, net of federal tax benefit	(2.5%)	(0.6%)
Statutory rate differential - domestic vs. foreign	7.7%	7.0%
Permanent difference - stock-based compensation	0.6%	5.9%
Change in tax rates and other	2.4%	0.0%
True-up to filed tax returns	0.0%	(6.7%)
Change in valuation allowance	25.8%	28.4%

Income tax provision (benefit)	0.0%	0.0%

At December 31, 2015 and 2014, the Company had approximately $6,808,000 and $4,936,000, respectively, of foreign net operating losses (“NOLs”) that may be available to offset future taxable income indefinitely. At December 31, 2015 and 2014, the Company had approximately $905,000 and $240,000, respectively, of federal and state (U.S.) NOLs that may be available to offset future taxable income until 2035. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards may be subject to annual limitations following greater than 50% ownership changes. There was no greater than 50% ownership change during 2015.

The Company assesses the likelihood that deferred tax assets will be realized. ASC 740, “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of December 31, 2015 and 2014. For the years ended December 31, 2015 and December 31, 2014, the increase in the valuation allowance was approximately $646,000 and $1,151,000, respectively.

The Company’s tax returns are subject to examination by tax authorities beginning with the year ended December 31, 2012 (Israel) and December 31, 2012 (U.S.).

CELL SOURCE, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Commitments and Contingencies

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

Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed. There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows. As of December 31, 2015 and 2014, the Company has not accrued any amounts for contingencies.

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

During the year ended December 31, 2015, the Company entered into agreements with four consultants to serve as members of the Company’s SAB. Unless terminated earlier at the option of the Company, the agreements terminate between June and July 2017. Pursuant to the agreement, the Company agreed to compensation consisting of (i) quarterly payments to each consultant of $2,500; (ii) issuance of five-year warrants to purchase an aggregate of 400,000 shares (100,000 shares per consultant) of the Company’s common stock at an exercise price of $0.75 per share that vest quarterly over two years; and (iii) payments of $1,000 per day to each consultant for each symposium meeting attended, with travel expenses to be reimbursed by the Company.

The warrants to purchase an aggregate of 520,000 shares of common stock issued to members of the Company’s SAB during the year ending December 31, 2015 had an aggregate issuance date fair value of $190,900 ($0.37 per share) which will be recognized ratably over the vesting periods. During the year ended December 31, 2015, the Company recognized $50,684 of stock-based compensation expense related to the warrants. As of December 31, 2015, there was $140,216 of unrecognized stock-based compensation expense that will be recognized over approximately 1.5 years.

Consulting Agreement

On August 17, 2015, the Company entered into a one-year agreement with a consultant to provide accounting services for the Company (“Services Agreement”). In exchange for services provided by the consultant during the term, the Company agreed to (i) pay a fee of $5,000 per month (compensation commences on September 1, 2015 but payment is deferred until the Company raises at least $1,000,000), (ii) issue 100,000 shares of immediately vested common stock, valued at $40,000 which was recorded as stock-based compensation expense and (iii) issue an immediately vested five-year warrant to purchase 100,000 shares of common stock at an exercise price of $0.75 per share, valued at $36,700 which was recorded as stock-based compensation expense. In connection with the Company’s sequencing policy, the warrant was determined to be a derivative liability.  See Note 4 – Fair Value for additional details. Effective November 24, 2015, the parties agreed to terminate the Services Agreement under the following terms: (i) the Company agreed to pay the consultant a total of $12,500 pursuant to the Services Agreement and (ii) the consultant will retain the warrants and common stock previously issued.

CELL SOURCE, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Subsequent Events

Convertible Note Offering

Subsequent to December 31, 2015, the Company closed on an aggregate of $390,000 in principal amount of 10% Convertible Notes to investors. The 10% Convertible Notes bear interest at a rate of 10% per annum and are payable eighteen (18) months from the date of issuance. See Note 6 – Notes Payable – Convertible Notes for additional details.

Notes Payable

In January 2016, the Company issued a convertible note payable in the principal amount of $250,000 to an investor who advanced the funds to the Company in January 2015 (see Note 7 – Advances Payable). The note matures on July 27, 2016 and bears interest at a rate of 10% per annum, beginning from the date the funds were advanced. The note shall be automatically converted into shares of the Company’s common stock upon the earlier of (i) the closing of an offering of equity securities pursuant to which the Company receives an aggregate of at least $5,000,000 in gross proceeds (“Qualified Financing”); or (ii) the maturity date. In the event the note is converted upon the occurrence of a Qualified Financing (the “QF Conversion Shares”), the conversion price of the note shall be the lesser of (i) seventy percent (70%) of the price per share or per unit (assuming the unit includes one share of common stock or the price per unit divided by the number of shares of common stock underlying such unit) at which the Company sells its securities in a Qualified Financing; or (ii) the quotient obtained by dividing $35,000,000 by the aggregate number of outstanding shares of the common stock, measured on a fully-diluted basis, excluding certain shares, on the date immediately preceding the Qualified Financing. The QF Conversion Shares shall be subject to a prohibition from any sale, pledge or transfer for a period of six (6) months from the date of the closing on which the Company generates aggregate gross proceeds under the Qualified Financing of at least $5,000,000. In addition, upon conversion of the note following the occurrence of a Qualified Financing, the holder shall automatically receive five-year warrants to purchase that number of shares of common stock into which the note is convertible and such warrants shall have an exercise price equal to the lesser of (i) seventy percent (70%) of the price per share or per unit (assuming the unit includes one share of common stock or the price per unit divided by the number of shares of common stock underlying such unit) at which the Company sells its securities in a Qualified Financing; or (ii) $0.75. In the event the note is automatically converted upon the maturity date, the conversion price of the note shall be equal to the quotient obtained by dividing $20,000,000 by the aggregate number of outstanding shares of the common stock, measured on a fully-diluted basis, excluding certain shares, on the date immediately preceding the maturity date (the “Maturity Conversion Price”). In addition, in the event of an automatic conversion of the note upon the maturity date, the holder shall automatically receive five-year warrants to purchase that number of common stock into which the note is convertible and such warrants shall have an exercise price equal to the Maturity Conversion Price.

On March 8, 2016, the Company issued six-month notes payable in the aggregate principal amount of $600,000 which bear interest at a rate of 10% per annum. In connection with the note issuances, the Company issued immediately vested warrants to purchase an aggregate of 300,000 shares of common stock at an exercise price of $0.75 per share. The warrants contain a provision that provides the Company with an option, prior to the expiration date, to redeem all of the warrants then outstanding upon not less than thirty (30) days nor more than (60) days notice to the applicable holder, at a redemption price of $0.01 per share, subject to the conditions that: (i) there is an effective registration statement covering the resale of the underlying shares of common stock and (ii) the common stock has traded for twenty (20) consecutive days with a closing price of at least $2.50 per share with an average trading volume of 100,000 shares per day. The warrants expire on March 25, 2019.

On April 4, 2016, the Company extended the maturity date of a note payable to the Company’s CEO in the principal amount of $50,000, originally dated November 26, 2014, from March 31, 2016 to September 30, 2016.

On April 4, 2016, the Company extended the maturity date of a note payable in the principal amount of $250,000, originally dated May 15, 2015, from December 31, 2015 to June 30, 2016.

On April 6, 2016, the Company extended the maturity date of notes payable in the aggregate principal amount of $500,000, originally dated March 26, 2015, from March 26, 2016 to June 26, 2016.

Subsequent to December 31, 2015, the Company repaid a note payable in the principal amount of $50,000 to the Company’s CEO.

CELL SOURCE, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Subsequent Events – Continued

Short Term Advances

Subsequent to December 31, 2015, the Company received a non-interest bearing short term advance in the amount of $134,000 from a director of the Company.  In the event that the Company does not repay the advance by February 10, 2016, the Company will be required to issue the director a four-year warrant to purchase 134,000 shares of common stock at an exercise price of $0.75 per share. As of the date the financial statements were issued, the Company has repaid the director $67,000.

Exclusive Option Agreement

On March 29, 2016, the Company exercised its option pursuant to an October 3, 2011 exclusive option agreement with Yeda such that, effective immediately, it now exclusively licenses organ regeneration technology from Yeda.