Form 10-Q
period 2016-03-31
Cell Source, Inc.
filed 2016-05-13
CIK 1569340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 000-55413

CELL SOURCE, INC.
(Exact name of registrant as specified in its charter)

Nevada	32-0379665
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 Kineret Street Bnei Brak, Israel	5126237
(Address of principal executive offices)	(Zip Code)

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

As of May 10, 2015, the registrant had 23,929,256 shares of $0.001 par value common stock outstanding.

CELL SOURCE, INC. AND SUBSIDIARY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.	1

Condensed Consolidated Balance Sheets as of
March 31, 2016 (Unaudited) and December 31, 2015	1

Unaudited Condensed Consolidated Statements of Operations for the
Three Months Ended March 31, 2016 and 2015	2

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficiency for the
Three Months Ended March 31, 2016	3

Unaudited Condensed Consolidated Statements of Cash Flows for the
Three Months Ended March 31, 2016 and 2015	4

Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	21

Item 4. Controls and Procedures.	21

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.	22

Item 1A. Risk Factors.	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	22

Item 3. Defaults Upon Senior Securities.	22

Item 4. Mine Safety Disclosures.	22

Item 5. Other Information.	22

Item 6. Exhibits.	23

SIGNATURES	24

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)
Assets

Current Assets:
Cash	$99,103	$6,944
Prepaid expenses	152,722	71,882
Other current assets	154,543	134,736

Total Current Assets	406,368	213,562
Property and equipment, net	1,052	1,267

Total Assets	$407,420	$214,829

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable and accrued expenses, current portion	$595,945	$586,485
Accounts payable and accrued expenses - related parties	16,268	214,629
Accrued compensation	436,453	324,672
Derivative liabilities	3,689,250	3,279,600
Notes payable, net of debt discount of $81,800 and $41,600 at March 31, 2016 and December 31, 2015, respectively	1,268,200	708,400
Notes payable - related party, net of debt discount of $10,600 and $19,300 at March 31, 2016 and December 31, 2015, respectively	139,400	180,700
Convertible notes payable, current portion, net of debt discount of $251,742 and $214,550 at March 31, 2016 and December 31, 2015, respectively	393,258	180,450
Advances payable	200,000	450,000

Total Current Liabilities	6,738,774	5,924,936
Convertible notes payable, non-current portion, net of debt discount of $517,352 and $288,832 at March 31, 2016 and December 31, 2015, respectively	205,148	43,668
Accounts payable and accrued expenses, non-current portion	18,424	4,474

Total Liabilities	6,962,346	5,973,078

Commitments and contingencies	-	-

Stockholders' Deficiency:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2016 and December 31, 2015	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 23,929,256 shares issued and outstanding at March 31, 2016 and December 31, 2015	23,929	23,929
Additional paid-in capital	4,744,182	4,720,417
Accumulated deficit	(11,323,037)	(10,502,595)

Total Stockholders' Deficiency	(6,554,926)	(5,758,249)

Total Liabilities and Stockholders' Deficiency	$407,420	$214,829

See Notes to the Condensed Consolidated Financial Statements

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended
	March 31,
	2016	2015

Revenues	$-	$-

Operating Expenses
Research and development	113,421	52,747
Research and development - related party	200,000	200,000
Selling, general and administrative	331,258	334,996

Total Operating Expenses	644,679	587,743

Loss From Operations	(644,679)	(587,743)

Other (Expense) Income
Change in fair value of derivative liabilities	160,950	33,500
Interest expense	(63,325)	-
Amortization of debt discount	(273,388)	(2,400)

Total Other Income (Expense)	(175,763)	31,100

Net Loss	$(820,442)	$(556,643)

Net Loss Per Share
- Basic and Diluted	$(0.03)	$(0.02)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	25,973,091	25,623,091

See Notes to the Condensed Consolidated Financial Statements

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2015	23,929,256	$23,929	$4,720,417	$(10,502,595)	$(5,758,249)

Stock-based compensation:
- warrants	-	-	23,765	-	23,765

Net loss	-	-	-	(820,442)	(820,442)

Balance - March 31, 2016	23,929,256	$23,929	$4,744,182	$(11,323,037)	$(6,554,926)

See Notes to the Condensed Consolidated Financial Statements

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Three Months Ended
	March 31,
	2016	2015
Cash Flows From Operating Activities
Net loss	$(820,442)	$(556,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	(160,950)	(33,500)
Amortization of debt discount	273,388	2,400
Depreciation	215	215
Stock-based compensation:
Warrants	68,870	(9,900)
Changes in operating assets and liabilities:
Prepaid expenses	(80,840)	25,979
Other current assets	(19,807)	(53,253)
Accounts payable and accrued expenses	(63,701)	(68,298)

Net Cash Used in Operating Activities	(803,267)	(693,000)

Cash Flows From Financing Activities
Proceeds from issuance of notes payable	990,000	500,000
Repayment of note payable, related party	(50,000)	-
Payment of debt issuance costs	(44,574)	-
Proceeds from cash advances	-	450,000

Net Cash Provided by Financing Activities	895,426	950,000

Net Increase In Cash	92,159	257,000

Cash - Beginning	6,944	19,480

Cash - Ending	$99,103	$276,480

Supplemental Disclosures of Cash Flow Information:

Non-cash investing and financing transactions:
Warrants and conversion options issued in connection with issuance of notes payable	$570,600	$177,200
Advance exchanged for a convertible note payable	$250,000	$-

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial position of the Company as of March 31, 2016 and the condensed consolidated results of its operations and cash flows for the three months ended March 31, 2016 and 2015. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results for the full year. It is recommended that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2015 and for the year then ended which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on April 14, 2016.

Note 2 – Going Concern and Management Plans

The Company has not generated any revenues, has recurring net losses, a working capital deficiency as of March 31, 2016 of approximately $6,332,000, and used cash in operations of approximately $803,000 and $693,000 for the three months ended March 31, 2016 and 2015, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The ability of the Company to continue its operations is dependent on the execution of management’s plans, which include the raising of capital through the debt and/or equity markets, until such time that funds provided by operations are sufficient to fund working capital requirements. If the Company were not to continue as a going concern, it would likely not be able to realize its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements.

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

Loss Per Share

The Company computes basic net loss per share by dividing net loss by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share includes the dilution that would occur upon the exercise or conversion of all dilutive securities into common stock using the “treasury stock” and/or “if converted” methods, as applicable. Weighted average shares outstanding for the three months ended March 31, 2016 and 2015 includes the weighted average impact of warrants to purchase an aggregate of 2,043,835 shares of common stock because their exercise price was determined to be nominal.

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	March 31,
	2016	2015

Warrants	11,374,324	6,959,324
Convertible notes	3,691,920	-
Total	15,066,244	6,959,324

Deferred Financing Costs

The Company has recorded deferred financing costs as a result of fees incurred by the Company in conjunction with its debt financing activities. These costs are amortized using the interest method over the shorter of (a) the term of the related debt or (b) the expected conversion date of the debt into equity instruments. During the three months ended March 31, 2016, the Company adopted Accounting Standards Update No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” and, as a result, the Company reclassified deferred financing costs for all periods presented such that costs are included as a discount to convertible notes payable on the accompanying condensed consolidated balance sheets.

As of March 31, 2016 and December 31, 2015, there was $85,756 and $14,863 of accumulated amortization of deferred financing costs, respectively. As of March 31, 2016 and December 31, 2015, there was $113,244 and $152,932, respectively, of unamortized deferred financing costs which were included as a discount to convertible notes payable on the accompanying condensed consolidated balance sheets. See Note 6 – Notes Payable – Summary – for details associated with amortization of deferred financing costs which are included within amortization of debt discount on the condensed consolidated statements of operations.

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

Recent Accounting Standards

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718)” (“ASU 2016-09”). ASU 2016-09 requires an entity to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating ASU 2016-09 and its impact on its condensed consolidated financial statements or disclosures.

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

CELL SOURCE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 - Fair Value

The Company determines the estimated fair value of amounts presented in these condensed consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the financial statements are not necessarily indicative of the amounts that could be realized in a current exchange between buyer and seller. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. These fair value estimates were based upon pertinent information available as of March 31, 2016 and December 31, 2015, and, as of those dates, the carrying value of all amounts approximates fair value. The Company estimated the fair value of its common stock during the three months ended March 31, 2016. To determine the value of its common stock, the Company considered the following three possible valuation methods (1) the income approach, (2) the market approach and the (3) cost approach to estimate its enterprise value.

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

The following table summarizes the valuation of the Company’s derivatives by the above fair value hierarchy levels as of March 31, 2016 and December 31, 2015 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Accrued compensation	$60,000	$-	$-	$60,000
Derivative liability	3,689,250	-	-	3,689,250

Balance - March 31, 2016	$3,749,250	$-	$-	$3,749,250

Accrued compensation	$60,000	$-	$-	$60,000
Derivative liability	3,279,600	-	-	3,279,600

Balance - December 31, 2015	$3,339,600	$-	$-	$3,339,600

CELL SOURCE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 - Fair Value – Continued

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. The Company’s Level 3 liabilities shown in the above table consist of warrants with “down-round protection”, as the Company is unable to determine if it will have sufficient authorized common stock to settle such arrangements, warrants deemed to be derivative liabilities according to the Company’s sequencing policy in accordance with ASC 815-40-35-12, the conversion option of convertible notes payable and an accrued obligation to issue warrants to certain founders of Cell Source Limited, which such warrants were issued as of March 31, 2016.

Assumptions utilized in the valuation of Level 3 liabilities are described as follows:

	For the Three Months Ended
	March 31,
	2016	2015

Risk-free interest rate	0.21% - 1.04%	1.13% - 1.37%
Expected term (years)	0.04 - 5.00	3.58 - 4.62
Expected volatility	156% - 159%	172%
Expected dividends	0.00%	0.00%

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all Level 3 liabilities measured at fair value on a recurring basis using unobservable inputs during the three months ended March 31, 2016:

	Accrued	Derivative
	Compensation	Liability	Total

Balance - December 31, 2015	$60,000	$3,279,600	$3,339,600
Change in fair value	-	(160,950)	(160,950)
Issuance of warrants and conversion options	-	570,600	570,600
Reclassification to derivative liability	-	-	-
Balance - March 31, 2016	$60,000	$3,689,250	$3,749,250

The Company’s significant financial instruments such as cash, other current assets, accounts payable, accrued expenses and notes payable were deemed to approximate fair value due to their short term nature.

See Note 6 – Notes Payable for details associated with the issuance of warrants and conversion options which were deemed to be derivative liabilities.

CELL SOURCE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
	2016	2015
	(unaudited)

Accrued research and development	$89,543	$186,815
Accrued legal fees	174,173	216,956
Accrued other professional fees	93,682	75,164
Accrued director compensation	12,000	12,000
Accrued Scientified Advisory Board compensation	44,000	31,000
Accrued interest, current portion	73,137	25,139
Other accrued expenses	109,410	39,411
Accounts payable and accrued expenses, current portion	595,945	586,485
Non-current portion of accrued interest	18,424	4,474
Total accounts payable and accrued expenses	$614,369	$590,959

Note 6 – Notes Payable

Non-Convertible Notes

On March 8, 2016, the Company issued six-month notes payable in the aggregate principal amount of $600,000 which bear interest at a rate of 10% per annum. In connection with the note issuances, the Company issued immediately vested warrants to purchase an aggregate of 300,000 shares of common stock at an exercise price of $0.75 per share with an issuance date fair value of $93,400, which were recorded as a debt discount. In connection with the Company’s sequencing policy, the warrants were determined to be  derivative liabilities.  See Note 4 – Fair Value for additional details. The warrants contain a provision that provides the Company with an option, prior to the expiration date, to redeem all of the warrants then outstanding upon not less than thirty (30) days nor more than (60) days notice to the applicable holder, at a redemption price of $0.01 per share, subject to the conditions that: (i) there is an effective registration statement covering the resale of the underlying shares of common stock and (ii) the common stock has traded for twenty (20) consecutive days with a closing price of at least $2.50 per share with an average trading volume of 100,000 shares per day. The warrants expire on March 25, 2019.

See Note 8 – Related Parties for details related to the repayment of a non-convertible note held by the Company’s Chief Executive Officer (“CEO”).

CELL SOURCE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 – Notes Payable – Continued

Convertible Notes

Other Convertible Notes

In January 2016, the Company issued a convertible note payable in the principal amount of $250,000 to an investor who advanced the funds to the Company in January 2015. The note matures on July 27, 2016 and bears interest at a rate of 10% per annum, beginning from the date the funds were advanced. The note shall be automatically converted into shares of the Company’s common stock upon the earlier of (i) the closing of an offering of equity securities pursuant to which the Company receives an aggregate of at least $5,000,000 in gross proceeds (“Qualified Financing”); or (ii) the maturity date. In the event the note is converted upon the occurrence of a Qualified Financing (the “QF Conversion Shares”), the conversion price of the note shall be the lesser of (i) seventy percent (70%) of the price per share or per unit (assuming the unit includes one share of common stock or the price per unit divided by the number of shares of common stock underlying such unit) at which the Company sells its securities in a Qualified Financing; or (ii) the quotient obtained by dividing $35,000,000 by the aggregate number of outstanding shares of the common stock, measured on a fully-diluted basis, excluding certain shares, on the date immediately preceding the Qualified Financing. The QF Conversion Shares shall be subject to a prohibition from any sale, pledge or transfer for a period of six (6) months from the date of the closing on which the Company generates aggregate gross proceeds under the Qualified Financing of at least $5,000,000. In addition, upon conversion of the note following the occurrence of a Qualified Financing, the holder shall automatically receive five-year warrants to purchase that number of shares of common stock into which the note is convertible and such warrants shall have an exercise price equal to the lesser of (i) seventy percent (70%) of the price per share or per unit (assuming the unit includes one share of common stock or the price per unit divided by the number of shares of common stock underlying such unit) at which the Company sells its securities in a Qualified Financing; or (ii) $0.75. In the event the note is automatically converted upon the maturity date, the conversion price of the note shall be equal to the quotient obtained by dividing $20,000,000 by the aggregate number of outstanding shares of the common stock, measured on a fully-diluted basis, excluding certain shares, on the date immediately preceding the maturity date (the “Maturity Conversion Price”). In addition, in the event of an automatic conversion of the note upon the maturity date, the holder shall automatically receive five-year warrants to purchase that number of common stock into which the note is convertible and such warrants shall have an exercise price equal to the Maturity Conversion Price. In connection with the Company’s sequencing policy, the conversion option of the note was determined to be a derivative liability. The $149,500 issuance date fair value was recorded as a debt discount and will be amortized over the term of the note. See Note 4 – Fair Value for additional details.

10% Convertible Note Offering

During the three months ended March 31, 2016, the Company closed on an aggregate of $390,000 in principal amount of convertible notes to investors (the”10% Convertible Notes”). The 10% Convertible Notes bear interest at a rate of 10% per annum and are payable eighteen (18) months from the date of issuance (the “Maturity Date”). The 10% Convertible Notes shall be automatically converted into shares of the Company’s common stock upon the earlier of (i) the closing of an offering of equity securities pursuant to which the Company receives an aggregate of at least $5,000,000 in gross proceeds (“Qualified Financing”); (ii) the closing of a strategic transaction (including but not limited to the Company’s entry into a joint venture or partnership agreement or the sublicensing of the Company’s intellectual property) pursuant to which the Company, directly or indirectly, receives, or expects to receive within eighteen months, cash, assets or other consideration with a total aggregate value of at least $4,000,000 (“Strategic Transaction”); or (iii) the Maturity Date of the 10% Convertible Notes.

CELL SOURCE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 – Notes Payable – Continued

Convertible Notes - Continued

10% Convertible Note Offering – Continued

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

In connection with the Company’s sequencing policy, the conversion options of the notes were determined to be derivative liabilities. The $327,700 aggregate issuance date fair value was recorded as a debt discount and will be amortized over the term of the notes. See Note 4 – Fair Value for additional details.

Summary

During the three months ended March 31, 2016 and 2015, the Company recorded interest expense related to notes payable of $63,325 and $0, respectively.

During the three months ended March 31, 2016 and 2015, the Company recorded amortization of debt discount of $273,388 and $2,400, respectively.

Note 7 – Advances Payable

See Note 6 – Notes Payable – Convertible Notes – Other Convertible Notes for details associated with the issuance of a note that previously was classified as an advance payable.

Note 8 – Related Parties

For the three months ended March 31, 2016 and 2015, the Company recorded a charge to operations of $200,000 and $200,000, respectively, related to its research and license agreement with Yeda. As of March 31, 2016 and December 31, 2015, approximately $8,000 and $208,000 has been accrued and is payable to Yeda, respectively.

CELL SOURCE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 – Related Parties – Continued

On March 29, 2016, the Company exercised its option pursuant to an October 3, 2011 exclusive option agreement with Yeda, as amended, such that the Company is now in the process of formally exclusively licensing certain organ regeneration technology from Yeda. As a result of exercising the option, the Company will fund research with Yeda in the additional amount of $100,000 per annum commencing during the third quarter of 2016. In addition, the Company shall pay Yeda an option initiation fee of $200,000 (the “Option Initiation Fee”) on or before the date on which the Company shall have received, beginning from October 11, 2011, an aggregate investment in the amount of $10,000,000.

During the three months ended March 31, 2016, the Company repaid a note payable in the principal amount of $50,000 to the Company’s CEO.

Note 9 – Commitments and Contingencies

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

Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed. There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows. As of March 31, 2016 and 2015, the Company has not accrued any amounts for contingencies.

Note 10 – Stockholders’ Deficiency

During the three months ended March 31, 2016 and 2015, the Company recognized $68,870 and $(9,900) of stock-based compensation expense related to warrants. As of March 31, 2016, there was $116,451 of unrecognized stock-based compensation expense that will be recognized over approximately 1.2 years.

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

Non-Convertible Notes

On April 4, 2016, the Company extended the maturity date of a note payable in the principal amount of $250,000, originally dated May 15, 2015, from December 31, 2015 to June 30, 2016.

On April 4, 2016, the Company extended the maturity date of a note payable to the Company’s CEO in the principal amount of $50,000, originally dated November 26, 2014, from March 31, 2016 to September 30, 2016.

On April 6, 2016, the Company extended the maturity date of a note payable in the principal amount of $250,000, originally dated March 26, 2015, from March 26, 2016 to June 27, 2016.

On April 6, 2016, the Company extended the maturity date of a note payable in the principal amount of $250,000, originally dated March 26, 2015, from March 26, 2016 to June 26, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the consolidated results of operations and financial condition of Cell Source, Inc. ("CSI", “Cell Source” or the “Company”) as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016and 2015 should be read in conjunction with our condensed consolidated financial statements and the notes thereto that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to CSI. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2016.

Overview

Our wholly-owned subsidiary, Cell Source Israel was founded in 2011 as a privately held company located in Tel Aviv, Israel. Our business is based on over ten (10) years of prominent research at the Weizmann Institute from whom we license patented and patent pending technology. Our exclusive, world-wide license provides us with access to certain discoveries, inventions and other intellectual property generated by Professor Yair Reisner, formerly Head of the Immunology Department at the Weizmann Institute, together with others. Professor Reisner leads a team at the Weizmann Institute to continue the development of these technologies in order to facilitate the transition of those technologies from the laboratory to clinical trials. Our Scientific Advisory Board is chaired by Dr. Terry Strom, Professor of Medicine and Surgery at Harvard Medical School and Director of The Transplant Institute at Beth Israel Deaconess Medical Center, the founding President of the American Society of Transplantation, from which he received a Lifetime Achievement Award, and past President of the Clinical Immunology Society. Its other members include Dr. Robert Negrin, Director of Bone and Marrow Transplantation and Professor of Medicine at Stanford University who is a past President of the American Society of Bone and Marrow Transplantation and the International Society of Cellular Therapy; Dr. Steven Burakoff, Director of the Tisch Cancer Institute at Mount Sinai Medical Center, Professor of Cancer Medicine at the Icahn School of Medicine, past Professor of Medicine at Harvard Medical School and Director of the NYU Cancer Institute, who won the American Association of Immunologists Lifetime Achievement Award; Dr. Herman Waldman, Department Head and Professor Emeritus of Pathology and Head of the Therapeutic Immunology Group at Oxford Medical School, former Cambridge  Immunology Professor and SCRIP Lifetime Achievement Award winner; and Dr. Hermann Einsele, Professor and Director of Internal Medicine at Julius Maximilian University, Würzburg, Germany, a former visiting professor at the Fred Hutchinson Cancer Research Center in Seattle, Director of the German and member of the European Blood and Marrow Transplantation Groups.

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

Cell Source, under its exclusive license with Yeda Research & Development Ltd., the commercial arm of the Weizmann Institute of Science, has recently filed two new provisional patent applications that extend the usage of Veto Cell technology as a critical enabler for other cell therapy treatments. One patent application highlights, based on preclinical data, the ability of Veto Cells to accompany other cell therapy treatments and help them overcome rejection and avoid Graft vs. Host Disease (GvHD) in an allogeneic (using a third party donor) treatment setting. The other patent application involves a genetically modified Veto Cell that can have sustained survival in the patient’s body while avoiding rejection and GvHD. This second application holds the potential to make CAR-T cells, which to date been effective primarily in an autologous (patient’s own cells) setting, succeed in an allogeneic setting.

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

On March 29, 2016, the Company exercised its option pursuant to an October 3, 2011 exclusive option agreement with Yeda, as amended, such that the Company is now in the process of formally exclusively licensing certain organ regeneration technology from Yeda. As a result of exercising the option, the Company will fund research with Yeda in the additional amount of $100,000 per annum commencing during the third quarter of 2016. In addition, the Company shall pay Yeda an option initiation fee of $200,000 (the “Option Initiation Fee”) on or before the date on which the Company shall have received, beginning from October 11, 2011, an aggregate investment in the amount of $10,000,000.

Consolidated Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

The following table presents selected items in our unaudited condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015, respectively:

	For The Three Months Ended
	March 31,
	2016	2015

Revenues	$-	$-

Operating Expenses
Research and development	113,421	52,747
Research and development - related party	200,000	200,000
Selling, general and administrative	331,258	334,996

Total Operating Expenses	644,679	587,743

Loss From Operations	(644,679)	(587,743)

Other (Expense) Income
Change in fair value of derivative liabilities	160,950	33,500
Interest expense	(63,325)	-
Amortization of debt discount	(273,388)	(2,400)

Total Other Expense	(175,763)	31,100

Net Loss	$(820,442)	$(556,643)

Research and Development

Research and development expense was $313,421 and $252,747 for the three months ended March 31, 2016 and 2015, respectively, an increase of $60,674 or 24%, primarily associated with increased expenses associated with key patents.

Selling, General and Administrative

Selling, general and administrative expense was $331,258 and $334,996 for the three months ended March 31, 2016 and 2015, respectively, a decrease of $3,738, or 1%.

Change in Fair Value of Derivative Liability

The change in fair value of derivative liability for the three months ended March 31, 2016 and 2015, was a gain of $160,950 and $33,500, respectively, which represents the change in fair value of the warrants that were deemed to be derivative liabilities during the respective periods.

Interest Expense

Interest expense was $63,325 and $0 for the three months ended March 31, 2016 and 2015, respectively, associated with notes payable.

Amortization of Debt Discount

Amortization of debt discount was $273,388 and $2,400 for the three months ended March 31, 2016 and 2015, respectively, which is associated with warrants and conversion options issued in connection with notes payable and the costs incurred in connection with our debt offerings.

Liquidity and Going Concern

We measure our liquidity in a number of ways, including the following:

	March 31,	December 31,
	2016	2015
	(unaudited)

Cash	$99,103	$6,944
Working capital deficiency	$(6,332,406)	$(5,711,374)

We have not generated any revenues since our inception, we have recurring net losses, we have a working capital deficiency as of March 31, 2016 of approximately $6,332,000 and we have used cash in operations of approximately $803,000 and $693,000 during the three months ended March 31, 2016 and 2015, respectively. These conditions raise substantial doubt about our ability to continue as a going concern. Based on our current resources, we will not be able to continue to operate without additional immediate funding.

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

During the three months ended March 31, 2016 and 2015, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the three months ended March 31, 2016 and 2015 in the amounts of $803,267 and $693,000, respectively. The net cash used in operating activities for the three months ended March 31, 2016 was primarily due to cash used to fund a net loss of $820,442, adjusted for net non-cash expenses in the aggregate amount of $181,523 plus $164,349 of net cash used to fund changes in the levels of operating assets and liabilities. The net cash used in operating activities for the three months ended March 31, 2015 was primarily due to cash used to fund a net loss of $556,643, adjusted for net non-cash credits in the aggregate amount of $40,785, and $95,572 of net cash used to fund changes in the levels of operating assets and liabilities, primarily as a result of payments to vendors due to improved cash availability.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2016 and 2015 was $895,426 and $950,000, respectively. The net cash provided by financing activities during the three months ended March 31, 2016 was attributable to $990,000 of proceeds from the issuance of notes payable, partially offset by repayments of $50,000 and $44,575 of notes payable and debt issuance costs, respectively. The net cash provided by financing activities during the three months ended March 31, 2015 was attributable to $500,000 of proceeds from the issuance of notes payable and $450,000 of proceeds received in connection with a convertible note offering prior to closing.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K which was filed with the SEC on April 14, 2016. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

Recent Accounting Standards

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718)” (“ASU 2016-09”). ASU 2016-09 requires an entity to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating ASU 2016-09 and its impact on its condensed consolidated financial statements or disclosures.

We have evaluated all new accounting standards that are in effect and may impact our consolidated financial statements and do not believe that there are any other new accounting standards that have been issued that might have a material impact on our financial position or results of operations.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Principal Executive and Financial Officer, Itamar Shimrat, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our condensed consolidated financial statements in conformity with United States generally accepted accounting principles.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K which was filed with the SEC on April 14, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

On March 8, 2016, the Company issued six-month notes payable in the aggregate principal amount of $600,000 which bear interest at a rate of 10% per annum. In connection with the note issuances, the Company issued immediately vested warrants to purchase an aggregate of 300,000 shares of common stock at an exercise price of $0.75 per share. The warrants contain a provision that provides the Company with an option, prior to the expiration date, to redeem all of the warrants then outstanding upon not less than thirty (30) days nor more than (60) days notice to the applicable holder, at a redemption price of $0.01 per share, subject to the conditions that: (i) there is an effective registration statement covering the resale of the underlying shares of common stock and (ii) the common stock has traded for twenty (20) consecutive days with a closing price of at least $2.50 per share with an average trading volume of 100,000 shares per day. The warrants expire on March 25, 2019. The proceeds from the offering of the notes and warrants were used for general corporate purposes.

During the three months ended March 31, 2016, the Company closed on an aggregate of $390,000 in principal amount of convertible notes to investors (the”10% Convertible Notes”). The 10% Convertible Notes bear interest at a rate of 10% per annum and are payable eighteen (18) months from the date of issuance (the “Maturity Date”). The 10% Convertible Notes shall be automatically converted into shares of the Company’s common stock upon the earlier of (i) the closing of an offering of equity securities pursuant to which the Company receives an aggregate of at least $5,000,000 in gross proceeds (“Qualified Financing”); (ii) the closing of a strategic transaction (including but not limited to the Company’s entry into a joint venture or partnership agreement or the sublicensing of the Company’s intellectual property) pursuant to which the Company, directly or indirectly, receives, or expects to receive within eighteen months, cash, assets or other consideration with a total aggregate value of at least $4,000,000 (“Strategic Transaction”); or (iii) the Maturity Date of the 10% Convertible Notes.  The proceeds from the offering of the 10% Convertible Notes were used for general corporate purposes and for repayment of a note payable in the principal amount of $50,000 to the Company’s CEO, Itamar Shimrat.

In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

The foregoing descriptions of the January 2016 Convertible Note, the March 2016 Note, the March 2016 Warrant, and the 10% Convertible Notes do not purport to be complete and are qualified in their entirety by reference to the complete text of the same, which are filed herewith and  are incorporated herein by reference.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

The information contained in Part II. Item 2. above is incorporated herein by reference.

Item 6. Exhibits.

Exhibit
Number		Description

10.1	*	January 2016 Convertible Note due July 27, 2016
10.2	***	Form of Bridge Note Subscription Agreement
10.3	***	Form of Convertible Note
10.4	***	Form of March 2016 Note
10.5	***	Form of March 2016 Warrant
31.1	*	Certificate of the Chief Executive Officer
31.2	*	Certificate of the Chief Financial Officer
32	**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Schema Document
101.CAL	*	XBRL Calculation Linkbase Document
101.DEF	*	XBRL Definition Linkbase Document
101.LAB	*	XBRL Label Linkbase Document
101.PRE	*	XBRL Presentation Linkbase Document

*	Filed herewith
**
This certification is being furnished and shall not be deemed "filed" with the SEC for purposes of Section 18 of the Exchange Act, or otherwise be subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

***	Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 14, 2016

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CELL SOURCE, INC.

Dated: May 13, 2016	By:	/s/ Itamar Shimrat
Name: Itamar Shimrat
Title: Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)