Form 10-Q
period 2016-06-30
Cell Source, Inc.
filed 2016-08-15
CIK 1569340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 10, 2016, the registrant had 24,679,256 shares of $0.001 par value common stock outstanding.

CELL SOURCE, INC. AND SUBSIDIARY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.	1

Condensed Consolidated Balance Sheets as of
June 30, 2016 (Unaudited) and December 31, 2015	1

Unaudited Condensed Consolidated Statements of Operations for the
Three and Six Months Ended June 30, 2016 and 2015	2

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficiency for the
Six Months Ended June 30, 2016	3

Unaudited Condensed Consolidated Statements of Cash Flows for the
Six Months Ended June 30, 2016 and 2015	4

Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	21

Item 4. Controls and Procedures.	21

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.	22

Item 1A. Risk Factors.	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	22

Item 3. Defaults Upon Senior Securities.	22

Item 4. Mine Safety Disclosures.	22

Item 5. Other Information.	22

Item 6. Exhibits.	22

SIGNATURES	23

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)
Assets

Current Assets:
Cash	$3,736	$6,944
Prepaid expenses	108,077	71,882
Other current assets	135,989	134,736

Total Current Assets	247,802	213,562
Property and equipment, net	837	1,267

Total Assets	$248,639	$214,829

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable and accrued expenses, current portion	$727,058	$586,485
Accounts payable and accrued expenses - related parties	208,798	214,629
Accrued compensation	465,703	324,672
Derivative liabilities	3,508,850	3,279,600
Notes payable, net of debt discount of $35,600 and $41,600 at June 30, 2016 and December 31, 2015, respectively	1,367,400	708,400
Notes payable - related party, net of debt discount of $1,900 and $19,300 at June 30, 2016 and December 31, 2015, respectively	148,100	180,700
Convertible notes payable, current portion, net of debt discount of $286,807 and $214,550 at June 30, 2016 and December 31, 2015, respectively	690,693	180,450
Advances payable	200,000	450,000

Total Current Liabilities	7,316,602	5,924,936
Convertible notes payable, non-current portion, net of debt discount of $241,400 and $288,832 at June 30, 2016 and December 31, 2015, respectively	148,600	43,668
Accounts payable and accrued expenses, non-current portion	15,384	4,474

Total Liabilities	7,480,586	5,973,078

Commitments and contingencies

Stockholders' Deficiency:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2016 and December 31, 2015	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 23,929,256 shares issued and outstanding at June 30, 2016 and December 31, 2015	23,929	23,929
Additional paid-in capital	4,767,947	4,720,417
Accumulated deficit	(12,023,823)	(10,502,595)

Total Stockholders' Deficiency	(7,231,947)	(5,758,249)

Total Liabilities and Stockholders' Deficiency	$248,639	$214,829

See Notes to the Condensed Consolidated Financial Statements

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenues	$-	$-	$-	$-

Operating Expenses
Research and development	110,167	124,472	223,588	177,219
Research and development - related party	198,820	200,000	398,820	400,000
Selling, general and administrative	221,179	243,261	552,437	576,778

Total Operating Expenses	530,166	567,733	1,174,845	1,153,997

Loss From Operations	(530,166)	(567,733)	(1,174,845)	(1,153,997)

Other Income (Expense)
Change in fair value of derivative liabilities	209,900	79,200	370,850	112,700
Interest expense	(55,232)	(5,277)	(118,557)	(6,756)
Amortization of debt discount	(325,288)	(77,100)	(598,676)	(79,500)

Total Other (Expense) Income	(170,620)	(3,177)	(346,383)	26,444

Net Loss	$(700,786)	$(570,910)	$(1,521,228)	$(1,127,553)

Net Loss Per Share
- Basic and Diluted	$(0.03)	$(0.02)	$(0.06)	$(0.04)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	25,973,091	25,623,091	25,973,091	25,623,091

See Notes to the Condensed Consolidated Financial Statements

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2015	23,929,256	$23,929	$4,720,417	$(10,502,595)	$(5,758,249)

Stock-based compensation:
- warrants	-	-	47,530	-	47,530

Net loss	-	-	-	(1,521,228)	(1,521,228)

Balance - June 30, 2016	23,929,256	$23,929	$4,767,947	$(12,023,823)	$(7,231,947)

See Notes to the Condensed Consolidated Financial Statements

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Six Months Ended
	June 30,
	2016	2015
Cash Flows From Operating Activities
Net loss	$(1,521,228)	$(1,127,553)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	(370,850)	(112,700)
Amortization of debt discount	598,676	79,500
Depreciation	430	430
Stock-based compensation:
Warrants	91,962	(33,400)
Changes in operating assets and liabilities:
Prepaid expenses	(36,195)	(68,395)
Other current assets	(1,253)	(42,701)
Accounts payable and accrued expenses	286,825	190,515

Net Cash Used in Operating Activities	(951,633)	(1,114,304)

Cash Flows From Financing Activities
Proceeds from issuance of notes payable	1,043,000	750,000
Repayment of note payable, related party	(50,000)	-
Payment of debt issuance costs	(44,575)	-
Proceeds from cash advances	-	450,000

Net Cash Provided by Financing Activities	948,425	1,200,000

Net (Decrease) Increase In Cash	(3,208)	85,696

Cash - Beginning	6,944	19,480

Cash - Ending	$3,736	$105,176

Supplemental Disclosures of Cash Flow Information:
Non-cash investing and financing transactions:
Warrants and conversion options issued in connection with issuance of notes payable	$600,100	$265,800
Advance exchanged for a convertible note payable	$250,000	$-

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial position of the Company as of June 30, 2016 and the condensed consolidated results of its operations for the three and six months ended June 30, 2016 and 2015 and cash flows for the six months ended June 30, 2016 and 2015. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the operating results for the full year. It is recommended that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2015 and for the year then ended which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on April 14, 2016.

Note 2 – Going Concern and Management Plans

The Company has not generated any revenues, has recurring net losses, a working capital deficiency as of June 30, 2016 of approximately $7,069,000, and used cash in operations of approximately $952,000 and $1,114,000 for the six months ended June 30, 2016 and 2015, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Loss Per Share

The Company computes basic net loss per share by dividing net loss by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share includes the dilution that would occur upon the exercise or conversion of all dilutive securities into common stock using the “treasury stock” and/or “if converted” methods, as applicable. Weighted average shares outstanding for the three and six months ended June 30, 2016 and 2015 includes the weighted average impact of warrants to purchase an aggregate of 2,043,835 shares of common stock because their exercise price was determined to be nominal.

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	June 30,
	2016	2015

Warrants	11,374,324	7,629,324
Convertible notes	3,203,450	-
Total	14,577,774	7,629,324

Deferred Financing Costs

The Company has recorded deferred financing costs as a result of fees incurred by the Company in conjunction with its debt financing activities. These costs are amortized using the interest method over the shorter of (a) the term of the related debt or (b) the expected conversion date of the debt into equity instruments. During the six months ended June 30, 2016, the Company adopted Accounting Standards Update (“ASU”) No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” and, as a result, the Company reclassified deferred financing costs for all periods presented such that costs are included as a discount to convertible notes payable on the accompanying condensed consolidated balance sheets.

As of June 30, 2016 and December 31, 2015, there was $125,443 and $46,068 of accumulated amortization of deferred financing costs, respectively. As of June 30, 2016 and December 31, 2015, there was $73,557 and $152,932, respectively, of unamortized deferred financing costs which were included as a discount to convertible notes payable on the accompanying condensed consolidated balance sheets. See Note 6 – Notes Payable – Summary – for details associated with amortization of deferred financing costs which are included within amortization of debt discount on the condensed consolidated statements of operations.

CELL SOURCE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Summary of Significant Accounting Policies - Continued

Derivative Financial Instruments

The fair value of an embedded conversion option that is convertible into a variable amount of shares and warrants that include price protection reset provision features are deemed to be “down-round protection” and, therefore, do not meet the scope exception for treatment as a derivative under Accounting Standards Codification (“ASC”) 815  “Derivatives and Hedging”, since “down-round protection” is not an input into the calculation of the fair value of the conversion option and warrants and cannot be considered “indexed to the Company’s own stock” which is a requirement for the scope exception as outlined under ASC 815.

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

The Black-Scholes option pricing model was used to estimate the fair value of the warrants and conversion options. The model includes subjective input assumptions that can materially affect the fair value estimates. The Company determined the fair value under the binomial lattice model and the Black-Scholes model to be materially the same. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the warrants.

Conversion options are recorded as debt discount and are amortized as interest expense over the life of the underlying debt instrument.

Recent Accounting Standards

In March 2016, the Financial Accounting Standards Board issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718)” (“ASU 2016-09”). ASU 2016-09 requires an entity to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating ASU 2016-09 and its impact on its condensed consolidated financial statements or disclosures.

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

CELL SOURCE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

 Note 4 - Fair Value

The Company determines the estimated fair value of amounts presented in these condensed consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the financial statements are not necessarily indicative of the amounts that could be realized in a current exchange between buyer and seller. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. These fair value estimates were based upon pertinent information available as of June 30, 2016 and December 31, 2015, and, as of those dates, the carrying value of all amounts approximates fair value. The Company estimated the fair value of its common stock during the three and six months ended June 30, 2016. To determine the value of its common stock, the Company considered the following three possible valuation methods (1) the income approach, (2) the market approach and the (3) cost approach to estimate its enterprise value.

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

The following table summarizes the valuation of the Company’s derivative liabilities and accrued compensation by the above fair value hierarchy levels as of June 30, 2016 and December 31, 2015 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Accrued compensation	$104,431	$-	$-	$104,431
Derivative liability	3,508,850	-	-	3,508,850

Balance - June 30, 2016	$3,613,281	$-	$-	$3,613,281

Accrued compensation	$60,000	$-	$-	$60,000
Derivative liability	3,279,600	-	-	3,279,600

Balance - December 31, 2015	$3,339,600	$-	$-	$3,339,600

CELL SOURCE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 - Fair Value – Continued

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. The Company’s Level 3 liabilities shown in the above table consist of warrants with “down-round protection”, as the Company is unable to determine if it will have sufficient authorized common stock to settle such arrangements, warrants deemed to be derivative liabilities according to the Company’s sequencing policy in accordance with ASC 815-40-35-12, the conversion option of convertible notes payable and accrued obligations to issue a warrant and common stock.

Assumptions utilized in the valuation of Level 3 liabilities are described as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Risk-free interest rate	0.26% - 0.86%	1.01% - 1.63%	0.21% - 1.04%	1.01% - 1.63%
Expected term (years)	0.04 - 4.19	3.33 - 4.37	0.04 - 5.00	3.33 - 4.62
Expected volatility	152%	166% - 172%	152% - 159%	166% - 172%
Expected dividends	0.00%	0.00%	0.00%	0.00%

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all Level 3 liabilities measured at fair value on a recurring basis using unobservable inputs during the six months ended June 30, 2016:

	Accrued	Derivative
	Compensation	Liability	Total

Balance - December 31, 2015	$60,000	$3,279,600	$3,339,600

Change in fair value	(674)	(370,850)	(371,524)

Issuance of warrants and conversion options	-	600,100	600,100

Accrual of obligations	45,105	-	45,105

Balance - June 30, 2016	$104,431	$3,508,850	$3,613,281

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

CELL SOURCE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
	2016	2015
	(unaudited)

Accrued research and development	$117,949	$186,815
Accrued legal fees	194,940	216,956
Accrued other professional fees	100,502	75,164
Accrued director compensation	12,000	12,000
Accrued Scientified Advisory Board compensation	57,000	31,000
Accrued interest, current portion	130,660	25,139
Other accrued expenses	114,007	39,411
Accounts payable and accrued expenses, current portion	727,058	586,485
Non-current portion of accrued interest	15,384	4,474
Total accounts payable and accrued expenses	$742,442	$590,959

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

On April 4, 2016, the Company extended the maturity date of a note payable in the principal amount of $250,000, originally dated May 15, 2015, from December 31, 2015 to June 30, 2016. See Note 11 – Subsequent Events – Notes Payable for details related to the subsequent extension of this note.

On April 6, 2016, the Company extended the maturity date of a note payable in the principal amount of $250,000, originally dated March 26, 2015, from March 26, 2016 to June 27, 2016. See Note 11 – Subsequent Events – Notes Payable for details related to the subsequent extension of this note.

On April 6, 2016, the Company extended the maturity date of a note payable in the principal amount of $250,000, originally dated March 26, 2015, from March 26, 2016 to June 26, 2016. See Note 11 – Subsequent Events – Notes Payable for details related to the subsequent extension of this note.

On May 10, 2016, the Company issued a six-month note payable in the principal amount of $53,000 which bears interest at 6% per annum, payable at maturity.

See Note 8 – Related Parties for details related to non-convertible notes held by the Company’s Chief Executive Officer (“CEO”) and a director of the Company. See Note 11 – Subsequent Events – Notes Payable for details related to the issuance and extension of notes payable subsequent to June 30, 2016.

CELL SOURCE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 – Notes Payable – Continued

Convertible Notes

Other Convertible Notes

In January 2016, the Company issued a convertible note payable in the principal amount of $250,000 to an investor who advanced the funds to the Company in January 2015. The note matures on July 27, 2016 and bears interest at a rate of 10% per annum, beginning from the date the funds were advanced. The note shall be automatically converted into shares of the Company’s common stock upon the earlier of (i) the closing of an offering of equity securities pursuant to which the Company receives an aggregate of at least $5,000,000 in gross proceeds (“Qualified Financing”); or (ii) the maturity date. In the event the note is converted upon the occurrence of a Qualified Financing (the “QF Conversion Shares”), the conversion price of the note shall be the lesser of (i) seventy percent (70%) of the price per share or per unit (assuming the unit includes one share of common stock or the price per unit divided by the number of shares of common stock underlying such unit) at which the Company sells its securities in a Qualified Financing; or (ii) the quotient obtained by dividing $35,000,000 by the aggregate number of outstanding shares of the common stock, measured on a fully-diluted basis, excluding certain shares, on the date immediately preceding the Qualified Financing. The QF Conversion Shares shall be subject to a prohibition from any sale, pledge or transfer for a period of six (6) months from the date of the closing on which the Company generates aggregate gross proceeds under the Qualified Financing of at least $5,000,000. In addition, upon conversion of the note following the occurrence of a Qualified Financing, the holder shall automatically receive five-year warrants to purchase that number of shares of common stock into which the note is convertible and such warrants shall have an exercise price equal to the lesser of (i) seventy percent (70%) of the price per share or per unit (assuming the unit includes one share of common stock or the price per unit divided by the number of shares of common stock underlying such unit) at which the Company sells its securities in a Qualified Financing; or (ii) $0.75. In the event the note is automatically converted upon the maturity date, the conversion price of the note shall be equal to the quotient obtained by dividing $20,000,000 by the aggregate number of outstanding shares of the common stock, measured on a fully-diluted basis, excluding certain shares, on the date immediately preceding the maturity date (the “Maturity Conversion Price”). In addition, in the event of an automatic conversion of the note upon the maturity date, the holder shall automatically receive five-year warrants to purchase that number of common stock into which the note is convertible and such warrants shall have an exercise price equal to the Maturity Conversion Price. In connection with the Company’s sequencing policy, the conversion option of the note was determined to be a derivative liability. The $179,000 issuance date fair value was recorded as a debt discount and will be amortized over the term of the note. See Note 4 – Fair Value for additional details.

10% Convertible Note Offering

During the six months ended June 30, 2016, the Company closed on an aggregate of $390,000 in principal amount of convertible notes to investors (the”10% Convertible Notes”). The 10% Convertible Notes bear interest at a rate of 10% per annum and are payable eighteen (18) months from the date of issuance (the “Maturity Date”). The 10% Convertible Notes shall be automatically converted into shares of the Company’s common stock upon the earlier of (i) the closing of an offering of equity securities pursuant to which the Company receives an aggregate of at least $5,000,000 in gross proceeds (“Qualified Financing”); (ii) the closing of a strategic transaction (including but not limited to the Company’s entry into a joint venture or partnership agreement or the sublicensing of the Company’s intellectual property) pursuant to which the Company, directly or indirectly, receives, or expects to receive within eighteen months, cash, assets or other consideration with a total aggregate value of at least $4,000,000 (“Strategic Transaction”); or (iii) the Maturity Date of the 10% Convertible Notes.

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

Summary

During the three and six months ended June 30, 2016, the Company recorded interest expense related to notes payable of $55,232 and $118,557, respectively. During the three and six months ended June 30, 2015, the Company recorded interest expense related to notes payable of $5,277 and $6,756, respectively.

During the three and six months ended June 30, 2016, the Company recorded amortization of debt discount of $325,288 and $598,676, respectively. During the three and six months ended June 30, 2015, the Company recorded amortization of debt discount of $77,100 and $79,500, respectively.

Note 7 – Advances Payable

See Note 6 – Notes Payable – Convertible Notes – Other Convertible Notes for details associated with the issuance of a note that previously was classified as an advance payable.

Note 8 – Related Parties

For the three and six months ended June 30, 2016, the Company recorded a charge to operations of $199,000 and $399,000, respectively, related to its research and license agreement with Yeda. For the three and six months ended June 30, 2015, the Company recorded a charge to operations of $200,000 and $400,000, respectively, related to its research and license agreement with Yeda.  As of June 30, 2016 and December 31, 2015, approximately $200,000 and $208,000 has been accrued and is payable to Yeda, respectively.

CELL SOURCE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 – Related Parties – Continued

On March 29, 2016, the Company exercised its option pursuant to an October 3, 2011 exclusive option agreement with Yeda, as amended, such that the Company is now in the process of negotiating an agreement with Yeda whereby the Company would exclusively license certain organ regeneration technology from Yeda. As a result of exercising the option, the Company will fund research with Yeda in the additional amount of $100,000 per annum commencing during the third quarter of 2016. In addition, the Company shall pay Yeda an option initiation fee of $200,000 (the “Option Initiation Fee”) on or before the date on which the Company shall have received, beginning from October 11, 2011, an aggregate investment in the amount of $10,000,000.

During the six months ended June 30, 2016, the Company repaid a note payable in the principal amount of $50,000 to the Company’s CEO.

On April 4, 2016, the Company extended the maturity date of a note payable to the Company’s CEO in the principal amount of $50,000, originally dated November 26, 2014, from June 30, 2016 to September 30, 2016.

As of June 30, 2016 and December 31, 2015, there were outstanding notes payable to the Company’s CEO in the aggregate principal amount of $50,000 and $100,000, respectively. As of June 30, 2016 and December 31, 2015, there was an outstanding note payable to a director of the Company in the principal amount of $100,000.

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

Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed. There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows. As of June 30, 2016 and December 31, 2015, the Company has not accrued any amounts for contingencies.

CELL SOURCE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10 – Stockholders’ Deficiency

Stock-Based Compensation

During the three and six months ended June 30, 2016, the Company recognized $23,092 and $91,962 of stock-based compensation expense related to warrants. During the three and six months ended June 30, 2015, the Company recognized $(23,500) and $(33,400) of stock-based compensation expense related to warrants. As of June 30, 2016, there was $92,686 of unrecognized stock-based compensation expense that will be recognized over approximately 1.0 years.

Note 11 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the condensed consolidated financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would require adjustment or disclosure in the condensed consolidated financial statements.

Notes Payable

Issuances

Subsequent to June 30, 2016, the Company issued six-month notes payable in the aggregate principal amount of $300,000 which bear interest at a rate of 10% per annum, payable at maturity. In connection with the note issuances, the Company issued to the purchasers immediately-vested, five-year warrants to purchase an aggregate of 225,000 shares of common stock at an exercise price of $0.75 per share.

Extensions

On July 20, 2016, the Company extended the maturity date of a note payable to a director of the Company in the principal amount of $100,000 from July 20, 2016 to January 24, 2017. In connection with the extension, the Company issued to the holder an immediately vested, three-year warrant to purchase 50,000 shares of common stock at an exercise price of $0.75 per share. In addition, in connection with the terms of the original note, because the principal amount of the note was not repaid by July 20, 2016, the Company issued to the holder an immediately vested, three-year warrant to purchase 10,000 shares of common stock at an exercise price of $0.75 per share and shall pay a cash penalty of $5,000 to the holder.

On July 22, 2016, the Company extended the maturity date of convertible notes payable in the aggregate principal amount of $145,000 from July 24, 2016 to January 24, 2017. In connection with the extension, the Company issued immediately vested, three-year warrants to purchase an aggregate of 72,500 shares of common stock at an exercise price of $0.75 per share.

On August 10, 2016, the Company extended the maturity date of a note payable in the principal amount of $250,000 from June 30, 2016 to September 30, 2016. In connection with the extension, the Company issued to the holder 250,000 shares of immediately vested common stock.

On August 10, 2016, the Company extended the maturity date of a note payable in the principal amount of $250,000 from June 27, 2016 to September 26, 2016. In connection with the extension, the Company issued to the holder 250,000 shares of immediately vested common stock. The note will become payable in full in the event that the Company raises $2.5 million or more of funding in its private placement. Furthermore, in the event the Company raises $3.0 million or more of funding, the holder’s note issued in October 2015 in the original principal amount of $125,000 shall become payable in full.

On August 10, 2016, the Company extended the maturity date of a note payable in the principal amount of $250,000 from June 26, 2016 to September 26, 2016. In connection with the extension, the Company issued to the holder 250,000 shares of immediately vested common stock. The note will become payable in full in the event that the Company raises $2.5 million or more of funding in its private placement. Furthermore, in the event the Company raises $3.0 million or more of funding, the advance of $100,000 made to the Company by the investor in January 2015 shall become payable in full as well as at least $15,000 of interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the consolidated results of operations and financial condition of Cell Source, Inc. ("CSI", “Cell Source” or the “Company”) as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016and 2015 should be read in conjunction with our condensed consolidated financial statements and the notes thereto that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to CSI. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2016.

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

Our lead prospective product is our patented Veto Cell immune system management technology, which is an immune tolerance biotechnology that enables the selective blocking of immune responses. The Company’s target indications include: lymphoma, multiple myeloma and BCLL (a form of leukemia), facilitating transplantation acceptance (initially bone marrow transplantation and subsequently organ transplantation), and ultimately treating a variety of non-malignant diseases.

Cell Source, under its exclusive license with Yeda Research & Development Ltd., the commercial arm of the Weizmann Institute of Science, has recently filed two new provisional patent applications that extend the usage of Veto Cell technology as a critical enabler for other cell therapy treatments. One patent application highlights, based on preclinical data, the ability of Veto Cells to accompany other cell therapy treatments and help them overcome rejection and avoid Graft vs. Host Disease (GvHD) in an allogeneic (using a third party donor) treatment setting. The other patent application involves a genetically modified Veto Cell that can have sustained survival in the patient’s body while avoiding rejection and GvHD. Both of these applications holds the potential to make CAR-T cells, which to date been effective primarily in an autologous (patient’s own cells) setting, succeed in an allogeneic setting.

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

For the Veto Cell application for reducing rejection in Bone Marrow Transplants, Cell Source expects to commence Phase I/II human clinical trials in the US and EU starting sometime in 2017.  Cell Source anticipates that Phase I/II studies will last until 2019 or 2020. These would be followed by completion of Phase II and Phase III, which would last another 2-3 years each, so that full approval, if successful, would be expected sometime in 2025. In Germany there is a possibility of approval for commercial use on a “compassionate grounds” basis at the end of Phase II, which could take place by 2023. In the US, Cell Source plans to commence the IND approval process with the FDA in 2017, which could last until between 2021 and 2024. Cell Source also aspires to enter into a collaboration with respect to combining CAR-T cell therapy with Veto Cell therapy and commence pre-clinical proof of concept trials in 2016. If successful, this could lead to a commencement of a combined FDA trial in 2017 or 2018 and could last until 2025 or 2026.

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

Recent Developments

On May 10, 2016, the Company issued a six-month notes payable in the principal amount of $53,000 which bears interest at 6% per annum, payable at maturity. The foregoing description of the six-month promissory note does not purport to be complete and is qualified in its entirety by reference to the complete text of the note which is filed as Exhibit 10.1 hereto, which is incorporated herein by reference.

Subsequent to June 30, 2016, the Company issued six-month notes payable in the aggregate principal amount of $300,000 which bear interest at a rate of 10% per annum, payable at maturity. In connection with the note issuances, the Company issued to the purchasers immediately-vested, five-year warrants to purchase an aggregate of 225,000 shares of common stock at an exercise price of $0.75 per share.

On July 20, 2016, the Company extended the maturity date of a note payable to a director of the Company in the principal amount of $100,000 from July 20, 2016 to January 24, 2017. In connection with the extension, the Company issued to the holder an immediately vested, three-year warrant to purchase 50,000 shares of common stock at an exercise price of $0.75 per share. In addition, in connection with the terms of the original note, because the principal amount of the note was not repaid by July 20, 2016, the Company issued to the holder an immediately vested, three-year warrant to purchase 10,000 shares of common stock at an exercise price of $0.75 per share and shall pay a cash penalty of $5,000 to the holder.

On July 22, 2016, the Company extended the maturity date of convertible notes payable in the aggregate principal amount of $145,000 from July 24, 2016 to January 24, 2017. In connection with the extension, the Company issued immediately vested, three-year warrants to purchase an aggregate of 72,500 shares of common stock at an exercise price of $0.75 per share.

On August 10, 2016, the Company extended the maturity date of a note payable in the principal amount of $250,000 from June 30, 2016 to September 30, 2016. In connection with the extension, the Company issued to the holder 250,000 shares of immediately vested common stock.

On August 10, 2016, the Company extended the maturity date of a note payable in the principal amount of $250,000 from June 27, 2016 to September 26, 2016. In connection with the extension, the Company issued to the holder 250,000 shares of immediately vested common stock. The note will become payable in full in the event that the Company raises $2.5 million or more of funding in its private placement. Furthermore, in the event the Company raises $3.0 million or more of funding, the holder’s note issued in October 2015 in the original principal amount of $125,000 shall become payable in full.

On August 10, 2016, the Company extended the maturity date of a note payable in the principal amount of $250,000 from June 26, 2016 to September 26, 2016. In connection with the extension, the Company issued to the holder 250,000 shares of immediately vested common stock. The note will become payable in full in the event that the Company raises $2.5 million or more of funding in its private placement. Furthermore, in the event the Company raises $3.0 million or more of funding, the advance of $100,000 made to the Company by the investor in January 2015 shall become payable in full as well as at least $15,000 of interest.

Consolidated Results of Operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

The following table presents selected items in our unaudited condensed consolidated statements of operations for the three months ended June 30, 2016 and 2015, respectively:

	For The Three Months Ended
	June 30,
	2016	2015

Revenues	$-	$-

Operating Expenses
Research and development	110,167	124,472
Research and development - related party	198,820	200,000
Selling, general and administrative	221,179	243,261

Total Operating Expenses	530,166	567,733

Loss From Operations	(530,166)	(567,733)

Other Income (Expense)
Change in fair value of derivative liabilities	209,900	79,200
Interest expense	(55,232)	(5,277)
Amortization of debt discount	(325,288)	(77,100)

Total Other Expense	(170,620)	(3,177)

Net Loss	$(700,786)	$(570,910)

Research and Development

Research and development expense remained relatively unchanged as compared to the prior period, as it was $308,987 and $324,472 for the three months ended June 30, 2016 and 2015, respectively, a decrease of $15,485, or 5%.

Selling, General and Administrative

Selling, general and administrative expense was $221,179 and $243,261 for the three months ended June 30, 2016 and 2015, respectively, a decrease of $22,082, or 9%. The decrease was primarily due to a reduction in payroll due to reduced headcount as compared to the prior period.

Change in Fair Value of Derivative Liability

The change in fair value of derivative liability for the three months ended June 30, 2016 and 2015 was a gain of $209,900 and $79,200, respectively, which represents the change in fair value of the warrants that were deemed to be derivative liabilities during the respective periods.

Interest Expense

Interest expense was $55,232 and $5,277 for the three months ended June 30, 2016 and 2015, respectively, an increase of $49,955, or 947%.  The increase was due to the issuance of new notes payable subsequent to June 30, 2015 with interest rates ranging from 6% - 10%.

Amortization of Debt Discount

Amortization of debt discount was $325,288 and $77,100 for the three months ended June 30, 2016 and 2015, respectively, an increase of $248,188 or 322%. The increase was primarily due to costs associated with warrants and conversion options issued in connection with notes payable and the costs incurred in connection with our debt offerings.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

The following table presents selected items in our unaudited condensed consolidated statements of operations for the six months ended June 30, 2016 and 2015, respectively:

	For The Six Months Ended
	June 30,
	2016	2015

Revenues	$-	$-

Operating Expenses
Research and development	223,588	177,219
Research and development - related party	398,820	400,000
Selling, general and administrative	552,437	576,778

Total Operating Expenses	1,174,845	1,153,997

Loss From Operations	(1,174,845)	(1,153,997)

Other Income (Expense)
Change in fair value of derivative liabilities	370,850	112,700
Interest expense	(118,557)	(6,756)
Amortization of debt discount	(598,676)	(79,500)

Total Other (Expense) Income	(346,383)	26,444

Net Loss	$(1,521,228)	$(1,127,553)

Research and Development

Research and development expense was $622,408 and $577,219 for the six months ended June 30, 2016 and 2015, respectively, an increase of $45,189, or 8%, primarily associated with increased expenses associated with key patents.

Selling, General and Administrative

Selling, general and administrative expense was $552,437 and $576,778 for the six months ended June 30, 2016 and 2015, respectively, a decrease of $24,341, or 4%.

Change in Fair Value of Derivative Liability

The change in fair value of derivative liability for the six months ended June 30, 2016 and 2015 was a gain of $370,850 and $112,700, respectively, which represents the change in fair value of the warrants that were deemed to be derivative liabilities during the respective periods.

Interest Expense

Interest expense was $118,557 and $6,756 for the six months ended June 30, 2016 and 2015, respectively, an increase of $111,801, or 1,655%. The increase was due to the issuance of new notes payable subsequent to June 30, 2015 with interest rates ranging from 6% - 10%.

Amortization of Debt Discount

Amortization of debt discount was $598,676 and $79,500 for the six months ended June 30, 2016 and 2015, respectively, an increase of $519,176 or 653%.  The increase was primarily due to costs associated with warrants and conversion options issued in connection with notes payable and the costs incurred in connection with our debt offerings.

Liquidity and Going Concern

We measure our liquidity in a number of ways, including the following:

	June 30,	December 31,
	2016	2015
	(unaudited)

Cash	$3,736	$6,944
Working capital deficiency	$(7,068,800)	$(5,711,374)

We have not generated any revenues since our inception, we have recurring net losses, we have a working capital deficiency as of June 30, 2016 of approximately $7,069,000 and we have used cash in operations of approximately $952,000 and $1,114,000 during the six months ended June 30, 2016 and 2015, respectively. These conditions raise substantial doubt about our ability to continue as a going concern. Based on our current resources, we will not be able to continue to operate without additional immediate funding.

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

During the six months ended June 30, 2016 and 2015, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the six months ended June 30, 2016 and 2015 in the amounts of $951,633 and $1,114,304, respectively. The net cash used in operating activities for the six months ended June 30, 2016 was primarily due to cash used to fund a net loss of $1,521,228, adjusted for net non-cash expenses in the aggregate amount of $320,218, partially offset by $249,377 of net cash provided by changes in the levels of operating assets and liabilities. The net cash used in operating activities for the six months ended June 30, 2015 was primarily due to cash used to fund a net loss of $1,127,553, adjusted for net non-cash credits in the aggregate amount of $66,170, partially offset by $79,419 of net cash provided by changes in the levels of operating assets and liabilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2016 and 2015 was $948,425 and $1,200,000, respectively. The net cash provided by financing activities during the six months ended June 30, 2016 was attributable to $1,043,000 of proceeds from the issuance of notes payable, partially offset by repayments of $50,000 of notes payable and $44,575 of debt issuance costs. The net cash provided by financing activities during the six months ended June 30, 2015 was attributable to $750,000 of proceeds from the issuance of notes payable and $450,000 of proceeds received in connection with a convertible note offering prior to closing.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K which was filed with the Securities and Exchange Commission (“SEC”) on April 14, 2016. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

Recent Accounting Standards

In March 2016, the Financial Accounting Standards Board issued Accounting Standard Update No. 2016-09, “Compensation – Stock Compensation (Topic 718)” (“ASU 2016-09”). ASU 2016-09 requires an entity to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. We are currently evaluating ASU 2016-09 and its impact on our condensed consolidated financial statements or disclosures.

We have evaluated all new accounting standards that are in effect and may impact our condensed consolidated financial statements and do not believe that there are any other new accounting standards that have been issued that might have a material impact on our financial position or results of operations.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, management, with the participation of our Principal Executive and Financial Officer, Itamar Shimrat, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on April 14, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

The information contained in Part II. Item 2. above is incorporated herein by reference.

Item 6. Exhibits.

Exhibit
Number		Description

10.1	*	Form of May 2016 Note
31.1	*	Certificate of the Chief Executive Officer
31.2	*	Certificate of the Chief Financial Officer
32	**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Schema Document
101.CAL	*	XBRL Calculation Linkbase Document
101.DEF	*	XBRL Definition Linkbase Document
101.LAB	*	XBRL Label Linkbase Document
101.PRE	*	XBRL Presentation Linkbase Document

*	Filed herewith
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

CELL SOURCE, INC.

Dated: August 15, 2016	By:	/s/ Itamar Shimrat
Name: Itamar Shimrat
Title: Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)