Form 10-Q
period 2016-09-30
Cell Source, Inc.
filed 2016-11-18
CIK 1569340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 15, 2016, the registrant had 24,429,256 shares of $0.001 par value common stock outstanding.

CELL SOURCE, INC. AND SUBSIDIARY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)
Assets

Current Assets:
Cash	$1,638	$6,944
Prepaid expenses	114,610	71,882
Other current assets	145,510	134,736
Total Current Assets	261,758	213,562

Property and equipment, net	622	1,267
Deferred financing costs	20,000	-

Total Assets	$282,380	$214,829

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable and accrued expenses, current portion	$955,584	$586,485
Accounts payable and accrued expenses - related parties	209,554	214,629
Accrued compensation	516,161	324,672
Derivative liabilities	3,332,900	3,279,600
Notes payable, net of debt discount of $73,600 and $41,600 at September 30, 2016 and December 31, 2015, respectively	1,739,400	708,400
Notes payable - related parties, net of debt discount of $11,100 and $19,300 at September 30, 2016 and December 31, 2015, respectively	138,900	180,700
Convertible notes payable, current portion, net of debt discount of $366,346 and $214,550 at September 30, 2016 and December 31, 2015, respectively	1,001,154	180,450
Advances payable	200,000	450,000
Total Current Liabilities	8,093,653	5,924,936

Convertible notes payable, non-current portion, net of debt discount of $0 and $288,832 at September 30, 2016 and December 31, 2015, respectively	-	43,668
Accounts payable and accrued expenses, non-current portion	-	4,474

Total Liabilities	8,093,653	5,973,078

Commitments and contingencies

Stockholders' Deficiency:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2016 and December 31, 2015	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 24,429,256 and 23,929,256 shares issued and outstanding at September 30, 2016 and December 31, 2015	24,429	23,929
Additional paid-in capital	4,991,473	4,720,417
Accumulated deficit	(12,827,175)	(10,502,595)

Total Stockholders' Deficiency	(7,811,273)	(5,758,249)

Total Liabilities and Stockholders' Deficiency	$282,380	$214,829

See Notes to the Condensed Consolidated Financial Statements

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenues	$-	$-	$-	$-

Operating Expenses
Research and development	133,866	118,551	357,454	295,770
Research and development - related party	205,957	200,000	604,777	600,000
Selling, general and administrative	261,914	230,587	814,351	807,365

Total Operating Expenses	601,737	549,138	1,776,582	1,703,135

Loss From Operations	(601,737)	(549,138)	(1,776,582)	(1,703,135)

Other Income (Expense)
Change in fair value of derivative liabilities	324,350	3,200	695,200	115,900
Interest expense	(62,905)	(9,074)	(181,462)	(15,830)
Amortization of debt discount	(463,060)	(118,425)	(1,061,736)	(197,925)

Total Other Expense	(201,615)	(124,299)	(547,998)	(97,855)

Net Loss	$(803,352)	$(673,437)	$(2,324,580)	$(1,800,990)

Net Loss Per Share
- Basic and Diluted	$(0.03)	$(0.03)	$(0.09)	$(0.07)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	26,066,157	25,670,917	26,066,157	25,639,208

See Notes to the Condensed Consolidated Financial Statements

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2015	23,929,256	$23,929	$4,720,417	$(10,502,595)	$(5,758,249)

Shares issued as debt discount in connection with extension of notes payable	500,000	500	199,500	-	200,000

Stock-based compensation:
- warrants	-	-	71,556	-	71,556

Net loss	-	-	-	(2,324,580)	(2,324,580)

Balance - September 30, 2016	24,429,256	$24,429	$4,991,473	$(12,827,175)	$(7,811,273)

See Notes to the Condensed Consolidated Financial Statements

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Nine Months Ended
	September 30,
	2016	2015
Cash Flows From Operating Activities
Net loss	$(2,324,580)	$(1,800,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	(695,200)	(115,900)
Amortization of debt discount	1,061,736	197,925
Depreciation	645	645
Stock-based compensation:
Common stock	-	40,000
Warrants	115,589	16,759
Changes in operating assets and liabilities:
Prepaid expenses	(42,728)	(28,033)
Other current assets	(10,774)	(74,680)
Accounts payable and accrued expenses	551,581	305,660

Net Cash Used in Operating Activities	(1,343,731)	(1,458,614)

Cash Flows From Financing Activities
Proceeds from issuance of notes payable	1,453,000	995,000
Repayment of note payable, related party	(50,000)	-
Payment of debt issuance costs	(44,575)	-
Deferred financing costs	(20,000)	-
Proceeds from cash advances	-	450,000

Net Cash Provided by Financing Activities	1,338,425	1,445,000

Net Decrease In Cash	(5,306)	(13,614)

Cash - Beginning	6,944	19,480

Cash - Ending	$1,638	$5,866

Supplemental Disclosures of Cash Flow Information:
Non-cash investing and financing transactions:
Warrants and conversion options issued in connection with issuance of notes payable	$948,500	$362,200
Deferring financing costs	$-	$100,000
Advance exchanged for a convertible note payable	$250,000	$-
Shares issued in connection with extension of notes payable	$200,000	$-

See Notes to the Condensed Consolidated Financial Statements

CELL SOURCE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization, Operations and Basis of Presentation

Organization and Operations

Cell Source, Inc. (“CSI”, “Cell Source” or the “Company”) is a Nevada corporation formed on June 6, 2012 that is the parent company of Cell Source Limited, which was founded in Israel in 2011 in order to commercialize a suite of inventions relating to certain cancer treatments. Cell Source Limited’s target indications include treatment of lymphoma, multiple myeloma and B-cell chronic lymphocytic leukemia (“BCLL”) (which is a common form of leukemia), facilitating transplantation acceptance (initially bone marrow transplantation and subsequently organ transplantation) and ultimately treating a variety of non-malignant diseases. Cell Source Limited’s lead prospective product is its patented Veto Cell immune system management technology, which is an immune tolerance biotechnology that enables the selective blocking of immune responses. Cell Source Limited’s Veto Cell immune system management technology is based on technologies patented, owned, and licensed to Cell Source Limited by Yeda Research and Development Company Limited, an Israeli corporation ("Yeda").

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial position of the Company as of September 30, 2016 and the condensed consolidated results of its operations for the three and nine months ended September 30, 2016 and 2015 and cash flows for the nine months ended September 30, 2016 and 2015. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the operating results for the full year. It is recommended that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2015 and for the year then ended which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on April 14, 2016.

Note 2 – Going Concern and Management Plans

The Company has not generated any revenues, has recurring net losses, a working capital deficiency as of September 30, 2016 of approximately $7,832,000, and used cash in operations of approximately $1,344,000 and $1,459,000 for the nine months ended September 30, 2016 and 2015, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Loss Per Share

The Company computes basic net loss per share by dividing net loss by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share includes the dilution that would occur upon the exercise or conversion of all dilutive securities into common stock using the “treasury stock” and/or “if converted” methods, as applicable. Weighted average shares outstanding for the three and nine months ended September 30, 2016 and 2015 includes the weighted average impact of warrants to purchase an aggregate of 2,043,835 shares of common stock because their exercise price was determined to be nominal.

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	September 30,
	2016	2015

Warrants	11,814,324	8,674,324
Convertible notes	2,636,900	193,333
Total	14,451,224	8,867,657

Deferred Financing Costs

The Company has recorded deferred financing costs as a result of fees incurred by the Company in conjunction with its debt financing activities. These costs are amortized using the interest method over the shorter of (a) the term of the related debt or (b) the expected conversion date of the debt into equity instruments. During the nine months ended September 30, 2016, the Company adopted Accounting Standards Update (“ASU”) No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” and, as a result, the Company reclassified deferred financing costs for all periods presented such that costs are included as a discount to convertible notes payable on the accompanying condensed consolidated balance sheets.

As of September 30, 2016 and December 31, 2015, there was $48,296 and $152,932, respectively, of unamortized deferred financing costs which were included as a discount to convertible notes payable as well as $20,000 of unamortized deferred financing costs associated with an equity offering that had yet to close as of September 30, 2016 which were included within non-current assets on the accompanying condensed consolidated balance sheets. See Note 6 – Notes Payable – Summary – for details associated with amortization of deferred financing costs which are included within amortization of debt discount on the condensed consolidated statements of operations.

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

Recent Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718)” (“ASU 2016-09”). ASU 2016-09 requires an entity to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating ASU 2016-09 and its impact on its condensed consolidated financial statements or disclosures.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. ASU 2016-15 requires adoption on a retrospective basis unless it is impracticable to apply, in which case the Company would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its condensed consolidated cash flows and related disclosures.

The Company has evaluated all new accounting standards that are in effect and may impact its condensed consolidated financial statements and does not believe that there are any other new accounting standards that have been issued that might have a material impact on its financial position or results of operations.

Reclassifications

Certain prior period amounts have been reclassified for comparative purposes to conform to the fiscal 2016 presentation. These reclassifications have no impact on the previously reported net loss.

CELL SOURCE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 - Fair Value

The Company determines the estimated fair value of amounts presented in these condensed consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the financial statements are not necessarily indicative of the amounts that could be realized in a current exchange between buyer and seller. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. These fair value estimates were based upon pertinent information available as of September 30, 2016 and December 31, 2015, and, as of those dates, the carrying value of all amounts approximates fair value. The Company estimated the fair value of its common stock during the three and nine months ended September 30, 2016. To determine the value of its common stock, the Company considered the following three possible valuation methods (1) the income approach, (2) the market approach and the (3) cost approach to estimate its enterprise value.

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

The following table summarizes the valuation of the Company’s derivative liabilities and accrued compensation by the above fair value hierarchy levels as of September 30, 2016 and December 31, 2015 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Accrued compensation	$104,033	$-	$-	$104,033
Derivative liability	3,332,900	-	-	3,332,900

Balance - September 30, 2016	$3,436,933	$-	$-	$3,436,933

Accrued compensation	$60,000	$-	$-	$60,000
Derivative liability	3,279,600	-	-	3,279,600

Balance - December 31, 2015	$3,339,600	$-	$-	$3,339,600

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

Assumptions utilized in the valuation of Level 3 liabilities are described as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Risk-free interest rate	0.29% - 1.28%	0.33% - 1.53%	0.21% - 1.28%	0.33% - 1.71%
Expected term (years)	0.04 - 5.00	0.25 - 5.00	0.04 - 5.00	0.25 - 5.00
Expected volatility	150% - 152%	166%	150% - 159%	166% - 172%
Expected dividends	0.00%	0.00%	0.00%	0.00%

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all Level 3 liabilities measured at fair value on a recurring basis using unobservable inputs during the nine months ended September 30, 2016:

	Accrued	Derivative
	Compensation	Liability	Total

Balance - December 31, 2015	$60,000	$3,279,600	$3,339,600

Change in fair value	(1,072)	(695,200)	(696,272)

Issuance of warrants and conversion options	-	748,500	748,500

Accrual of obligations	45,105	-	45,105

Balance - September 30, 2016	$104,033	$3,332,900	$3,436,933

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

CELL SOURCE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
Note 5 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
	2016	2015
	(unaudited)

Accrued research and development	$192,423	$186,815
Accrued legal fees	221,164	216,956
Accrued other professional fees	131,241	75,164
Accrued director compensation	12,000	12,000
Accrued Scientific Advisory Board compensation	70,000	31,000
Accrued interest, current portion	217,748	25,139
Other accrued expenses	111,008	39,411
Accounts payable and accrued expenses, current portion	955,584	586,485
Non-current portion of accrued interest	-	4,474
Total accounts payable and accrued expenses	$955,584	$590,959

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

On July 20, 2016, the Company issued a six-month note payable in the principal amount of $200,000 which bears interest at 10% per annum, payable at maturity. In connection with the note issuance, the Company issued to the purchaser an immediately-vested, five-year warrant to purchase 150,000 shares of common stock at an exercise price of $0.75 per share. In connection with the Company’s sequencing policy, the warrant was determined to be a derivative liability. The $53,000 issuance date fair value was recorded as a debt discount and will be amortized over the term of the note.

On August 4, 2016, the Company issued a six-month note payable in the principal amount of $100,000 which bears interest at 10% per annum, payable at maturity. In connection with the note issuance, the Company issued to the purchaser an immediately-vested, five-year warrant to purchase 75,000 shares of common stock at an exercise price of $0.75 per share. In connection with the Company’s sequencing policy, the warrant was determined to be a derivative liability. The $26,500 issuance date fair value was recorded as a debt discount and will be amortized over the term of the note.

On August 16, 2016, the Company issued a six-month note payable in the principal amount of $50,000 which bears interest at 10% per annum, payable at maturity. In connection with the note issuance, the Company issued to the purchaser an immediately-vested, five-year warrant to purchase 37,500 shares of common stock at an exercise price of $0.75 per share. In connection with the Company’s sequencing policy, the warrant was determined to be a derivative liability. The $13,200 issuance date fair value was recorded as a debt discount and will be amortized over the term of the note.

CELL SOURCE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
Note 6 – Notes Payable – Continued

Non-Convertible Notes – Continued

On August 25, 2016, the Company issued a six-month note payable in the principal amount of $60,000 which bears interest at 10% per annum, payable at maturity. In connection with the note issuance, the Company issued to the purchaser an immediately-vested, five-year warrant to purchase 45,000 shares of common stock at an exercise price of $0.75 per share. In connection with the Company’s sequencing policy, the warrant was determined to be a derivative liability. The $15,900 issuance date fair value was recorded as a debt discount and will be amortized over the term of the note.

During the nine months ended September 30, 2016, the Company extended the maturity dates at maturity of non-convertible notes payable in the aggregate principal amount of $500,000 to various dates through September 30, 2016. In connection with the note extensions, the Company issued the purchasers an aggregate of 500,000 shares of common stock. The issuance date fair value of an aggregate of $200,000 was recorded as a debt discount and was amortized over the extended terms of the notes.

See Note 4 – Fair Value for details related to the fair value of warrants and Note 8 – Related Parties for details related to non-convertible notes held by the Company’s Chief Executive Officer (“CEO”) and a director of the Company.

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

During the nine months ended September 30, 2016, the Company extended the maturity dates at maturity of other convertible notes payable in the aggregate principal amount of $145,000 to January 24, 2017. In connection with the extensions, the Company issued the purchasers immediately-vested, three-year warrants to purchase an aggregate of 72,500 shares of common stock at an exercise price of $0.75 per share. In connection with the Company’s sequencing policy, the warrants were determined to be derivative liabilities. The $21,800 issuance date fair value was recorded as a debt discount and will be amortized over the extended term of the notes.

CELL SOURCE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 – Notes Payable – Continued

Convertible Notes - Continued

10% Convertible Note Offering

During the nine months ended September 30, 2016, the Company closed on an aggregate of $390,000 in principal amount of convertible notes to investors (the”10% Convertible Notes”). The 10% Convertible Notes bear interest at a rate of 10% per annum and are payable eighteen (18) months from the date of issuance (the “Maturity Date”). The 10% Convertible Notes shall be automatically converted into shares of the Company’s common stock upon the earlier of (i) the closing of an offering of equity securities pursuant to which the Company receives an aggregate of at least $5,000,000 in gross proceeds (“Qualified Financing”); (ii) the closing of a strategic transaction (including but not limited to the Company’s entry into a joint venture or partnership agreement or the sublicensing of the Company’s intellectual property) pursuant to which the Company, directly or indirectly, receives, or expects to receive within eighteen months, cash, assets or other consideration with a total aggregate value of at least $4,000,000 (“Strategic Transaction”); or (iii) the Maturity Date of the 10% Convertible Notes.

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

Summary

During the three and nine months ended September 30, 2016, the Company recorded interest expense related to notes payable of $62,905 and $181,462 respectively. During the three and nine months ended September 30, 2015, the Company recorded interest expense related to notes payable of $9,074 and $15,830, respectively.

During the three and nine months ended September 30, 2016, the Company recorded amortization of debt discount of $463,060 and $1,061,736, respectively. During the three and nine months ended September 30, 2015, the Company recorded amortization of debt discount of $118,425 and $197,925, respectively.

As of the date of filing, notes payable with an aggregate principal balance of $1,953,000 were past due, however, no penalties or additional interest are associated with the notes payable as a result. Accrued interest related to these notes payable was an aggregate of $138,744 as of September 30, 2016. The Company has not satisfied this debt and is in negotiations with the noteholders to extend the maturity dates of such notes or convert the principal and accrued interest into equity.

CELL SOURCE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 – Advances Payable

See Note 6 – Notes Payable – Convertible Notes – Other Convertible Notes for details associated with the issuance of a note that previously was classified as an advance payable.

Note 8 – Related Parties

For the three and nine months ended September 30, 2016, the Company recorded a charge to operations of $205,957 and $604,777, respectively, related to its research and license agreement with Yeda. For the three and nine months ended September 30, 2015, the Company recorded a charge to operations of $200,000 and $600,000, respectively, related to its research and license agreement with Yeda.  As of September 30, 2016 and December 31, 2015, approximately $200,000 and $208,000 has been accrued and is payable to Yeda, respectively.

On March 29, 2016, the Company exercised its option pursuant to an October 3, 2011 exclusive option agreement with Yeda, as amended, such that the Company attempted to negotiate an agreement with Yeda whereby the Company would exclusively license certain organ regeneration technology from Yeda. On September 22, 2016, the Company notified Yeda of its decision to not exclusively license certain organ regeneration technology from Yeda.

During the nine months ended September 30, 2016, the Company repaid a note payable in the principal amount of $50,000 to the Company’s CEO.

On July 20, 2016, the Company extended the maturity date of a non-convertible note payable to a director of the Company in the principal amount of $100,000 to January 24, 2017. In connection with the extension, the Company issued the purchaser an immediately-vested, three-year warrant to purchase 60,000 shares of common stock at an exercise price of $0.75 per share. In addition, in connection with the terms of the original note, because the principal amount of the note was not repaid by July 20, 2016, the Company shall pay a cash penalty of $5,000 to the holder. In connection with the Company’s sequencing policy, the warrant was determined to be a derivative liability. The $18,000 issuance date fair value was recorded as a debt discount and will be amortized over the extended term of the note.

As of September 30, 2016 and December 31, 2015, there were outstanding notes payable to the Company’s CEO in the aggregate principal amount of $50,000 and $100,000, respectively. As of September 30, 2016 and December 31, 2015, there was an outstanding note payable to a director of the Company in the principal amount of $100,000.

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

Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed. There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows. As of September 30, 2016 and December 31, 2015, the Company has not accrued any amounts for contingencies.

CELL SOURCE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10 – Stockholders’ Deficiency

Stock-Based Compensation

During the three and nine months ended September 30, 2016, the Company recognized $23,627 and $115,589, respectively, of stock-based compensation expense related to warrants. During the three and nine months ended September 30, 2015, the Company recognized $90,159 and $56,759, respectively, of stock-based compensation expense related to common stock and warrants. As of September 30, 2016, there was $68,661 of unrecognized stock-based compensation expense that will be recognized over approximately 0.7 years.

Note 11 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the condensed consolidated financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would require adjustment or disclosure in the condensed consolidated financial statements.

Series A Convertible Preferred Stock Offering

On October 26, 2016, the Company closed on the sale of $102,425 of its Series A Convertible Preferred Stock (“Preferred Stock”) at a purchase price of $7.50 per share.

On November 14, 2016, the Company filed a Certificate of Designation (“COD”) with the Secretary of the State of Nevada setting forth the preferences, rights and limitation of the Preferred Stock.

Pursuant to the COD, the Preferred Stock may be converted at the option of the holder into such number of shares of the Company’s common stock (“Conversion Shares”) equal to the number of shares of Preferred Stock to be converted, multiplied by the Stated Value of $7.50, divided by the conversion price in effect at the time of the conversion. The conversion price is $0.75 per share, subject to adjustment in the event of stock splits, stock dividends, and similar transactions. In addition, the Preferred Stock will automatically convert into common stock at the earlier of (a) any of the Company’s treatment candidates receiving Food and Drug Administration or European Medicines Agency approval or (b) five years from the final closing of the offering. Holders of Preferred Stock are entitled to cumulative 9% dividends which are payable semi-annually, commencing on December 30, 2016, in the Company’s sole discretion either in common stock or in cash.

Pursuant to a royalty agreement with the holders of the Preferred Stock, the Company will pay to the holders, in the aggregate, a royalty based on their pro rata ownership of the Preferred Stock equal to 6% of net revenue for treatments sold directly by the Company and 6% of cash received by the Company pursuant to Cell Source treatment licensing or partnering agreements. The royalty payments will terminate when the patents underlying the treatments expire or the sub-licensee discontinues commercial use.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the consolidated results of operations and financial condition of Cell Source, Inc. ("CSI", “Cell Source” or the “Company”) as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016and 2015 should be read in conjunction with our condensed consolidated financial statements and the notes thereto that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to CSI. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2016.

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

Cell Source, under its exclusive license with Yeda Research & Development Ltd., the commercial arm of the Weizmann Institute of Science, has recently filed two new provisional patent applications that extend the usage of Veto Cell technology as a critical enabler for other cell therapy treatments. One patent application highlights, based on preclinical data, the ability of Veto Cells to accompany other cell therapy treatments and help them overcome rejection and avoid Graft vs. Host Disease (GvHD) in an allogeneic (using a third party donor) treatment setting. The other patent application involves a genetically modified Veto Cell that can have sustained survival in the patient’s body while avoiding rejection and GvHD. Both of these applications holds the potential to make CAR-T cells, which to date been effective primarily in an autologous (patient’s own cells) setting, succeed in an allogeneic setting. What follows is a description of the significance of these two new patent applications:

-
Gene modified cell therapy is considered to be one of the most promising cancer treatment approaches in decades, with companies like Kite Pharma and JUNO Therapeutics having recently attained multi-billion dollar valuations after having successfully  treated relatively small numbers of patients in Phase I and II clinical trials.

-
While gene modified treatments such as CAR-T have shown remarkable results in cancer treatment trials, their published successes to date have been mostly limited to “autologous” blood cell cancer treatments using the patient’s own cells. There are concerns that this type of “personalized” treatment may not have favorable economics on a large scale basis.

-
The ideal more lucrative commercial path for CAR-T and similar genetically engineered cell therapies is to become “allogeneic” or off-the-shelf product with drug-like distribution economics and to treat a broad spectrum of cancers including solid tumors.

-
Preclinical data show that Veto cells can help genetically modified T-cells from the same donor to overcome rejection issues (among the problems exhibited to date by CAR-T therapy in an allogeneic setting), hence significantly increasing their persistence (longevity) and thus their efficacy in eradicating cancer. Based on this preclinical data, Cell Source believes that Veto cells could potentially enable   the use of Off-the-shelf CAR-T cells directed against malignant cells.

-
Cell Source has filed patent applications for combining Veto cells with genetically modified T cells and is currently exploring active collaboration with CAR-T cell providers to move Veto and CAR-T combined cell therapy towards the clinic.

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

Furthermore, Cell Source recently filed a provisional patent application for an Anti-viral Veto cell.  Below is an explanation of the potential for this application:

-
Other than primary disease (typically blood cell cancer) the leading causes of death in unrelated donor bone marrow transplants are GvHD (Graft vs. Host Disease, where the donor bone marrow rejects the host or recipient) – responsible for 20% of deaths after unrelated donor transplants - and infections – responsible for a further 17% of those transplants.

-
It is well established that GvHD can be prevented by T cell depletion of the bone marrow transplant. However, this procedure is also is associated with an increased rate of graft rejection.  Preclinical studies clearly suggest that this problem can be overcome by adding Veto cells to the bone marrow transplant. However, viruses such as CMV and EBV remain a major threat to patients post-transplant.

-	Cell Source has developed a next generation Veto cell that not only facilitates mismatched transplants but also protects the transplant recipient against these common viruses.

-
Combining GVHD prevention by using T cell depleted transplants with anti-rejection action as well as virus prevention, Veto cell could potentially significantly increase survival rates post-transplant.

-
Based on preclinical data, veto cells can also be used to facilitate organ transplants (e.g. kidney transplant combined with a bone marrow transplant) with partially mismatched donors and either reduce or eliminate the need for lifelong daily anti-rejection treatment currently given to even fully matched donor organ recipients.

-
Cell source has filed a patent application for its Anti-viral Veto cells and is currently in discussions with leading transplant centers in both the US and Europe with a view to commencing human clinical trials.

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

For the Veto Cell application for reducing rejection in Bone Marrow Transplants, Cell Source expects to commence Phase I/II human clinical trials in the US and EU starting sometime in 2018.  Cell Source anticipates that Phase I/II studies will last until 2020 or 2021. These would be followed by completion of Phase II and Phase III, which would last another 2-3 years each, so that full approval, if successful, would be expected sometime in 2026. In Germany there is a possibility of approval for commercial use on a “compassionate grounds” basis at the end of Phase II, which could take place by 2024. In the US, Cell Source plans to commence the IND approval process with the FDA in 2017, which could last until between 2022 and 2025. Cell Source also aspires to enter into a collaboration with respect to combining CAR-T cell therapy with Veto Cell therapy and commence pre-clinical proof of concept trials in 2017. If successful, this could lead to a commencement of a combined FDA trial in 2018 or 2019 and could last until 2026 or 2027.

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

Recent Developments

Notes Payable

During the three months ended September 30, 2016, we issued six-month notes payable in the aggregate principal amount of $410,000 which bear interest at a rate of 10% per annum, payable at maturity. In connection with the note issuances, we issued to the purchasers immediately-vested, five-year warrants to purchase an aggregate of 307,500 shares of common stock at an exercise price of $0.75 per share.

Series A Convertible Preferred Stock Offering

On October 26, 2016, we closed on the sale of $102,425 of our Series A Convertible Preferred Stock (“Preferred Stock”) at a purchase price of $7.50 per share.

On November 14, 2016, we filed a Certificate of Designation (“COD”) with the Secretary of the State of Nevada setting forth the preferences, rights and limitation of the Preferred Stock.

Pursuant to the COD, the Preferred Stock may be converted at the option of the holder into such number of shares of our common stock (“Conversion Shares”) equal to the number of shares of Preferred Stock to be converted, multiplied by the Stated Value of $7.50, divided by the conversion price in effect at the time of the conversion. The conversion price is $0.75 per share, subject to adjustment in the event of stock splits, stock dividends, and similar transactions. In addition, the Preferred Stock will automatically convert into common stock at the earlier of (a) any of our treatment candidates receiving Food and Drug Administration or European Medicines Agency approval or (b) five years from the final closing of the offering. Holders of Preferred Stock are entitled to cumulative 9% dividends which are payable semi-annually commencing on December 30, 2016 in our sole discretion either in common stock or in cash.

Pursuant to a royalty agreement with the holders of the Preferred Stock, we will pay to the holders, in aggregate, a royalty based on their pro rata ownership of the Preferred Stock equal to 6% of net revenue for treatments sold directly by us and 6% of cash received by us pursuant to Cell Source treatment licensing or partnering agreements. The royalty payments will terminate when the patents underlying the treatments expire or the sub-licensee discontinues commercial use.

Consolidated Results of Operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

The following table presents selected items in our unaudited condensed consolidated statements of operations for the three months ended September 30, 2016 and 2015, respectively:

	For The Three Months Ended
	September 30,
	2016	2015

Revenues	$-	$-

Operating Expenses
Research and development	133,866	118,551
Research and development - related party	205,957	200,000
Selling, general and administrative	261,914	230,587

Total Operating Expenses	601,737	549,138

Loss From Operations	(601,737)	(549,138)

Other Income (Expense)
Change in fair value of derivative liabilities	324,350	3,200
Interest expense	(62,905)	(9,074)
Amortization of debt discount	(463,060)	(118,425)

Total Other Expense	(201,615)	(124,299)

Net Loss	$(803,352)	$(673,437)

Research and Development

Research and development expense was $339,823 and $318,551 for the three months ended September 30, 2016 and 2015, respectively, an increase of $21,272, or 7%, primarily associated with increased expenses associated with key patents.

Selling, General and Administrative

Selling, general and administrative expense was $261,914 and $230,587 for the three months ended September 30, 2016 and 2015, respectively, an increase of $31,327, or 14%. The increase was primarily due to increased external consulting costs as compared to the prior period.

Change in Fair Value of Derivative Liability

The change in fair value of derivative liability for the three months ended September 30, 2016 and 2015 was a gain of $324,350 and $3,200, respectively, which represents the change in fair value of the warrants that were deemed to be derivative liabilities during the respective periods. The primary reason for the increase as compared to the 2015 period is due to the expiration of a conversion option during the 2016 period.

Interest Expense

Interest expense was $62,905 and $9,074 for the three months ended September 30, 2016 and 2015, respectively, an increase of $53,831, or 593%.  The increase was due to the issuance of new notes payable subsequent to September 30, 2015 with interest rates ranging from 6% to 10% per annum.

Amortization of Debt Discount

Amortization of debt discount was $463,060 and $118,425 for the three months ended September 30, 2016 and 2015, respectively, an increase of $344,635 or 291%. The increase was primarily due to costs associated with warrants, common stock and conversion options issued in connection with notes payable and the costs incurred in connection with our debt offerings.

Nine months Ended September 30, 2016 Compared to Nine months Ended September 30, 2015

The following table presents selected items in our unaudited condensed consolidated statements of operations for the nine months ended September 30, 2016 and 2015, respectively:

	For The Nine Months Ended
	September 30,
	2016	2015

Revenues	$-	$-

Operating Expenses
Research and development	357,454	295,770
Research and development - related party	604,777	600,000
Selling, general and administrative	814,351	807,365

Total Operating Expenses	1,776,582	1,703,135

Loss From Operations	(1,776,582)	(1,703,135)

Other Income (Expense)
Change in fair value of derivative liabilities	695,200	115,900
Interest expense	(181,462)	(15,830)
Amortization of debt discount	(1,061,736)	(197,925)

Total Other (Expense) Income	(547,998)	(97,855)

Net Loss	$(2,324,580)	$(1,800,990)

Research and Development

Research and development expense was $962,231 and $895,770 for the nine months ended September 30, 2016 and 2015, respectively, an increase of $66,461, or 7%, primarily associated with increased expenses associated with key patents.

Selling, General and Administrative

Selling, general and administrative expense was $814,351 and $807,365 for the nine months ended September 30, 2016 and 2015, respectively, an increase of $6,986, or 1%.

Change in Fair Value of Derivative Liability

The change in fair value of derivative liability for the nine months ended September 30, 2016 and 2015 was a gain of $695,200 and $115,900, respectively, which represents the change in fair value of the warrants that were deemed to be derivative liabilities during the respective periods. The primary reason for the increase as compared to the 2015 period is due to the expiration of a conversion option during the 2016 period.

Interest Expense

Interest expense was $181,462 and $15,830 for the nine months ended September 30, 2016 and 2015, respectively, an increase of $165,632, or 1046%. The increase was due to the issuance of new notes payable subsequent to September 30, 2015 with interest rates ranging from 6% to 10% per annum.

Amortization of Debt Discount

Amortization of debt discount was $1,061,736 and $197,925 for the nine months ended September 30, 2016 and 2015, respectively, increase of $863,811, or 436%.  The increase was primarily due to costs associated with warrants and conversion options issued in connection with notes payable and the costs incurred in connection with our debt offerings.

Liquidity and Going Concern

We measure our liquidity in a number of ways, including the following:

	September 30,	December 31,
	2016	2015
	(unaudited)

Cash	$1,638	$6,944
Working capital deficiency	$(7,831,895)	$(5,711,374)

We have not generated any revenues since our inception, we have recurring net losses, we have a working capital deficiency as of September 30, 2016 of approximately $7,832,000 and we have used cash in operations of approximately $1,344,000 and $1,459,000 during the nine months ended September 30, 2016 and 2015, respectively. These conditions raise substantial doubt about our ability to continue as a going concern. Based on our current resources, we will not be able to continue to operate without additional immediate funding.

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

During the nine months ended September 30, 2016 and 2015, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the nine months ended September 30, 2016 and 2015 in the amounts of $1,343,731 and $1,458,614, respectively. The net cash used in operating activities for the nine months ended September 30, 2016 was primarily due to cash used to fund a net loss of $2,324,580, adjusted for net non-cash expenses in the aggregate amount of $482,770, partially offset by $498,079 of net cash provided by changes in the levels of operating assets and liabilities, primarily as a result of increases in accounts payable and accrued expenses, due to cash constraints during the period. The net cash used in operating activities for the nine months ended September 30, 2015 was primarily due to cash used to fund a net loss of $1,800,990, adjusted for net non-cash expenses in the aggregate amount of $139,429 partially offset by $202,947 of net cash provided due to changes in the levels of operating assets and liabilities, primarily as a result of increases in accounts payable and accrued expenses, due to cash constraints during the period.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2016 and 2015 was $1,338,425 and $1,445,000, respectively. The net cash provided by financing activities during the nine months ended September 30, 2016 was attributable to $1,453,000 of proceeds from the issuance of notes payable, partially offset by repayments of $50,000 of notes payable, $44,575 of debt issuance costs and $20,000 of deferred financing costs associated with an equity offering that had yet to close as of September 30, 2016. The net cash provided by financing activities during the nine months ended September 30, 2015 was attributable to $995,000 of proceeds from the issuance of notes payable and $450,000 of proceeds received in connection with a convertible note offering prior to closing.

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

Recent Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-09, “Compensation – Stock Compensation (Topic 718)” (“ASU 2016-09”). ASU 2016-09 requires an entity to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. We are currently evaluating ASU 2016-09 and its impact on our condensed consolidated financial statements or disclosures.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. ASU 2016-15 requires adoption on a retrospective basis unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable. We are currently evaluating the effect that adopting this new accounting guidance will have on our condensed consolidated cash flows and related disclosures.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, management, with the participation of our Principal Executive and Financial Officer, Itamar Shimrat, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2016, the Company extended the maturity dates of non-convertible notes payable in the aggregate principal amount of $500,000 to various dates through September 30, 2016. In connection with the note extensions, the Company issued the purchasers an aggregate of 500,000 shares of common stock with an issuance date fair value of an aggregate of $200,000.

On October 26, 2016, the Company closed on the sale of $102,425 of its Series A Convertible Preferred Stock (“Preferred Stock”) to accredited investors at a purchase price of $7.50 per share.  The proceeds of the sale of Preferred Stock was used for working capital.

On November 14, 2016, the Company filed a Certificate of Designation (“COD”) with the Secretary of the State of Nevada setting forth the preferences, rights and limitation of the Preferred Stock.

Pursuant to the COD, the Preferred Stock may be converted at the option of the holder into such number of shares of the Company’s common stock (“Conversion Shares”) equal to the number of shares of Preferred Stock to be converted, multiplied by the Stated Value of $7.50, divided by the conversion price in effect at the time of the conversion. The conversion price is $0.75 per share, subject to adjustment in the event of stock splits, stock dividends, and similar transactions. In addition, the Preferred Stock will automatically convert into common stock at the earlier of (a) any of the Company’s treatment candidates receiving Food and Drug Administration or European Medicines Agency approval or (b) five years from the final closing of the offering. Holders of Preferred Stock are entitled to cumulative 9% dividends which are payable semi-annually, commencing on December 30, 2016, in the Company’s sole discretion either in common stock or in cash.

Pursuant to a royalty agreement with the holders of the Preferred Stock, the Company will pay to the holders, in the aggregate, a royalty based on their pro rata ownership of the Preferred Stock equal to 6% of net revenue for treatments sold directly by the Company and 6% of cash received by the Company pursuant to Cell Source treatment licensing or partnering agreements. The royalty payments will terminate when the patents underlying the treatments expire or the sub-licensee discontinues commercial use.

The Company relied on the exemption from registration under Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D for the sale of the Preferred Stock.

The information contained in this section does not constitute an offer to sell or solicitation of an offer to buy the Preferred Stock or any other securities, and it shall not constitute an offer, solicitation or sale in any jurisdiction in which, or to any persons to whom, such an offer, solicitation or sale is unlawful. The information contained in this section is being disclosed pursuant to and in accordance with Rule 135c under the Securities Act of 1933.

The foregoing descriptions of the COD do not purport to be complete and are qualified in their entirety by reference to the complete text of the COD which is filed as Exhibit 3.1, which is incorporated herein by reference.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

The information contained in Part II. Item 2. above is incorporated herein by reference.

Item 6. Exhibits.

Exhibit
Number		Description

3.1	*	Certificate of Designation for Series A Preferred Stock
31.1	*	Certificate of the Chief Executive Officer
31.2	*	Certificate of the Chief Financial Officer
32	**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Schema Document
101.CAL	*	XBRL Calculation Linkbase Document
101.DEF	*	XBRL Definition Linkbase Document
101.LAB	*	XBRL Label Linkbase Document
101.PRE	*	XBRL Presentation Linkbase Document

*	Filed herewith
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

CELL SOURCE, INC.

Dated: November 18, 2016	By:	/s/ Itamar Shimrat
Name: Itamar Shimrat
Title: Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)