Form 10-Q
period 2017-03-31
Cell Source, Inc.
filed 2018-07-25
CIK 1569340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 000-55413

CELL SOURCE, INC.
(Exact name of registrant as specified in its charter)

Nevada	32-0379665
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

57 West 57th Street, Suite 400 New York, New York	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (646) 416-7896

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any news or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of July 23, 2018, the registrant had 25,349,236 shares of $0.001 par value common stock outstanding.

CELL SOURCE, INC. AND SUBSIDIARY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 is being filed to satisfy the Company's filing obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Concurrent with the filing of this Quarterly Report, the Company is filing its:

a)	Quarterly Reports for the quarters ended June 30, 2017 and September 30, 2017; and
b)	Annual Report for the years ended December 31, 2017 and 2016.

This Quarterly Report should be read together and in connection with the Annual Report for the years ended December 31, 2017 and 2016.

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Unaudited)
Assets

Current Assets:
Cash	$17,732	$3,735
Prepaid expenses	34,225	136,631
Other current assets	14,459	70,330
Total Current Assets	66,416	210,696

Property, plant and equipment, net	192	407
Total Assets	$66,608	$211,103

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$232,576	$219,094
Accrued expenses	880,112	875,212
Accrued interest	212,766	257,401
Accrued interest - related parties	11,050	10,310
Accrued compensation	544,540	507,162
Accrued compensation - related party	19,181	19,177
Advances payable	226,283	302,426
Notes payables, net of debt discount of $13,350 and $49,050, as of March 31, 2017 and December 31, 2016, respectively	1,249,650	1,813,950
Notes payables - related parties, net of debt discount of $0 and $2,300 as of March 31, 2017 and December 31, 2016, respectively	150,000	147,700
Convertible notes payable, net of debt discount of $139,475 and $256,280 as of March 31, 2017 and December 31, 2016, respectively	993,025	1,126,220
Derivative liabilities	1,071,100	1,175,400
Accrued dividend payable	20,064	-
Total Current Liabilities	5,610,347	6,454,052

Commitments and contingencies	-	-

Stockholders' Deficiency:
Convertible Preferred Stock, $0.001 par value, 10,000,000 shares authorized; Series A Convertible Preferred Stock, 1,335,000 shares designated, 252,406 and 0 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively; liquidation preference of $1,913,109 and $0 as of March 31, 2017 and December 31, 2016, respectively	252	-
Common Stock, $0.001 par value, 200,000,000 shares authorized, 24,679,256 shares issued and outstanding as of March 31, 2017 and December 31, 2016	24,679	24,679
Additional paid-in capital	7,044,434	5,202,749
Accumulated deficit	(12,613,104)	(11,470,377)
Total Stockholders' Deficiency	(5,543,739)	(6,242,949)

Total Liabilities and Stockholders' Deficiency	$66,608	$211,103

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Operating Expenses:
Research and development	$131,674	$113,421
Research and development - related party	200,000	200,000
Selling, general and administrative	151,922	331,258
Total Operating Expenses	483,596	644,679

Loss From Operations	(483,596)	(644,679)

Other (Expense) Income:
Interest expense	(73,726)	(61,949)
Interest expense - related parties	(740)	(1,376)
Amortization of debt discount	(174,380)	(264,688)
Amortization of debt discount - related parties	(2,300)	(8,700)
Change in fair value of derivative liabilities	126,180	160,950
Loss on exchange of notes payable for preferred shares	(534,165)	-
Total Other Expense	(659,131)	(175,763)

Net Loss	(1,142,727)	(820,442)

Dividend attributable to Series A preferred stockholders	(20,064)	-

Net Loss Applicable to Common Stockholders	$(1,162,791)	$(820,442)

Net Loss Per Common Share - Basic and Diluted	$(0.04)	$(0.03)

Weighted Average Common Shares Outstanding -
Basic and Diluted	26,723,091	25,973,091

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Three Months Ended March 31,
	2017	2016
Cash Flows From Operating Activities:
Net loss	$(1,142,727)	$(820,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	(126,180)	(160,950)
Amortization of debt discount	176,680	273,388
Loss on exchange of notes payable for preferred shares	534,165	-
Depreciation	215	215
Stock-based compensation:
Warrants	23,503	68,870
Changes in operating assets and liabilities:
Prepaid expenses	67,363	(80,840)
Other current assets	55,871	(19,807)
Accounts payable	13,482	27,329
Accrued expenses	(29,284)	(21,294)
Accrued expenses-related parties	-	(199,737)
Accrued interest	54,532	61,949
Accrued interest - related parties	740	1,376
Accrued compensation	37,382	66,676
Net Cash Used In Operating Activities	(334,258)	(803,267)

Cash Flows From Financing Activities:
Proceeds from issuance of notes payable	-	990,000
Repayment of note payable - related party	-	(50,000)
Payment of debt issuance costs	-	(44,574)
Proceeds from issuance of preferred stock - Series A	348,255	-
Net Cash Provided By Financing Activities	348,255	895,426

Net Increase In Cash	13,997	92,159

Cash - Beginning of Period	3,735	6,944
Cash - End of Period	$17,732	$99,103

Supplemental Disclosures of Cash Flow Information:

Non-cash investing and financing activities:
Preferred stock issued in exchange for notes and advances payable	$1,544,786	$-
Reduction of additional paid-in capital for public offering issuance costs that were previously paid	$(54,543)	$-
Accrual of earned preferred stock dividends	$(20,064)	$-
Warrants and conversion options issued in connection with issuance and extension of notes payable	$21,880	$570,600
Advances payable exchanged for convertible note payable	$-	$250,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Business Organization, Nature of Operations and Basis of Presentation

Organization and Operations

Cell Source, Inc. (“Cell Source”, “CSI” or the “Company”) is a Nevada corporation formed in 2012 and is the parent company of Cell Source Limited (“CSL”), a 100% owned subsidiary which was founded in Israel in 2011 to commercialize a suite of inventions relating to certain cancer treatments. The Company is a biotechnology company focused on developing cell therapy treatments based on the management of immune tolerance. The Company’s lead prospective product is its patented Veto Cell immune system management technology, which is an immune tolerance biotechnology that enables the selective blocking of immune responses. CSL’s Veto Cell immune system management technology is based on technologies patented, owned, and licensed to Cell Source Limited by Yeda Research and Development Company Limited, an Israeli corporation ("Yeda"). The Company’s target indications include: lymphoma, leukemia and multiple myeloma through the facilitation of safer and more accessible stem cell (e.g. bone marrow) transplantation acceptance, treatment of end stage kidney disease and other non-malignant organ diseases through improved organ transplantation (broadened donor pool, reduced dependence on post-transplant anti-rejection therapy), and ultimately treating a variety of cancers and non-malignant diseases.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of March 31, 2017 and for the three months ended March 31, 2017 and 2016. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results for the full year ending December 31, 2017 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and related disclosures as of December 31, 2017 and 2016 and for the years then ended included in our Annual Report on Form 10-K for those years as filed with the Securities and Exchange Commission (“SEC”) concurrently with this filing.

Note 2 - Going Concern and Management Plans

During the three months ended March 31, 2017, the Company had not generated any revenues, had a net loss of approximately $1,143,000, and used cash in operations of approximately $334,000. As of March 31, 2017, the Company had a working capital deficiency of approximately $5,644,000 and an accumulated deficit of approximately $12,613,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within twelve months from the date these financial statements are issued.

The Company’s primary source of operating funds since inception has been equity and debt financings. Subsequent to March 31, 2017 and as more fully described in Note 8, Subsequent Events, the Company received an aggregate of approximately $2,862,000 through the issuance of short term notes payable and the issuance of Series A Convertible Preferred Stock. Management’s plans include continued efforts to raise additional capital through debt and equity financings. There is no assurance that these funds will be sufficient to enable the Company to fully complete its development activities or attain profitable operations. If the Company is unable to obtain such additional financing on a timely basis or, notwithstanding any request the Company may make, if the Company’s debt holders do not agree to convert their notes into equity or extend the maturity dates of their notes, the Company may have to curtail its development, marketing and promotional activities, which would have a material adverse effect on the Company’s business, financial condition and results of operations, and ultimately the Company could be forced to discontinue its operations and liquidate.

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Note 3 - Summary of Significant Accounting Policies

The Company’s significant accounting policies and applicable recently released accounting standards are disclosed in Note 3, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the years ended December 31, 2017 and 2016. Since December 31, 2016, there have been no material changes to the Company’s significant accounting policies, except as noted below.

Loss Per Share

The Company computes basic net loss per share by dividing net loss by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share includes the dilution that would occur upon the exercise or conversion of all dilutive securities into common stock using the “treasury stock” and/or “if converted” methods, as applicable. Weighted average shares outstanding for the threemonths ended March 31, 2017 includes the weighted average impact of warrants to purchase an aggregate of 2,043,835 shares of common stock because their exercise price was determined to be nominal.

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	March 31,
	2017	2016

Warrants	11,865,481	11,374,324
Convertible notes	1,658,707	3,691,920
	13,524,188	15,066,244

Convertible notes are assumed to be converted at the rate of $0.75 per common share, which is the conversion price as of March 31, 2017.  However, such conversion rates are subject to adjustment under certain circumstances, which may result in the issuance of common shares greater than the amount indicated.

Note 4 - Fair Value

The Company determines the estimated fair value of amounts presented in these condensed consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the financial statements are not necessarily indicative of the amounts that could be realized in a current exchange between buyer and seller. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. These fair value estimates were based upon pertinent information available as of March 31, 2017 and December 31, 2016, and, as of those dates, the carrying value of all amounts approximates fair value. The Company estimated the fair value of its restricted common stock during the three months ended March 31, 2017 based upon observations of the sales of Preferred Stock convertible into common stock as well as the thinly traded volume and closing prices of its common stock. The Company obtained a third-party valuation of its common stock, which was also considered in management’s estimation of the fair value of its restricted common stock during the three months ended March 31, 2017.

The Company has categorized its assets and liabilities at fair value based upon the following fair value hierarchy:

Level 1	Inputs use quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2
Inputs use directly or indirectly observable inputs. These inputs include quoted prices for similar assets and liabilities in active markets as well as other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3	Inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability.

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

The following table summarizes the valuation of the Company’s derivatives by the above fair value hierarchy levels as of March 31, 2017 and December 31, 2016 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Accrued compensation	$79,181	$-	$-	$79,181
Derivative liabilities	1,071,100	-	-	1,071,100

Balance - March 31, 2017	$1,150,281	$-	$-	$1,150,281

Accrued compensation	$79,178	$-	$-	$79,178
Derivative liabilities	1,175,400	-	-	1,175,400

Balance - December 31, 2016	$1,254,578	$-	$-	$1,254,578

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. The Company’s Level 3 liabilities shown in the above table consist of warrants with “down-round protection” as the Company is unable to determine if it will have sufficient authorized common stock to settle such arrangements, warrants deemed to be derivative liabilities according to the Company’s sequencing policy in accordance with ASC 815-40-35-12, the conversion option of convertible notes payable, and an accrued obligation to issue warrants to certain founders of Cell Source Limited, which such warrants were issued as of March 31, 2017.

Assumptions utilized in the valuation of Level 3 liabilities are described as follows:

	For the Three Months Ended
	March 31,
	2017	2016

Risk-free interest rate	0.76% - 1.93%	0.21% - 1.04%
Expected term (years)	0.25 - 4.76	0.04 - 5.00
Expected volatility	110%	156% -159%
Expected dividends	0.00%	0.00%

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all Level 3 liabilities measured at fair value on a recurring basis using unobservable inputs during the three months ended March 31, 2017:

	Accrued	Derivative
	Compensation	Liabilities	Total

Balance - December 31, 2016	$79,178	$1,175,400	$1,254,578

Issuance of warrants and conversion options	-	21,880	21,880
Change in fair value	3	(126,180)	(126,177)

Balance - March 31, 2017	$79,181	$1,071,100	$1,150,281

The Company’s significant financial instruments such as cash, accounts payable, accrued expenses and notes payable were deemed to approximate fair value due to their short-term nature.

Note 5 – Notes Payable

a)            Notes Payable

On March 8, 2017, a note with principal and accrued interest balances of $300,000 and $30,000, respectfully, was exchanged for 66,000 shares of the Company's Series A Preferred Stock. The relative value of these instruments and the accounting for this transaction is described below in Note 6, Stockholders’ Deficiency.

On March 8, 2017, a series of related notes with combined principal and accrued interest balances of $300,000 and $19,167, respectively, were exchanged for 63,833 shares of the Company's Series A Preferred Stock. The relative value of these instruments and the accounting for this transaction is described below in Note 6, Stockholders’ Deficiency.

b)            Convertible Notes Payable

On January 19, 2017, a note with the principal and accrued interest balances of $250,000 and $50,000, respectively, was exchanged for 60,000 shares of the Company's Series A Preferred Stock. The relative value of these instruments and the accounting for this transaction is described below in Note 6, Stockholders’ Deficiency.

During the three months ended March 31, 2017 and 2016, the Company recorded interest expense of $73,726 and $61,949, respectively and interest expense for related party debt of $740 and $1,376, respectively.

During the three months ended March 31, 2017 and 2016, the Company recorded amortization of debt discount of $174,380 and $264,688, respectively, and amortization of debt discount for related party debt of $2,300 and $8,700, respectively.

As of March 31, 2017, approximately $1,033,000 of indebtedness represented by outstanding promissory notes was past due. However, as of that date and thorough the date of this filing, none of the holders have issued a notice of default.  See Note 8, Subsequent Events, for additional details.

Note 6 – Stockholders’ Deficiency

On various dates from January 1, 2017 to March 31, 2017, the Company raised $348,255 through the sale of 46,434 shares of Series A Preferred Stock at $7.50 per share and, after transaction costs of $54,543, received net proceeds of $293,712.

On January 11, 2017, the Company issued 23,834 shares of Series A Preferred Stock valued at $178,746 in exchange for an advance liability of $119,166. As the value of the shares issued exceeded the recorded advance liability, the difference of $59,580 was recorded in the condensed consolidated statements of operations as a loss on exchange of notes payable for preferred shares.

On January 19, 2017, the Company issued 60,000 shares of Series A Preferred Stock valued at $450,000 in exchange for a convertible note payable with principal and accrued interest balances of $250,000 and $50,000, respectively. As the value of the shares issued exceeded the recorded principal and accrued interest, the difference of $150,000 was recorded in the condensed consolidated statements of operations as a loss on exchange of notes payable for preferred shares.

On March 8, 2017, the Company issued 66,000 shares of Series A Preferred Stock valued at $495,000 in exchange for a note payable with principal and accrued interest balances of $300,000 and $30,000, respectively. As the value of the shares issued exceeded the recorded principal and accrued interest, the difference of $165,000 was recorded in the condensed consolidated statements of operations as a loss on exchange of notes payable for preferred shares.

On March 8, 2017, the Company issued 63,833 shares of Series A Preferred Stock valued at $478,748 in exchange for a series of related notes payable with combined principal and accrued interest balance of $300,000 and $19,167, respectively. As the value of the shares issued exceeded the recorded principal and accrued interest, the difference of $159,585 was recorded in the condensed consolidated statements of operations as a loss on exchange of notes payable for preferred shares.

During the three months ended March 31, 2017, the Company accrued and recorded Series A Preferred Stock dividends of $20,064 with an increase in liabilities and a corresponding decrease in additional paid-in capital.

During the three months ended March 31, 2017 and 2016, the Company recorded $23,503 and $68,870 of stock-based compensation expense related to warrants with a charge to expense and a corresponding increase in additional paid-in capital. As of March 31, 2017, there was $21,132 of unrecognized stock-based compensation expense that will be recognized over the subsequent quarter.

Note 7 – Related Party Transactions

In 2011, the Company entered into a Research and License Agreement (the "Agreement") with Yeda Research and Development Company Limited for Veto Cell technology. As Yeda is a founder and a significant shareholder of the Company, it is a related party.

Prior to fiscal 2016, the Company had accrued a $200,000 liability to Yeda in accordance with the terms of the original Agreement as it had achieved the equity financing threshold of $2,000,000 (the "Threshold"). In connection with the November 28, 2016 amendment to the Agreement, the Threshold amount was raised to $10,000,000 (the “Revised Threshold”) and, as a result, the $200,000 liability to Yeda was eliminated as of December 31, 2016. As the Company had not yet achieved the Revised Threshold as of March 31, 2017, no liability was recorded as of that date. In connection with the March 30, 2018 amendment to the Agreement, the provision for the payment of $200,000 was permanently eliminated and the annual research budget was reduced to $500,000.

Note 8 – Subsequent Events

Notes Payable

On December 28, 2017, the maturity date of a note with principal and accrued interest balances of $100,000 and $9,041, respectively, was extended to January 31, 2018. In connection with that extension, the Company issued 2,500 shares of Series A Preferred Stock and 25,000 shares of common stock to the noteholder.

On December 28, 2017, the maturity date of a note with principal and accrued interest balances of $250,000 and $63,863, respectively, was extended to March 31, 2018. In connection with that extension, the Company issued 5,000 shares of Series A Preferred Stock and 125,000 shares of common stock to the noteholder.

Convertible Notes Payable

On May 18, 2017, the Company issued a series of convertible notes in the total principal amount of $135,000 together with 9,000 shares of Series A Preferred Stock. These notes do not accrue interest and mature on May 18, 2018.  The value of the Series A Preferred Stock was recorded as a debt discount and amortized to expense over the term of the notes.

On May 18 and 24, 2017, a series of related notes with the principal and accrued interest balances of $332,500 and $49,875, respectively, was exchanged for 76,475 shares of the Company's Series A Preferred Stock.

On August 15, 2017, the maturity dates of a series of related convertible notes with combined principal and accrued interest balances of $125,000 and $21,096, respectively, were extended to February 15, 2018. In connection with that extension, the Company issued 93,750 shares of common stock to the noteholders.

On October 3, 2017, a convertible note with principal and accrued interest balances of $100,000 and $15,417, respectively, was exchanged for 15,389 shares of the Company's Series A Preferred Stock.

Convertible Notes Payable Due to Related Parties

On May 18, 2017, the Company issued a series of convertible notes to related parties in the total principal amount of $225,000 together with 15,000 shares of Series A Preferred Stock. These notes do not accrue interest and mature on May 18, 2018.

Bridge Notes

On February 21 and 26, 2018, the Company issued a series of bridge notes in the total principal amount of $500,000 together with warrants to purchase 300,000 shares of common stock at $0.75 per share through May 26, 2023. These notes do not accrue interest and matured between May 21 and 26, 2018. The value of the warrants was recorded as a debt discount and amortized to expense over the term of the notes.

Past Due Notes Payable, Convertible Notes Payable, Convertible Notes Payable Due to Related Parties, and Bridge Notes

As of the date of this filing, approximately $2,973,000 of indebtedness represented by outstanding promissory notes was past due.  However, as of the date of this filing, none of the holders have issued a notice of default.

Series A Preferred Stock

On various dates from April 1, 2017 to December 31, 2017, the Company sold 260,325 shares of Series A Preferred Stock at $7.50 per share and received aggregate net proceeds of $1,946,872.

On May 18, 2017, the Company issued 24,000 shares of Series A Preferred Stock valued at $180,000 in connection with the issuance of a series of convertible notes payable and convertible notes payable due to related parties in the total principal amount of $360,000.

On May 18 and 24, 2017, the Company issued 76,475 shares of Series A Preferred Stock valued at $573,565 in exchange for a convertible note payable with principal and accrued interest balances of $332,500 and $49,875, respectively.

On October 3, 2017, the Company issued 15,389 shares of Series A Preferred Stock valued at $115,418 in exchange for a convertible note payable with principal and accrued interest balances of $100,000 and $15,417, respectively.

On December 28, 2017, the Company issued 2,500 shares of Series A Preferred Stock valued at $18,750 to the holder of a note with a principal balance of $100,000 in connection with the extension of the maturity date of that note to January 31, 2018.

On December 28, 2017, the Company issued 5,000 shares of Series A Preferred Stock valued at $37,500 to the holder of a note with a principal balance of $250,000 in connection with the extension of the maturity date of that note to March 31, 2018.

On March 3, 2018, the Company sold 6,667 shares of Series A Preferred Stock at $7.50 per share and received proceeds of $50,000.

Common Stock

On August 15, 2017, the Company issued 93,750 shares of common stock valued at $23,438 to the holders of a series of related notes with combined principal and accrued interest balances of $125,000 and $21,096, respectively, in connection with the extension of the maturity dates of those notes to February 15, 2018.

On December 4, 2017, the Company issued 176,230 shares of common stock valued at $132,173 in connection with the partial payment of Series A Preferred Stock accrued dividends pursuant to the terms of the Series A Preferred Stock Certificate of Designation.

On December 28, 2017, the Company issued 25,000 shares of common stock valued at $6,250 to the holder of a note with a principal balance of $100,000 in connection with the extension of the maturity date of that note to January 31, 2018.

On December 28, 2017, the Company issued 125,000 shares of common stock valued at $31,250 to the holder of a note with a principal balance of $250,000 in connection with the extension of the maturity date of that note to March 31, 2018.

On December 28, 2017, the Company issued 250,000 shares of common stock valued at $62,500 in connection with the exchange of warrants which provide for the purchase of up to 250,000 shares of common stock through December 28, 2022 at $0.75 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the condensed consolidated results of operations and financial condition of Cell Source, Inc. ("CSI", “Cell Source”,  the “Company”, “us,” “we,” “our,”) as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the years ended December 31, 2017 and 2016 as filed with the Securities and Exchange Commission (“SEC”) concurrently with this filing.

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the years ended December 31, 2017 and 2016 filed with the SEC concurrently with this filing.

Overview

We are a biotechnology company focused on developing cell therapy treatments based on the management of immune tolerance.  Our technology platform has been extensively tested by in vitro studies and confirmed in animal trials.  We continue to move forward towards clinical trials as more fully discussed in our Annual Report on Form 10-K for the years ended December 31, 2017 and 2016 which was filed with the SEC concurrently with this filing.

Consolidated Results of Operations

Three Months Ended March 31, 2017 Compared with the Three Months Ended March 31, 2016

Research and Development

Research and development expense was $331,674 and $313,421 for the three months ended March 31, 2017 and 2016, respectively, an increase of $18,253, or 6%.

Selling, General and Administrative

Selling, general and administrative expense was $151,922 and $331,258 for the three months ended March 31, 2017 and 2016, respectively, a decrease of $179,336, or 54%, primarily related to decreases in legal and professional fees.

Change in Fair Value of Derivative Liabilities

The change in fair value of derivative liabilities for the three months ended March 31, 2017 and 2016, was a gain of $126,180 and a gain of $160,950, respectively, which represents the change in fair value of the warrants and conversion options that were deemed to be derivative liabilities.

Interest Expense

Interest expense for the three months ended March 31, 2017 and 2016 was $74,466 and $63,325, respectively, an increase of $11,141, or 18%, associated with notes payable.

Amortization of Debt Discount

Amortization of debt discount was $176,680 and $273,388 for the three months ended March 31, 2017 and 2016, respectively, which is associated with warrants and conversion options issued in connection with notes payable.

Loss on Exchange of Notes Payable for Preferred Shares

During the three months ended March 31, 2017, we recognized $534,165 of losses on exchanges of notes payable for preferred shares. The losses recognized represent the excess value of the preferred shares as compared to the carrying value of the notes payable.

Liquidity and Going Concern

We measure our liquidity in a number of ways, including the following:

	March 31,	December 31,
	2017	2016
	(unaudited)

Cash	$17,732	$3,735
Working capital deficiency	$(5,543,931)	$(6,243,356)

During the three months ended March 31, 2017, the Company had not generated any revenues, had net losses of approximately $1,143,000, and used cash in operations of approximately $334,000. As of March 31, 2017, the Company had a working capital deficiency of approximately $5,544,000 and an accumulated deficit of approximately $12,613,000. Subsequent to March 31, 2017, the Company received an aggregate of approximately $2,862,000 through the issuance of short term notes payable and the issuance of Series A Preferred Stock. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within twelve months from the date these financial statements are issued.

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

During the three months ended March 31, 2017 and 2016, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the three months ended March 31, 2017 and 2016 in the amounts of $334,255 and $803,267, respectively. The net cash used in operating activities for the three months ended March 31, 2017 was primarily due to cash used to fund a net loss of $1,142,727, adjusted for net non-cash expenses in the aggregate amount of $608,383, partially offset by $200,086 of net cash provided due to changes in the levels of operating assets and liabilities. The net cash used in operating activities for the three months ended March 31, 2016 was primarily due to cash used to fund a net loss of $820,442, adjusted for net non-cash expenses in the aggregate amount of $181,523, plus $164,348 of net cash used to fund changes in the levels of operating assets and liabilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2017 and 2016 was $348,255 and $895,426, respectively. The net cash provided by financing activities during the three months ended March 31, 2017 was attributable to $348,255 of proceeds from the issuance of Series A preferred stock. The net cash provided by financing activities during the three months ended March 31, 2016 was attributable to $990,000 of proceeds from the issuance of notes payable, partially offset by repayments of $50,000 and $44,575 of a note payable to a related party and debt issuance costs, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies, see Note 3, Summary of Significant Accounting Policies, in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Recent Accounting Standards

For a description of our recently issued and adopted accounting pronouncements, see Note 3, Summary of Significant Accounting Policies, in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our condensed consolidated financial statements in conformity with United States generally accepted accounting principles.

In connection with the preparation of this Quarterly Report, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures and internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures and internal controls over financial reporting were not effective due to the material weakness described herein.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weakness:

Due to a lack of financial resources, we were unable to file our annual reports on Form 10-K for the years ended December 31, 2017 and December 31, 2016 and the quarterly reports on Form 10-Q for the periods ended March 31, 2017, June 30, 2017, September 30, 2017 and March 31, 2018 on a timely basis. Management evaluated the lack of financial resources on our assessment of our reporting controls and procedures and internal controls over financial reporting and has concluded that the control deficiency represented a material weakness.

Planned Remediation

Management’s efforts to remediate the material weakness include raising funds and to seek new resources to alleviate this material weakness and to file all necessary regulatory reports on a timely basis. There can be no assurance that the necessary funds and resources will be obtained and the material weakness will be alleviated.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors.

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the years ended December 31, 2017 and 2016 which was filed with the SEC concurrently with this filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information with respect to unregistered sales of equity securities by the Company during 2016 and 2017 is set forth in the Company's Annual Report on Form 10-K for the years ended December 31, 2017 and 2016 which was filed with the SEC concurrently with this filing.

Item 3. Defaults Upon Senior Securities.

As of the date of this filing, approximately $2,973,000 of indebtedness represented by outstanding promissory notes was past due.  However, as of the date of this filing, none of the holders have issued a notice of default.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit
Number		Description

31	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer
32	*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Schema Document
101.CAL	**	XBRL Calculation Linkbase Document
101.DEF	**	XBRL Definition Linkbase Document
101.LAB	**	XBRL Label Linkbase Document
101.PRE	**	XBRL Presentation Linkbase Document

*
This certification is being furnished and shall not be deemed "filed" with the SEC for purposes of Section 18 of the Exchange Act, or otherwise be subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CELL SOURCE, INC.

Dated: July 24, 2018	By:	/s/ Itamar Shimrat
Name: Itamar Shimrat
Title: Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)