Form 10-Q
period 2017-09-30
Cell Source, Inc.
filed 2018-07-25
CIK 1569340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

CELL SOURCE, INC. AND SUBSIDIARY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTMBER 30, 2017

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 is being filed to satisfy the Company's filing obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Concurrent with the filing of this Quarterly Report, the Company is filing its:

a)	Quarterly Reports for the quarters ended March 31, 2017 and June 30, 2017; and
b)	Annual Report for the years ended December 31, 2017 and 2016.

This Quarterly Report should be read together and in connection with the Annual Report for the years ended December 31, 2017 and 2016.

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets

Current Assets:
Cash	$40,203	$3,735
Prepaid expenses	84,202	136,631
Other current assets	25,709	70,330
Total Current Assets	150,114	210,696

Property, plant and equipment, net	-	407
Total Assets	$150,114	$211,103

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$254,431	$219,094
Accrued expenses	888,719	875,212
Accrued expenses - related party	100,000	-
Accrued interest	233,276	257,401
Accrued interest - related parties	12,554	10,310
Accrued compensation	602,888	507,162
Accrued compensation - related party	19,193	19,177
Advances payable	239,144	302,426
Notes payables, net of debt discount of $0 and $49,050, as of September 30, 2017 and as of December 31, 2016, respectively	1,263,000	1,813,950
Notes payables - related parties, net of debt discount of $0 and $2,300 as of September 30, 2017 and December 31, 2016 respectively	150,000	147,700
Convertible notes payable, net of debt discount of $101,709 and $256,280 as of September 30, 2017 and December 31, 2016, respectively	833,291	1,126,220
Convertible notes payable - related parties, net of debt discount of $47,260 and $0 as of September 30, 2017 and December 31, 2016, respectively	177,740	-
Derivative liabilities	789,600	1,175,400
Accrued dividend payable	150,630	-
Total Current Liabilities	5,714,466	6,454,052

Commitments and contingencies	-	-

Stockholders' Deficiency:
Convertible Preferred Stock, $0.001 par value, 10,000,000 shares authorized; Series A Convertible Preferred Stock, 1,335,000 shares designated, 446,541 and 0 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively; liquidation preference of $3,499,688 and $0 as of September 30, 2017 and December 31, 2016, respectively	446	-
Common Stock, $0.001 par value, 200,000,000 shares authorized, 24,773,006 and 24,679,256 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	24,773	24,679
Additional paid-in capital	8,354,168	5,202,749
Accumulated deficit	(13,943,739)	(11,470,377)
Total Stockholders' Deficiency	(5,564,352)	(6,242,949)

Total Liabilities and Stockholders' Deficiency	$150,114	$211,103

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Operating Expenses:
Research and development	$152,658	$133,866	$422,903	$357,454
Research and development - related party	200,000	205,957	600,000	604,777
Selling, general and administrative	202,480	261,914	662,455	814,351
Total Operating Expenses	555,138	601,737	1,685,358	1,776,582

Loss From Operations	(555,138)	(601,737)	(1,685,358)	(1,776,582)

Other (Expense) Income:
Interest expense	(33,445)	(61,513)	(144,112)	(178,582)
Interest expense - related parties	(756)	(1,392)	(2,244)	(2,880)
Amortization of debt discount	(49,502)	(450,106)	(339,133)	(1,035,536)
Amortization of debt discount - related parties	(18,904)	(12,954)	(30,040)	(26,200)
Change in fair value of derivative liabilities	149,200	324,350	452,880	695,200
Loss on exchange of notes payable for preferred shares	-	-	(725,355)	-
Total Other Expense	46,593	(201,615)	(788,004)	(547,998)

Net Loss	(508,545)	(803,352)	(2,473,362)	(2,324,580)

Dividend attributable to Series A preferred stockholders	(74,261)	-	(150,630)	-

Net Loss Applicable to Common Stockholders	$(582,806)	$(803,352)	$(2,623,992)	$(2,324,580)

Net Loss Per Common Share - Basic and Diluted	$(0.02)	$(0.03)	$(0.10)	$(0.09)

Weighted Average Common Shares Outstanding -
Basic and Diluted	26,807,466	26,066,157	26,751,525	26,066,157

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Nine Months Ended September 30,
	2017	2016
Cash Flows From Operating Activities:
Net loss	$(2,473,362)	$(2,324,580)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	(452,880)	(695,200)
Amortization of debt discount	369,173	1,061,736
Loss on exchange of notes payable for preferred shares	725,355	-
Depreciation	407	645
Stock-based compensation:
Warrants	44,634	115,589
Changes in operating assets and liabilities:
Prepaid expenses	17,386	(42,728)
Other current assets	44,621	(10,774)
Accounts payable	35,337	89,708
Accrued expenses	42,064	140,909
Accrued expenses - related parties	100,000	(7,955)
Accrued interest	75,042	178,582
Accrued interest - related parties	2,244	2,880
Accrued compensation	95,742	147,456
Net Cash Used In Operating Activities	(1,374,237)	(1,343,732)

Cash Flows From Financing Activities:
Proceeds from issuance of notes payable	135,000	1,453,000
Repayment of note payable - related party	225,000	(50,000)
Payment of debt issuance costs	-	(44,574)
Deferred financing costs	-	(20,000)
Proceeds from issuance of preferred stock - Series A	1,050,705	-
Net Cash Provided By Financing Activities	1,410,705	1,338,426

Net Increase (Decrease) In Cash	36,468	(5,306)

Cash - Beginning of Period	3,735	6,944

Cash - End of Period	$40,203	$1,638

Supplemental Disclosures of Cash Flow Information:

Non-cash investing and financing activities:
Preferred stock issued in exchange for notes and advances payable	$2,118,355	$-
Reduction of additional paid-in capital for public offering issuance costs that were previously paid	$(54,543)	$-
Accrual of earned preferred stock dividends	$(150,630)	$-
Stock issued in connection with issuances and extensions of notes payable	$143,438	$200,000
Warrants and conversion options issued in connection with issuance and extension of notes payable	$67,080	$948,500
Advances payable exchanged for a convertible note	$-	$250,000

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the operating results for the full year ending December 31, 2017 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and related disclosures as of December 31, 2017 and 2016 and for the years then ended included in our Annual Report on Form 10-K for those years as filed with the Securities and Exchange Commission (“SEC”) concurrently with this filing.

Note 2 - Going Concern and Management Plans

During the nine months ended September 30, 2017, the Company had not generated any revenues, had a net loss of approximately $2,473,000, and used cash in operations of approximately $1,374,000. As of September 30, 2017, the Company had a working capital deficiency of approximately $5,564,000 and an accumulated deficit of approximately $13,944,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within twelve months from the date these financial statements are issued.

The Company’s primary source of operating funds since inception has been equity and debt financings. Subsequent to September 30, 2017 and as more fully described in Note 8, Subsequent Events, the Company received an aggregate of approximately $1,794,000 through the issuance of short term notes payable and the issuance of Series A Convertible Preferred Stock. Management’s plans include continued efforts to raise additional capital through debt and equity financings. There is no assurance that these funds will be sufficient to enable the Company to fully complete its development activities or attain profitable operations. If the Company is unable to obtain such additional financing on a timely basis or, notwithstanding any request the Company may make, if the Company’s debt holders do not agree to convert their notes into equity or extend the maturity dates of their notes, the Company may have to curtail its development, marketing and promotional activities, which would have a material adverse effect on the Company’s business, financial condition and results of operations, and ultimately the Company could be forced to discontinue its operations and liquidate.

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

Loss Per Share

The Company computes basic net loss per share by dividing net loss by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share includes the dilution that would occur upon the exercise or conversion of all dilutive securities into common stock using the “treasury stock” and/or “if converted” methods, as applicable. Weighted average shares outstanding for the three and nine months ended September 30, 2017 and 2016 includes the weighted average impact of warrants to purchase an aggregate of 2,043,835 shares of common stock because their exercise price was determined to be nominal.

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	September 30,
	2017	2016

Warrants	11,615,481	11,814,324
Convertible notes	1,669,783	2,636,900
	13,285,264	14,481,224

Convertible notes are assumed to be converted at the rate of $0.75 per common share, which is the conversion price as of September 30, 2017. However, such conversion rates are subject to adjustment under certain circumstances, which may result in the issuance of common shares greater than the amount indicated.

Note 4 - Fair Value

The Company determines the estimated fair value of amounts presented in these condensed consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the financial statements are not necessarily indicative of the amounts that could be realized in a current exchange between buyer and seller. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. These fair value estimates were based upon pertinent information available as of September 30, 2017 and December 31, 2016, and, as of those dates, the carrying value of all amounts approximates fair value. The Company estimated the fair value of its restricted common stock during the three and nine months ended September 30, 2017 based upon observations of the sales of Preferred Stock convertible into common stock as well as the thinly traded volume and closing prices of its common stock.  The Company obtained a third-party valuation of its common stock, which was also considered in management’s estimation of the fair value of its restricted common stock during the nine months ended September 30, 2017.

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

The following table summarizes the valuation of the Company’s derivatives by the above fair value hierarchy levels as of September 30, 2017 and December 31, 2016 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Accrued compensation	$79,193	$-	$-	$79,193
Derivative liabilities	789,600	-	-	789,600

Balance - September 30, 2017	$868,793	$-	$-	$868,793

Accrued compensation	$79,178	$-	$-	$79,178
Derivative liabilities	1,175,400	-	-	1,175,400

Balance - December 31, 2016	$1,254,578	$-	$-	$1,254,578

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. The Company’s Level 3 liabilities shown in the above table consist of warrants with “down-round protection” as the Company is unable to determine if it will have sufficient authorized common stock to settle such arrangements, warrants deemed to be derivative liabilities according to the Company’s sequencing policy in accordance with ASC 815-40-35-12, the conversion option of convertible notes payable, and an accrued obligation to issue warrants to certain founders of Cell Source Limited, which such warrants were issued as of September 30, 2017.

Assumptions utilized in the valuation of Level 3 liabilities are described as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Risk-free interest rate	1.04% - 1.77%	0.29% - 1.28%	0.76% - 1.93%	0.21% - 1.28%
Expected term (years)	0.25 - 4.25	0.04 - 5.00	0.25 - 4.76	0.04 - 5.00
Expected volatility	110%	150% - 152%	110%	150% -159%
Expected dividends	0.00%	0.00%	0.00%	0.00%

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all Level 3 liabilities measured at fair value on a recurring basis using unobservable inputs during the nine months ended September 30, 2017:

	Accrued	Derivative
	Compensation	Liabilities	Total

Balance - December 31, 2016	$79,178	$1,175,400	$1,254,578

Issuance of warrants and conversion options	-	67,080	67,080
Change in fair value	15	(452,880)	(452,865)

Balance - September 30, 2017	$79,193	$789,600	$868,793

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

On August 15, 2017, the maturity dates of a series of related convertible notes with combined principal and accrued interest balances of $125,000 and $21,096, respectively, were extended to February 15, 2018. In connection with that extension, the Company issued 93,750 shares of common stock valued at $23,438 to the noteholders. The value of the common stock was recorded as a debt discount and amortized to expense over the term of the notes.

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

During the three months ended September 30, 2017 and 2016, the Company recorded interest expense of $33,445 and $61,513, respectively and interest expense for related party debt of $756 and $1,392, respectively. During the nine months ended September 30, 2017 and 2016, the Company recorded interest expense of $144,112 and $178,582, respectively and interest expense for related party debt of $2,244 and $2,880, respectively.

During the three months ended September 30, 2017 and 2016, the Company recorded amortization of debt discount of $49,502 and $450,106, respectively, and amortization of debt discount for related party debt of $18,904 and $12,954, respectively. During the nine months ended September 30, 2017 and 2016, the Company recorded amortization of debt discount of $339,133 and $1,035,536, respectively, and amortization of debt discount for related party debt of $30,040 and $26,200, respectively.

As of September 30, 2017, approximately $1,838,000 of indebtedness represented by outstanding promissory notes was past due. However, as of that date and thorough the date of this filing, none of the holders have issued a notice of default.  See Note 8, Subsequent Events, for additional details.

Note 6 – Stockholders’ Deficiency

On various dates from January 1, 2017 to September 30, 2017, the Company raised $1,050,705 through the sale of 140,094 shares of Series A Preferred Stock at $7.50 per share and, after transaction costs of $54,543, received net proceeds of $996,162.

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

On May 18, 2017, the Company issued 24,000 shares of Series A Preferred Stock valued at $120,000 in connection with the issuance of a series of convertible notes payable and convertible notes payable due to related parties in the total principal amount of $360,000.

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

On August 15, 2017, the Company issued 93,750 shares of common stock valued at $23,438 to the holders in connection with the extension of the maturity dates of a series of related convertible notes with combined principal and accrued interest balances of $125,000 and $21,096, respectively. The value of the common stock was recorded as a debt discount and amortized to expense over the term of the notes.

During the three and nine months ended September 30, 2017, the Company accrued and recorded Series A Preferred Stock dividends of $74,261 and $150,630, respectively, with an increase in liabilities and a corresponding decrease in additional paid-in capital.

During the three months ended September 30, 2017 and 2016, the Company recorded $351 and $23,627 of stock-based compensation expense related to warrants. During the nine months ended September 30, 2017 and 2016, the Company recorded $44,634 and $115,589 of stock-based compensation expense related to warrants. Such expense is recorded with a corresponding increase in additional paid-in capital. As of September 30, 2017, there was no unrecognized stock-based compensation expense that will be recognized over the subsequent quarters.

Note 7 – Related Party Transactions

In 2011, the Company entered into a Research and License Agreement (the "Agreement") with Yeda Research and Development Company Limited for Veto Cell technology. As Yeda is a founder and a significant shareholder of the Company, it is a related party.

Prior to fiscal 2016, the Company had accrued a $200,000 liability to Yeda in accordance with the terms of the original Agreement as it had achieved the equity financing threshold of $2,000,000 (the "Threshold"). In connection with the November 28, 2016 amendment to the Agreement, the Threshold amount was raised to $10,000,000 (the “Revised Threshold”) and, as a result, the $200,000 liability to Yeda was eliminated as of December 31, 2016. As the Company had not yet achieved the Revised Threshold as of September 30, 2017, no liability was recorded as of that date. In connection with the March 30, 2018 amendment to the Agreement, the provision for the payment of $200,000 was permanently eliminated and the annual research budget was reduced to $500,000.

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

Series A Preferred Stock

On various dates from October 1, 2017 to December 31, 2017, the Company sold 266,665 shares of Series A Preferred Stock at $7.50 per share and received aggregate net proceeds of $1,244,162.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the condensed consolidated results of operations and financial condition of Cell Source, Inc. ("CSI", “Cell Source”,  the “Company”, “us,” “we,” “our,”) as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the years ended December 31, 2017 and 2016 as filed with the Securities and Exchange Commission (“SEC”) concurrently with this filing.

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

Consolidated Results of Operations

Three Months Ended September 30, 2017 Compared with the Three Months Ended September 30, 2016

Research and Development

Research and development expense was $352,658 and $339,823 for the three months ended September 30, 2017 and 2016, respectively, an increase of $12,835, or 4%.

Selling, General and Administrative

Selling, general and administrative expense was $202,480 and $261,914 for the three months ended September 30, 2017 and 2016, respectively, a decrease of $59,434, or 23%, primarily related to decreases in legal and professional fees.

Change in Fair Value of Derivative Liabilities

The change in fair value of derivative liabilities for the three months ended September 30, 2017 and 2016, was a gain of $149,200 and a gain of $324,350, respectively, which represents the change in fair value of the warrants and conversion options that were deemed to be derivative liabilities.

Interest Expense

Interest expense for the three months ended September 30, 2017 and 2016 was $34,201 and $62,905, respectively, a decrease of $28,704, or 46%, related to notes payable.

Amortization of Debt Discount

Amortization of debt discount was $68,406 and $463,060 for the three months ended September 30, 2017 and 2016, respectively, which is associated with warrants and conversion options issued in connection with notes payable.

Nine Months Ended September 30, 2017 Compared with the Nine Months Ended September 30, 2016

Research and Development

Research and development expense was $1,022,903 and $962,231 for the nine months ended September 30, 2017 and 2016, respectively, an increase of $60,672, or 6%.

Selling, General and Administrative

Selling, general and administrative expense was $662,455 and $814,351 for the nine months ended September 30, 2017 and 2016, respectively, a decrease of $151,896, or 19%, primarily related to a decrease in legal and professional fees.

Change in Fair Value of Derivative Liability

The change in fair value of derivative liability for the nine months ended September 30, 2017 and 2016, was a gain of $452,880 and a gain of $695,200, respectively, which represents the change in fair value of the warrants and conversion options that were deemed to be derivative liabilities.

Interest Expense

Interest expense for the nine months ended September 30, 2017 and 2016 was $146,356 and $181,462, respectively, a decrease of $35,106, or 19%, associated with notes payable.

Amortization of Debt Discount

Amortization of debt discount was $369,173 and $1,061,736 for the nine months ended September 30, 2017 and 2016, respectively, which is associated with warrants and conversion options issued in connection with notes payable.

Loss on Exchange of Notes Payable for Preferred Shares

During the nine months ended September 30, 2017, we recognized $725,355 of losses on exchanges of notes payable for preferred shares. The losses recognized represents the excess value of the preferred shares as compared to the carrying value of the notes payable.

Liquidity and Going Concern

We measure our liquidity in a number of ways, including the following:

	September 30,	December 31,
	2017	2016
	(unaudited)

Cash	$40,203	$3,735
Working capital deficiency	$(5,564,352)	$(6,243,356)

During the nine months ended September 30, 2017, the Company had not generated any revenues, had a net loss of approximately $2,473,000 and used cash in operations of approximately $1,374,000. As of September 30, 2017, the Company had a working capital deficiency of approximately $5,564,000 and an accumulated deficit of approximately $13,944,000. Subsequent to September 30, 2017, the Company received an aggregate of approximately $1,794,000 through the issuance of short term notes payable and the issuance of Series A Convertible Preferred Stock. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within twelve months from the date these financial statements are issued.

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

During the nine months ended September 30, 2017 and 2016, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the nine months ended September 30, 2017 and 2016 in the amounts of $1,374,237 and $1,343,731, respectively. The net cash used in operating activities for the nine months ended September 30, 2017 was primarily due to cash used to fund a net loss of $2,473,362, adjusted for net non-cash expenses in the aggregate amount of $686,689, partially offset by $412,436 of net cash provided due to changes in the levels of operating assets and liabilities. The net cash used in operating activities for the nine months ended September 30, 2016 was primarily due to cash used to fund a net loss of $2,324,580, adjusted for net non-cash expenses in the aggregate amount of $482,770, partially offset by $498,079 of net cash provided due to changes in the levels of operating assets and liabilities, primarily as a result of increases in accounts payable and accrued expenses, due to cash constraints during the period.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2017 and 2016 was $1,410,705 and $1,338,425, respectively. The net cash provided by financing activities during the nine months ended September 30, 2017 was attributable to $135,000 of proceeds from the issuance of notes payable, $225,000 of proceeds from the issuance of notes payable-related party and $1,050,705 of proceeds received from the issuance of Series A preferred stock. The net cash provided by financing activities during the nine months ended September 30, 2016 was attributable to $1,453,000 of proceeds from the issuance of notes payable, partially offset by repayments of $50,000 of related party notes payable, $44,575 of debt issuance costs and $20,000 of deferred financing costs associated with an equity offering that had yet to close as of September 30, 2016.

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

In connection with the preparation of this Quarterly Report, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures and internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures and internal controls over financial reporting were not effective due to the material weakness described herein.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

The certificate of designation for the Series A Preferred Stock includes a provision that accrued dividends are to be paid each June 30th and December 30th. As of September 30, 2017, the Company had accrued dividends of $150,630 for shares of Series A Preferred Stock outstanding through that date. As of that date, it had not paid such dividends in cash or, as permitted, issued shares of common stock to satisfy the obligation as of that date. Through December 31, 2017, the Company had accrued a total of $240,559 in dividends and issued 176,230 shares of common stock to satisfy $132,173 of its obligation leaving a balance due of $108,386 as of that date.

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