Form 10-K
period 2017-12-31
Cell Source, Inc.
filed 2018-07-25
CIK 1569340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-K

☒ ☐
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the years ended December 31, 2017 and 2016

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 000-55413

Cell Source, Inc.
(Exact name of registrant as specified in its charter)

Nevada	32-0379665
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

57 West 57th Street, Suite 400
New York, NY 10019
(Address of principal executive offices)

(646) 416-7896
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐ Yes    ☑  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K .  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)	Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for completing with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) ☐ Yes    ☑    No

As of June 30, 2017, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant was $6,252,057 based on the closing sale price as reported on the OTC Markets.

As of July 23, 2018, there were 25,349,236 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - None.

CELL SOURCE, INC.

FORM 10-K

FOR THE FISCAL YEARS ENDED DECEMBER 31, 2017 and 2016

PART I

ITEM 1. BUSINESS.

Current Filing

This annual report on Form 10-K is being filed with respect to the fiscal years ended December 31, 2017 and 2016. It is being filed by us in order to satisfy our obligations to file an annual report on Form 10-K for each of such years under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This is our first periodic filing since the quarter ended September 30, 2016. Included in this report are the audited consolidated financial statements that have not been included in annual reports on Form 10-K since the fiscal year ended December 31, 2015. We intend to file separate quarterly reports on Form 10-Q for the quarters ended March 31, 2017, June 30, 2017, September 30, 2017 and March 31, 2018 after the submission of this annual report on Form 10-K.

We recognize that this filing is not a comprehensive filing with all filings that are delinquent and until such time that the quarterly 10-Q’s for the periods mentioned above are filed with the SEC, the Company continues to be delinquent with its filing requirements. The Risk Factors section of this document describes the risks associated with the continued deficiency resulting from the incomplete filings.

This annual report should be read together and in connection with the other reports filed by us with the SEC.

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

Share Exchange

On June 30, 2014 (the “Closing Date”), TTSI entered into and closed a Share Exchange Agreement (the “Share Exchange Agreement”) with Cell Source Israel and 100% of the shareholders of Cell Source Israel (the “CSL Shareholders”) whereby Cell Source Israel became the wholly-owned subsidiary of TTSI and TTSI changed its name to Cell Source, Inc. (the “Share Exchange”), and whereby certain CSL Shareholders, holding 18,245,923 of the outstanding shares of Cell Source Israel, transferred to the Company an aggregate of 18,245,923 shares of Cell Source Israel’s ordinary shares, each of nominal value of NIS 0.01 (“CSL Ordinary Shares”) in exchange for an aggregate of 18,245,923 newly issued shares of the Company's Common Stock, par value $0.001 per share (the “Company Common Stock” or the “Common Stock”). The aggregate of 18,245,923 shares of newly issued Company Common Stock represented 78.5% of the outstanding shares of Company Common Stock following the Closing Date. In addition, outstanding five (5) year warrants to acquire 4,859,324 CSL Ordinary Shares at an exercise price of $0.75 per share (the “CSL Warrants”) were exchanged for newly issued warrants to purchase shares of Company Common Stock (the “Company Warrants”), which Company Warrants contain substantially similar terms as the CSL Warrants. In addition, outstanding warrants to acquire 2,043,835 CSL Ordinary Shares held by Yair Reisner, Ph.D. and Yeda Research and Development Company Limited were exchanged for warrants to purchase shares of Company Common Stock (the “Researcher Company Warrants”), which Researcher Company Warrants contain substantially similar terms as their warrants to acquire CSL Ordinary Shares. The aggregate of 6,903,159 Company Warrants and Researcher Company Warrants represented 77.5% of the outstanding warrants to purchase Common Stock of the Company following the Closing Date.

Cell Source Israel's Private Placement

Beginning in November 2013, Cell Source Israel collected and entered into a series of subscription agreements (the “Subscription Agreement”) with certain accredited investors (the “Investors”) in a private placement offering (the “Private Placement”). Cell Source Israel held closings of the Private Placement between December 9, 2013 through April 7, 2014, pursuant to which Cell Source Israel sold an aggregate of 4,759,324 Units (the "Units"), at a purchase price of $0.75 per Unit, for gross proceeds of $3,569,475. Each Unit consisted of one (1) share of CSL Ordinary Shares and one (1) CSL Warrant. Each CSL Warrant entitled the holder to purchase one (1) share of CSL Ordinary Shares for a five (5) year period at an exercise price of $0.75 per share.

Under the Subscription Agreement, the Investors were granted the following rights for a period of five (5) years commencing on the closing of the Private Offering: (i) in the event any shares of CSL Ordinary Shares or securities convertible, exchangeable or exercisable for CSL Ordinary Shares are issued at a price less than $0.75 per share (“Adjustment Event”), subject to certain adjustments, then additional CSL Ordinary Shares, or equivalents, will be issued to the Investors such that the aggregate holdings of the Investors is equal to the aggregate holding had such Investors initially purchased at the applicable lower price by which securities were issued in the Adjustment Event (except that certain issuances set forth in the Subscription Agreement would not be an Adjustment Event); and (ii) upon any financing by Cell Source whereby CSL Ordinary Shares or securities convertible into CSL Ordinary Shares are issued or sold (a “Subsequent Financing”), Investors have the right to participate in such Subsequent Financing (subject to customary exemptions).  The Investors were also granted the right to elect up to two (2) independent board members. On May 29, 2014, the majority of the Investors granted certain groups of shareholders the right to elect, subject to the closing of the Share Exchange Agreement, Yoram Drucker, Itamar Shimrat, David Zolty, Ben Friedman and Dennis Brown to the Board of Directors of the Company. Furthermore, pursuant to the Subscription Agreement, in the event that the Registration Statement, as defined below, was declared effective, the Company was obligated to issue to certain founders of Cell Source Israel (Isaac Braun, Saar Dickman, Itamar Shimrat and Yoram Drucker) warrants to purchase an aggregate of 3,000,000 shares of Company Common Stock at an exercise price of $0.75 per share, subject to the same adjustments and terms as the Company Warrants.

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

Cell Source Israel Corporate History

Prior to the Share Exchange, Cell Source Israel was a privately held company located in Tel Aviv, Israel. Cell Source Israel was founded in 2011 in order to commercialize a suite of inventions that were the result of over ten (10) years of research at the Weizmann Institute of Science in Rehovot, Israel (“Weizmann Institute”). Pursuant to a Research and License Agreement by and between Cell Source Israel and Yeda Research and Development Company Limited ("Yeda"), dated October 3, 2011, as amended in April, 2014 November, 2016, and., most recently, in March, 2018 (the “Yeda License Agreement”), Yeda, the commercial arm of the Weizmann Institute, granted Cell Source Israel an exclusive license to certain patents, discoveries, inventions, and other intellectual property generated (together with others) by Yair Reisner, Ph.D. (“Dr. Reisner”), former head of the Immunology Department at the Weizmann Institute.

Our Business

We are a cell therapy company focused on immunotherapy. Our technology seeks to address one of the most fundamental challenges within human immunology:  how to tune the immune response such that it tolerates selected desirable foreign cells, but continues to attack all other (undesirable) targets.  In simpler terms, many potentially life-saving treatments have limited effectiveness today because the patient’s immune system rejects them. Today, rejection is partially overcome using aggressive immune suppression treatments that leave the patient exposed to many dangers by compromising their immune system. The ability to overcome rejection without having to compromise the rest of the immune system may open the door to effective treatment of a number of severe medical conditions which are characterized by this need. These include:

•
Haematological malignancies (leukemias, lymphomas, etc.). One of the most effective treatments for these conditions is bone marrow transplantation. However, this is a risky and difficult procedure primarily because of potential conflicts between host and donor immune systems and also due to viral infections that often follow even successful bone marrow transplantations.

•
The broader set of cancers, including solid tumors, that can potentially be treated effectively using genetically modified cells such as CAR-T cells, but also face efficacy and economic constraints due to limited persistence based on immune system issues.

•
Organ failure and transplantation. A variety of conditions can be treated by the transplantation of vital organs. However, transplantation is limited both by the problem of rejection and an insufficient supply of available donor organs.

•
Non-malignant haematological conditions (such as sickle cell anemia) which could, in many cases, also be effectively treated by bone marrow transplantation if the procedure did not pose such threatening conflicts between host and donor immune systems.

Haematological Malignancies

Haematological malignancies (blood cancers) comprise a variety of lymphomas and leukemias. A very important treatment protocol for these malignancies involves the use of hematopoietic stem cell transplantation (“HSCT”). To the best of our knowledge, over 1,000,000 bone marrow transplantations have been performed worldwide with the annual number of procedures exceeding 60,000 (table below). Our technology will be immediately applicable to, at a minimum, the roughly 30,000 worldwide bone marrow transplants that are allogeneic (using cells taken from another individual).

Source: Worldwide Network for Blood and Marrow Transplantations

HSCT often has a curative effect when successful. However, it is very risky. HSCT involves destroying the patient’s native immune system with radiation or chemotherapy (myeloablation) before the transplantation, and then suppressing immune response (immunosuppression) with drugs to manage the conflicts between host and donor cells, often for the rest of the patient’s life. The majority of patients are unable to find a matched family donor. Approximately 35-40% of all unrelated donor transplant patients die within two years of transplantation.  Among those who die in the first 100 days post-transplant, 30% die from either infections (associated with a compromised immune system) or GVHD (Graft Versus Host Disease).

# Causes of Death after Unrelated Donor HCT done in 2014-2015

Died within 100 days post-transplant

22%
20%
15%
10%
3%
2%
1%
27%
Primary Disease
Infection
Organ Failure
GVHD
Hemorrhage
Graft Rejection
Second Malignancy
Other

Died at or beyond 100 days post-transplant*

47%
13%
10%
8%
1%
1%
20%
Primary Disease
Infection
GVHD
Organ Failure
Second Malignancy
Hemorrhage
Other

CIBMTR CENTER FOR INTERNATIONAL BLOOD & MARROW TRANSPLANT RESEARCH

* Data reflects 3-year mortality

18

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

Initial Malignancy Indications (note estimates for North America and EU only)	Prevalence (Number patients)	Annual Bone Marrow Transplantations

Non-Hodgkin’s Lymphoma	920,460	15,017
Multiple Myeloma	216,784	20,654
Leukemia	586,671	18,582
Total	1,723,915	54,253

Source: National Cancer Institute, World Health Organization, Leukemia & Lymphoma Society, European Society for Blood and Marrow Transplantation

For the purposes of this report, it is assumed that the immediate candidates for Cell Source-enabled HSCT will be the subset of cancer patients that today receive transplantations as part of their cancer treatment (rightmost column in table above). We believe that a portion of these patients will benefit from Veto Cell adjunct therapy, as such therapy aspires to improve the success and reduce the risk and mortality of a procedure that they are having anyway. With time, as Veto Cell treatment becomes more widespread and data is accumulated, we believe that the percentage of patients that will be referred for Veto Cell enabled HSCT will increase significantly.

It is also important to note that incidence of these diseases is increasing. The global market for hematological malignancies was estimated at $27 billion in 2015 and is projected to increase in size to over $50 billion by 2024 according to "Hematological Malignancies Market - Global Industry Analysis, Size, Share, Growth, Trends, and Forecast 2016 - 2024." Published by Transparency Market Research.  The aging of the US population and the increased incidence of hematologic malignancies are expected to significantly increase the number of older patients who receive allogeneic HSCT.

HSCT Market Trends

There are four important market trends affecting the hematological malignancies market:

1)	As noted above, increasing incidence of these disorders in the West, largely driven by the aging population.
2)	Improvement and proliferation of HSCT treatments.
3)	A “virtuous circle” of lowered death rate due to better transplantations leading to more aggressive focus on HSCT.
4)	The growing use of milder conditioning regimens, which makes the procedure more survivable for older patients (see table below).

# Trends in Allogeneic HCT in the US by Recipient Age^

<60 Years
60-69 Years
≥70 Years
6000
5000
4000
3000
2000
1000
0
Number of Transplants
2000
2001
2002
2003
2004
2005
2006
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016

CIBMTR
CENTER FOR INTERNATIONAL BLOOD & MARROW TRANSPLANT RESEARCH

^Transplants for AML, ALL, NHL, Hodgkin Disease, Multiple Myeloma

12

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

Relevant Non-Malignant Diseases

While Hematological malignancies represent the Company's initial focus, the Company's selective immune response blocking technology may also be effective in treating certain non-malignant organ diseases as well as blood and immune system disorders. This would represent an additional growth opportunity for the Company.

The target non-malignant diseases are widespread. The Company's first non-malignant disorder target is expected to be is support of organ transplantations (kidney, liver, etc.). Approximately 60,000 such procedures are conducted in North America and the EU each year. As with bone marrow transplantations, organ transplantations require substantial immunosuppression to prevent rejection. This ongoing treatment is dangerous, quality-of-life reducing, and costly. The Company's Veto Cell technology can potentially be used to selectively reduce immune response to the transplanted organ, thus reducing the need for aggressive immunosuppression post transplantation.

A second target within non-malignant disorders are blood diseases such as sickle cell disease and aplastic anemia. This is a serious and relatively common disease.  Sickle cell anemia can be treated by HSCT which replaces the defective bone marrow cells. However, because of HSCT’s riskiness, the procedure is currently used only in extreme cases. If successful in enabling safer HSCT, the Company will make this treatment available to a broader set of sickle cell anemia sufferers. As the therapy would be introduced in the form of bone marrow transplantation, we assume that only patients with relatively severe forms of the disease will initially be candidates. As such, only a minority of sickle cell anemia patients will be treatment candidates.

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

Sector Focus

We are in the general space of immunotherapy.  The cancer immunotherapy market was estimated at $37 billion for 2015 and projected to grow to $125 billion by 2024, according to Transparency Market Research.

Within the immunotherapy field, our initial focus is on allogeneic therapies (treatments using donor derived-as opposed to patient derived-cells), with a focus on haploidentical transplantations (transplantations that use cells from partially matched-as opposed to fully matched-donors and recipients). While potentially valuable, allogeneic therapies are relatively complex, risky, and expensive. A key driver of this complexity and associated costs is the conflict between host and donor immune systems, as discussed above.

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

Our Value Drivers

Our current positioning in the cancer immunotherapy value chain is typical of an early clinical stage company: developing, validating and attaining regulatory approvals for the various applications of our technology platforms. Going forward, once the products are commercialized, physician and patient interest in these treatments is expected to drive insurer reimbursement for patients - a key demand lever. The generic value chain for biotechnology development commences with an invention which is formulated, patented and successful in pre-clinical animal trials. We have already passed this stage with our Veto Cell technology platform, for which we have an exclusive license to use from Yeda, the owner of these patents. The next steps in development include human trials (first testing safety and then efficacy). Finally, the offering earns regulatory approval and patient treatment, along with the ensuing revenues, can commence. This can be a particularly lengthy process in the United States and therefore some medical treatments are approved in Europe or Asia and generate revenues there prior to commencing U.S. sales. Recently passed “fast track” regulation in the U.S. is aimed at getting critical treatments for life threatening conditions to patients more quickly.

Our successful preclinical validation of the Veto Cell treatment involved basic laboratory research including both in-vivo (live) animal trials and in-vitro (in a glass dish) human cell trials. This validates the protocol prior to commencing human clinical trials. Human clinical trials fine-tune the treatment protocol and confirm both safety and efficacy in treating patents. In parallel, the patents on the core technology go into the national phase in various countries and are emended with claims associated with exact treatment protocols, bolstering the protection afforded by already issued patents on the base technology.

In some cases, successful biotech companies have been able to capitalize on positive human clinical results (even prior to full approval for patient treatment) by either signing lucrative non-dilutive distribution option deals or by being partially or fully acquired by larger market participants. KITE Pharmaceuticals was acquired outright by Gilead Sciences in 2017 for $11.9 billion in cash, prior to having attained FDA approval and prior to commencing any product sales.  There is no indication or assurance that we are currently under consideration for any option or acquisition deal.

We plan to commence human clinical trials for approval for the Veto Cell based treatments in the United States in 2018. We have had positive preclinical results for three of our cell therapy treatments. Yeda, the proprietary owners of the patents underlying our technologies from whom we license our patents, has been granted patents for its original Veto Cell. The revised versions of the Veto Cell are the subject of patent applications which have been granted in some jurisdictions and are pending in others. These newer patent applications leverage the priority of the already granted patents.  We plan to conduct human clinical trials. If these trials are successful, they will demonstrate both safety (the patients survived and were not harmed) and initial indications of efficacy (there are signs of successful engraftment, and in the case of cancer patients prolonging the progression free period).

Science and Technology Overview

The patent portfolio that we license from Yeda, includes a variety of cell therapy applications. The portfolio includes both granted and pending patents.  The total relevant patent portfolio consists of 12 patent “families” (i.e. grouping of similar patent applications in different territorial jurisdictions) which currently include 37 granted patents, 2 allowed patents and a further 42 pending patents. The key terms of the agreement pursuant to which we license all of Yeda’s patents related to our technology is set forth in the section entitled “Intellectual Property” herein. The license period (per product, per country) is for the full life of the patents, and expires at the later of the patent expiration date in that country or 15 years after the date that the FDA or local equivalent regulatory authority in each country approves that particular product for sale in that country. As long as Cell Source either continues or sponsor research or pays either a nominal license fee of $50,000 per year (total for use of all the products) or pays royalties on product sales on at least one product as per the license agreement, the license will remain in effect continuously and expire only with the expiration of the patent or 15 years after regulatory approval (later of the two) per product per country as described above. Cell Source voluntarily sponsors research at the Weizmann Institute for the sake of developing its products and treatments from initial invention through to finalization of human treatment protocols. Cell Source extended the initial research period, which originally terminated in October 2014, for an additional four years through October 2018.  Furthermore, it plans to sponsor research at the Weizmann Institute through June, 2019.

Professor Yair Reisner, the inventor of Veto Cell technology, has recently left the Weizmann Institute of Science in Israel and relocated to the University of Texas MD Anderson Cancer Center in Houston, Texas. He has been awarded a $6 million grant from the Cancer Research and Prevention Institute of Texas. This coupled with research funding from the University itself, provides him with a total funding commitment of $10 million for five years. Professor Reisner has been hired to lead the research at the Department of Stem Cell Transplantation & Cellular Therapy at MD Anderson.

Cell Source plans to sponsor ongoing research by Professor Reisner and his team, some of whom have also relocated from the Weizmann Institute to MD Anderson, for developing existing and new applications for Veto Cell technology, and to license any new Veto Cell intellectual property developed there on an exclusive basis, as it does from Yeda.

MD Anderson is the largest HSCT center in the United States, performing over 1,000 transplantations per year.  Cell Source plans to conduct human clinical trials for its Anti-Rejection Anti-viral Veto Cell at MD Anderson Cancer Center commencing in 2018. Professor Richard Champlin, who Chairs their Department of Stem Cell Transplantation and Cellular Therapy and is a longtime associate and collaborator of Professor Reisner, is meant to serve as Principal Investigator for these trials.

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

Our licensed technology portfolio consists of 12 patent families, 37 granted patents, 2 allowed patents and a further 42 pending patents. The following table lists the patents and patent applications that Yeda holds and which we have a license to use in each of the below-referenced countries:

Name: VETO CELLS EFFECTIVE IN PREVENTING GRAFT REJECTION AND DEVOID OF GRAFT VERSUS HOST POTENTIAL

Country	Patent Number	Filed	Expires	Status	Assignee

USA (Basic)	6,544,506	05-Jan-2000	05-Jan-2020	Granted	Yeda Research and Development Co. Ltd.

USA (National Phase)	7,270,810	28-Dec-2000	1-Dec-2021	Granted	Yeda Research and Development Co. Ltd.

Europe	1244803	28-Dec-2000	28-Dec-2020	Granted	Yeda Research and Development Co. Ltd.

Israel	150440	28-Dec-2000	28-Dec-2020	Granted	Yeda Research and Development Co. Ltd.

Name: ANTI THIRD PARTY CENTRAL MEMORY T CELLS, METHODS OF PRODUCING SAME AND USE OF SAME IN TRANSPLANTATION AND DISEASE TREATMENT

Country	Patent Number	Filed	Expires	Status	Assignee

USA	9,738,872	29-Oct-2009	29-Oct-2029	Granted	Yeda Research and Development Co. Ltd.

Europe	2365823	29-Oct-2009	29-Oct-2029	Granted	Yeda Research and Development Co. Ltd.

Israel	212587	29-Oct-2009	29-Oct-2029	Granted	Yeda Research and Development Co. Ltd.

India	285832	29-Oct-2009	29-Oct-2029	Granted	Yeda Research and Development Co. Ltd.

China	ZL200980153053.4	29-Oct-2009	29-Oct-2029	Granted	Yeda Research and Development Co. Ltd.

Russian Federation	2506311	29-Oct-2009	29-Oct-2029	Granted	Yeda Research and Development Co. Ltd.

Name: USE OF ANTI THIRD PARTY CENTRAL MEMORY T CELLS FOR ANTI-LEUKEMIA/LYMPHOMA TREATMENT

Country	Patent Number	Filed	Expires	Status	Assignee

USA	9,421,228	08-Sep-2011	08-Sep-2031	Granted	Yeda Research and Development Co. Ltd.

USA	2016-0354410-A1	08-Sep-2011	08-Sep-2031	Pending	Yeda Research and Development Co. Ltd.

Japan	5,977,238	08-Sep-2011	08-Sep-2031	Granted	Yeda Research and Development Co. Ltd.

Canada	2,810,632	08-Sep-2011	08-Sep-2031	Pending	Yeda Research and Development Co. Ltd.

China	ZL201180053858.9	08-Sep-2011	08-Sep-2031	Granted	Yeda Research and Development Co. Ltd.

China	CN 105907713 A	08-Sep-2011	08-Sep-2031	Pending	Yeda Research and Development Co. Ltd.

Republic of Korea	10-1788826	08-Sep-2011	08-Sep-2031	Granted	Yeda Research and Development Co. Ltd.

Israel	225102	08-Sep-2011	08-Sep-2031	Granted	Yeda Research and Development Co. Ltd.

Brazil	BR 11 2013 005756 4	08-Sep-2011	08-Sep-2031	Pending	Yeda Research and Development Co. Ltd.

Mexico	MX/a/2013/002668	08-Sep-2011	08-Sep-2031	Allowed	Yeda Research and Development Co. Ltd.

Singapore	188473	08-Sep-2011	08-Sep-2031	Granted	Yeda Research and Development Co. Ltd.

Europe	2613801	08-Sep-2011	08-Sep-2031	Granted	Yeda Research and Development Co. Ltd.

Hong Kong	HK1187528	08-Sep-2011	08-Sep-2031	Granted	Yeda Research and Development Co. Ltd.

Name: ANTI THIRD PARTY CENTRAL MEMORY T CELLS, METHODS OF PRODUCING SAME AND USE OF SAME IN TRANSPLANTATION AND DISEASE TREATMENT

Country	Patent Number	Filed	Expires	Status	Assignee

USA	15/825,275	06-Sep-2012	06-Sep-2032	Pending	Yeda Research and Development Co. Ltd.

Europe	2753351	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.

Hong Kong	HK1200099	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.

Japan	6,196,620	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.

Canada	2,848,121	06-Sep-2012	06-Sep-2032	Pending	Yeda Research and Development Co. Ltd.

China	ZL201280054739.X	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.

Australia	2012305931	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.

Republic of Korea	10-2014-7009267	06-Sep-2012	06-Sep-2032	Pending	Yeda Research and Development Co. Ltd.

New Zealand	622749	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.

South Africa	2014/01993	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.

India	577/MUMNP/2014	06-Sep-2012	06-Sep-2032	Pending	Yeda Research and Development Co. Ltd.

Israel	231397	06-Sep-2012	06-Sep-2032	Pending	Yeda Research and Development Co. Ltd.

Russian Federation	2636503	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.

Brazil	BR 11 2014 005355 3	06-Sep-2012	06-Sep-2032	Pending	Yeda Research and Development Co. Ltd.

Mexico	351226	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.

Singapore	11201400513P	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.

Name: GENETICALLY MODIFIED ANTI-THIRD PARTY CENTRAL MEMORY T CELLS AND USE OF SAME IN IMMUNOTHERAPY

Country	Patent Number	Filed	Expires	Status	Assignee

USA	15/744,905	14-July-2016	16-Jul-2036	Pending	Yeda Research and Development Co. Ltd

Europe	16750269.9	14-July-2016	16-Jul-2036	Pending	Yeda Research and Development Co. Ltd.

China	CN108135938A	14-July-2016	16-Jul-2036	Pending	Yeda Research and Development Co. Ltd.

Japan	2018-501339	14-July-2016	16-Jul-2036	Pending	Yeda Research and Development Co. Ltd.

Israel	256916	14-July-2016	16-Jul-2036	Pending	Yeda Research and Development Co. Ltd.

Canada	2,991,690	14-July-2016	16-Jul-2036	Pending	Yeda Research and Development Co. Ltd.

Australia	2016291825	14-July-2016	16-Jul-2036	Pending	Yeda Research and Development Co. Ltd.

Name: USE OF ANTI THIRD PARTY CENTRAL MEMORY T CELLS

Country	Patent Number	Filed	Expires	Status	Assignee

China	201680053579.5	14-Jul-2016	16-JuL-2036	Pending	Yeda Research and Development Co. Ltd.

Europe	16745186.3	14-Jul-2016	16-JuL-2036	Pending	Yeda Research and Development Co. Ltd.

Name: METHODS OF TRANSPLANTATION AND DISEASE TREATMENT

Country	Patent Number	Filed	Expires	Status	Assignee

USA	15/744,881	14-Jul-2016	14-JuL-2036	Pending	Yeda Research and Development Co. Ltd.

Name: METHODS OF TRANSPLANTATION AND DISEASE TREATMENT

Country	Patent Number	Filed	Expires	Status	Assignee

USA	15/873,943	18-Jan-2018	16-Jul-2038	Pending	Yeda Research and Development Co. Ltd.

Name: VETO CELLS GENERATED FROM MEMORY T CELLS

Country	Patent Number	Filed	Expires	Status	Assignee

PCT	WO2018/002924	27-Jun-2017	27-Jun-2037	Pending	Yeda Research and Development Co. Ltd.

Name: GENETICALLY MODIFIED VETO CELLS AND USE OF SAME IN IMMUNOTHERAPY

Country	Patent Number	Filed	Expires	Status	Assignee

PCT	IL2018/050071	18-Jan-2018	18-Jan-2038	Pending	Yeda Research and Development Co. Ltd.

Name: A COMBINATION THERAPY FOR A STABLE AND LONG TERM ENGRAFTMENT

Country	Patent Number	Filed	Expires	Status	Assignee

Singapore	10201801905W	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Mexico	MX/a/2014/007647	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Russian Federation	2657758	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.

Israel	233303	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

India	1468/MUMNP/2014	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

New Zealand	627272	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.

Republic of Korea	10-2014-7020449	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Australia	2012355990	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.

China	CN 104470542 A	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Canada	2,859,953	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Europe	2793914	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

USA	2014-0363437-A1	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Hong Kong	15103467.1	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Name: A COMBINATION THERAPY FOR A STABLE AND LONG TERM ENGRAFTMENT USING SPECIFIC PROTOCOLS FOR T/B CELL DEPLETION

Country	Patent Number	Filed	Expires	Status	Assignee

Singapore	11201403456U	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.

Mexico	MX/a/2014/007648	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Brazil	BR 11 2014 015959 9	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Russian Federation	2648354	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.

Israel	233302	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

India	1467/MUMNP/2014	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

South Africa	2014/05298	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.

New Zealand	627549	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.

Australia	2012355989	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.

Australia	2016259415	20-Dec-2012	20-Dec-2032	Allowed	Yeda Research and Development Co. Ltd.

China	CN 104093314 A	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Canada	2,859,952	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Japan	6,313,219	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.

Europe	2797421	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

USA	2014-0369974-A1	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Hong Kong	15103468.0	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.

Veto Cell Technology Platform

Background

Our Veto Cell technology is a next generation immunotherapy technology that enables the selective attenuation of the immune system. In other words, pre-clinical studies suggest that the treatment has the ability to reduce the immune response to selective “threats,” with low risk for adverse side effects.

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

1)
Significantly improve outcomes of transplantations by reducing host rejection rate of T-cell depleted bone marrow, markedly reducing both the risk of GVHD and the need for using aggressive amounts of immunosuppression medications, as well as preventing viral infections that typically threaten patients post transplantation. This would significantly reduce the HSCT transplant mortality rate and therefore lead to broader use of this treatment.

2)
Substantively increase the number of transplantations by enabling lower myeloablative conditioning and therefore making the therapy accessible to older and sicker patients (who today may not survive ablation).

3)	Further increase the number of transplantations by making transplantation appropriate for other indications (for which today transplantation would be considered an inappropriately risky treatment).

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

Yeda Research & Development Ltd. (Yeda), the commercial arm of the Weizmann Institute of Science, has filed two patent applications that extend the usage of Veto Cell technology as a critical enabler for other cell therapy treatments.  These patents are have recently entered the national phase. One patent application highlights, based on preclinical data, the ability of Veto Cells to accompany other cell therapy treatments and help them overcome rejection and avoid Graft vs. Host Disease (GVHD) in an allogeneic (using a third party donor) treatment setting. The other patent application involves a genetically modified Veto Cell that can have sustained survival in the patient’s body while avoiding rejection and GVHD. Both of these applications holds the potential to make CAR-T cells, which to date been effective primarily in an autologous (patient’s own cells) setting, succeed in an allogeneic setting. What follows is a description of the significance of these two new patent applications:

•
Gene modified cell therapy is considered to be one of the most promising cancer treatment approaches in decades, with companies like Kite Pharma and JUNO Therapeutics having recently been acquired at multi-billion dollar valuations after having successfully  treated relatively small numbers of patients in clinical trails.

•
While gene modified treatments such as CAR-T have shown remarkable results in cancer treatment trials, their published successes to date have been mostly limited to “autologous” blood cell cancer treatments using the patient’s own cells. There are concerns that this type of “personalized” treatment may not have favorable economics on a large scale basis.

•
The ideal more lucrative commercial path for CAR-T and similar genetically engineered cell therapies is to become “allogeneic” or off-the-shelf product with drug-like distribution economics and to treat a broad spectrum of cancers including solid tumors.

•
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

Cell Source has recently begun a collaboration, through its licensing agreement with Yeda, with Professor Zelig Eshhar, the inventor of CAR-T cells. Professor Eshhar has served as both a scientist at the Weizmann Institute and on the Scientific Advisory Board of KITE Pharma.  This collaboration is meant to confirm the strength of combining Veto Cell technology with CAR-T cell therapy.  Once the preclinical proof of concept is completed, Cell Source plans to produce its own independent off-the-shelf CAR-T + Veto cell treatment for both blood cell cancers and solid tumors.

Furthermore, Yeda has filed a patent application, licensed to Cell Source, for an Anti-viral Veto Cell.  Below is an explanation of the potential for this application:

•
Other than primary disease (typically blood cell cancer) the leading causes of death in unrelated donor bone marrow transplants are rejection, GVHD (Graft vs. Host Disease, where the donor bone marrow rejects the host or recipient), and infections, which collectively are responsible for 30% of deaths after unrelated donor transplants within the first 100 days post transplant.

•
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

•
Cell Source has developed a next generation Veto Cell that not only facilitates mismatched transplants but also protects the transplant recipient against these common viruses.  During the initial period after a stem cell transplantation the patient’s body undergoes an immune system reconstitution period. While the “new” immune system is building up, the patient is particularly vulnerable to viral infections such as CMV, an infection that is typically development in about half of bone marrow transplant recipients during the first 100 days post transplantation.  Veto cells can fend off CMV until such time as the patient’s own immune system reconstitutes to the point that it can fight off the infection on its own.

•
Combining GVHD prevention by using T cell depleted transplants with anti-rejection action as well as virus prevention, Veto Cell could potentially significantly increase survival rates post-transplant.

•
Based on preclinical data, veto cells can also be used to facilitate organ transplants (e.g. kidney transplant combined with a bone marrow transplant) with partially mismatched donors and either reduce or eliminate the need for lifelong daily anti-rejection treatment currently given to even fully matched donor organ recipients.

•
Cell Source is currently in the process of attaining regulatory validation for the production of its Anti-viral Veto Cells in Europe and plans to commence doing so in the US this year, with a view to commencing human clinical trials by the end of 2018.

Mechanism

Our Veto Cell is a CD8 central memory anti-3rd party T-cell that has five critical properties:

1)	It has an outer surface coating that triggers attack by specific host T-cells (and only those specific T-cells).
2)	It can annihilate an attacking T-cell without itself being damaged (specifically, it exposes or releases a death-signaling molecule when an attacking T-cell binds to it).
3)	It has been oriented to attack cells of a simulated third party (i.e., neither host nor donor) and thus exhibits markedly reduced risk of GVHD or graft rejection.
4)	It is long-lived and endures in the body for extended periods.
5)	It migrates to the thymus and lymph nodes.

The outcome is that when a large number of these cells are introduced into the body, they effectively eliminate the T-cell clones that the immune system dispatches to attack the desirable, transplanted bone marrow cells. Thus, for example, if a population of Veto Cells is derived from a donor, they will express the same peptide as do the donor’s cells. Therefore, the specific stream of host T-cells that would ordinarily attack the donor stem-cells, are instead directed to “decoy” Veto Cells and disabled before they reach the transplantation.

Described in a Blood editorial as a “substantial advance in Cell Therapy,” a notable characteristic of our Veto Cell is that this mechanism is quite specific. Only those specific T-cell clones that were generated to attack cells from this specific donor are disabled. The rest of the immune system essentially remains intact.

This is in marked contrast with conventional immunosuppression which degrades the entire immune system and is therefore associated with severe risk of infection and, in the case of bone marrow transplantations, high mortality.

This effect is long-lived. Firstly, the Veto Cells themselves are long-lived memory cells. Secondly, when infused with bone marrow cells the latter migrate to the thymus where, over time, they create a new “identity” in the host and initiate “chimerism,” where the host and donor cells peacefully co-exist. This chimerism has the effect of "educating" new T-cells being generated by the thymus to tolerate donor cells and this tolerance can become permanent.  Furthermore, by inducing permanent tolerance to donor cells, Veto Cells may be able to enable both acceptance (i.e. mitigate both host rejection and GvH rejection) and thus persistence (i.e. extended survival resulting in enhanced efficacy) of important cell therapy treatments such as CAR-T cells, TCRs and NK cells in treating both blood cell and solid tumor cancers.  Beyond this, Veto Cells can be directed not only to kill host anti-donor rejecting cells, but also common viruses such as EBV and CMV that are a common cause of post-transplantation morbidity and mortality.

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

i. Bone Marrow Transplantation

In order to describe the effect of Veto Cells in transplantation, it is helpful to first briefly review the state of the art:
In a conventional bone marrow transplant, the recipient first receives myeloablative conditioning - powerful chemotherapy and/or radiation therapy intended to destroy his/her own bone marrow cells. This has a threefold purpose:

1)	It destroys the host T-cells so they will not attack (reject) the donor bone marrow cells.
2)	It makes space in the host bone marrow for the new donor cells.
3)	It destroys diseased host blood cells so that they do not proliferate and cause relapse following the procedure.

In practice however, there are three major problems:

•	Host rejection - the myeloablative conditioning does not destroy all of the host T-cells. Those that remain may aggressively attack the donor bone marrow cells before they can engraft.
•	“Graft versus Host Disease” (GVHD) -the transplanted cells include donor T-cells which recognize the host's body as foreign and attack it.
•	Viral infections are a common complication from HSCT and result in 20% of early patients deaths in unrelated-donor transplants in the US

Rejection, GVHD and viral infections are all potentially life-threatening complications in and of themselves and also lead to the use of dangerous and costly immunosuppression medications.

ii. Veto Cell in Transplantation

The Veto Cell technology addresses not only rejection but also GVHD and infections.  In a transplantation scenario, a population of donor Veto Cells is created to “escort” the bone marrow cells when they are transplanted. This population is created by identifying donor cells with Veto Cell properties, exposing them to simulated 3rd party cells (i.e., selecting only those that react to a third person and therefore by definition will not react to either host or donor), and expanding their population in the lab.

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

However, when the transplantation is accompanied by large numbers of Veto Cells, this rejection mechanism is “ambushed.” Since the Veto Cells express the same donor markers as the stem-cells, the host T-cell clones will attempt to bind to the donor-derived Veto Cells as noted above, which act as decoys by attracting and then counterattacking and killing the clones before they ever reach the bone barrow transplantation.  These same Veto Cells can potentially be used to concurrently counterattack viruses such as CMV and EBT which are a common source of infections that threaten BMT patients. Based on additional preclinical data, in June of 2016 Yeda filed a U.S. provisional patent application, also licensed by Cell Source, which shows the ability of Veto Cells to be directed against these types of viruses typically cause infections in bone marrow transplant patients. This additional functionality, when combined with attacking host anti-donor rejecting cells, may even further enhance survival rates for patients.

iii. Direct Anti-Cancer Effect

HSCT are well known to be an effective treatment for hematological malignancies. Making these treatments safer and more accessible by reducing the need for harmful immune suppression, avoiding GVHD and fending off common post-transplantation viruses are expected to facilitate, through successful Veto Cell treatments, a broader and more successful use of HSCT for not only the most severe cases, but also for older or weaker patients who are not capable of tolerating high intensity conditioning (high levels of radiation and chemotherapy).  This is expected to significantly increase the number of patients who can receive successful cancer treatments that require allogeneic HSCT.

A further direct anti-tumor effect of Veto Cells, which complements and bolster the effect of HSCT as described above, has been noted in mouse and in-vitro studies: donor Veto Cells selectively attack host lymphoma malignant cells. This effect has been robust in animals, in fact completely eradicating lymphoma in mouse models (See – “Development Status” section below).

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

v. In Non-Malignant Diseases

There are two major categories of non-malignant disorders that the Veto Cell technology aspires to address: organ transplantation and non-malignant hematological disorders.

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

In the case of congenital non-malignant diseases such as sickle cell disease and aplastic anemia, the body’s bone marrow produces “flawed” cells. An effective treatment is HSCT which replaces the flawed host bone marrow with healthy donor cells. These cells then produce healthy blood cells, basically curing the anemia. As noted elsewhere however, today HSCT is a risky procedure because of the graft/host immune conflicts. It is therefore used infrequently to treat sickle cell disease. The Veto Cell tolerizing technology would increase the target population for this treatment by significantly reducing these conflicts and by extension the procedure’s risk. Likewise, if permanent tolerance to donor hematopoietic cells is induced under safe conditions, the new immune status could permit acceptance of a kidney from the same donor, without further requirement for a toxic immune suppression currently used in organ transplantation. This means that patients who today are required to take expensive and sometimes debilitating anti-rejection medication daily for the rest of their lives would no longer have to do so.

Development Status

The Veto Cell platform has been extensively tested by in vitro studies (on both human and mouse disease) and confirmed in animal trials. The results appear to be consistently effective.

1. Inducing chimerism:

The following images show some example data from the Veto Cell animal studies. Skin of black mice has been grafted onto the backs of white mice. The data show that T-cells from host and donor mice are fully coexisting in the treatment group using the Veto Cells (“chimerism”).

2. Successful bone marrow transplantation under reduced levels of immune suppression:

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

Patent Status

The first generation Veto Cell is protected by granted patents in the US, Europe and Israel.  The second generation Veto Cell has granted patents in the US, Europe, China, Israel, India and the Russian Federation.  The third generation Veto Cell has various pending patents in various countries and, in various versions, has granted patents in the US, Europe, China, Japan, Hong Kong, Korea, Singapore, Mexico, South Africa, New Zealand and the Russian Federation.

Development Roadmap

The Veto Cell platform roadmap comprises two main programs as outlined in the table below. The specific clinical trials planned for each are detailed in the Clinical Trials section of this document.

Offering	Objective	Major Activities	Estimated Start Date

Anti-viral Veto Cell	Validate and introduce new commercial treatment to increase engraftment of allogeneic bone marrow transplantations	1. Regulatory approval and treatment protocols 2. Conduct human clinical trials 3. Develop plan for commercial exploitation	• Initiate a human clinical trial in the US by 2019 • Commence human trials in Europe in 2019 or 2020

Veto – CAR-T Cell Therapy	Validate the possibility of combining Veto Cell treatment with CAR-T cell treatment for both blood cell cancer and solid tumor cancer treatment	4. Collaboration with Zelig Eshhar, inventor of Car-T cells 5. Validate combined treatment model in preclinical trials	• Proof of concept in 2018 • If preclinical studies are successful , human trials would be the next step

Products and Services

Currently, we do not have any products, and there is no assurance that we will be able to develop any products.

The following products are currently planned:

1.	Anti-rejection” Veto Cell tolerance therapy for both matched and mismatched allogeneic bone marrow transplantations.
This is our flagship (as an initial platform for increasing transplantation success) and is focused on allogeneic bone marrow transplantations.
Treatment will comprise a course of infusions of Veto Cells derived from the donor and processed in a Company (or subcontracted) facility that will be accessible to the transplantation center at the time of transplantation.
2.	Anti-cancer” Veto + CAR-T cell therapy for blood cell and solid tumor cancers.
This therapy is expected to comprise a course of infusions of donor derived cells that is expected to be combined with CAR-T cell therapy provided by a third party.
3.	Anti-rejection” Veto Cell tolerance therapy for both matched and mismatched organ transplantation.
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

Generally speaking, as a preclinical biotechnology firm, Cell Source needs to go through several necessary steps in order to commercialize its products and commence revenue generation. These steps are per product, but can run in parallel for multiple products, which are each in different stages of the development “pipeline”, so that, for example, when a certain product is already in a human clinical trial, another product may still be in preclinical development and a third may be awaiting regulatory approval to commence human trials. These can also take place in parallel, and varied stages, for the same product in different geographic jurisdictions. The typical steps per product (and range of time frame for each) are:

1)	Complete development of human treatment protocol (2-5 years)
2)	Apply for and receive approval to commence human trials (9-18 months)
3)	Recruit patients (1-6 months)
4)	Conduct Phase I trials showing safety of product (1-2 years)
5)	Apply for and receive approval to conduct trials showing product efficacy (6-12 months)
6)	Data collecting and analysis (6-12 months)
7)	Conduct Phase II efficacy trials (2-3 years)
8)	Data collecting and analysis (6-12 months)
9)	Apply for and receive approval to conduct trials showing efficacy in larger numbers of patients (6-12 months)
10)	Conduct Phase III efficacy trials with larger numbers of patients (2-4 years)
11)	Data collecting and analysis (6-12 months)
12)	Apply for and receive approval for production scale manufacturing facilities (6-12 months)
13)	Contract third party or establish own production facilities (6-30 months)
14)	Contract third party or establish own distribution platform (6-18 months)
15)	Commence manufacturing and distribution (6-12 months)

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

The specific detailed next steps the company must take to get the treatments or products to market include the following:

In the case of the Megadose Drug Combination, the Hematology and Bone Marrow Transplantation Unit of the University of Parma in Italy on May 14, 2014 requested and on October 23, 2014 obtained approval from the Italian Medicine Association (the Italian equivalent of the U.S. FDA) to conduct human clinical trials using the “Megadose + Drug Combination.” While we are not mentioned in the application nor in the approval, we may indirectly benefit from the outcome of the trial, if successful, although we are not the sponsor of this trial. There are no written or verbal agreements between the hospital and Cell Source regarding the use of the technology. That said, Cell Source is aware and in favor of the hospital plans to use the technology and would of course find a positive initial outcome encouraging. Since the treatment is being done on compassionate grounds as a non-commercial clinical trial, there is no legal requirement for the hospital to obtain approval to use the treatment protocol. The hospital has successfully treated the first cancer patient using the Megadose Drug Combination technology that Cell Source exclusively licenses from Yeda Research & Development Ltd., commercial arm of the Weizmann Institute of Science.  The patient who was suffering from late stage multiple myeloma, was released from hospital within a month of being treated and has since been cancer free for over two years, with no GVHD, as initially reported in Blood Advances, vol. 1 no. 24 2166-2175 which was published online October 27, 2017.

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

For the Veto Cell application for reducing rejection in Bone Marrow Transplants, Cell Source expects to commence Phase I/II human clinical trials in the US starting sometime in 2018 and in Europe starting in 2019.  Cell Source anticipates that Phase I/II studies will last until 2020 or 2021. These would be followed by completion of Phase II and Phase III, which would last another 2-3 years each, so that full approval, if successful, would be expected sometime in 2026. In Germany there is a possibility of approval for commercial use on a “compassionate grounds” basis at the end of Phase II, which could take place by 2024. In the US, Cell Source plans to commence the IND approval process with the FDA in 2018, which could last until between 2022 and 2025. Cell Source has also entered into a collaboration with Professor Zelig Eshhar, the inventor of CAR-T cell therapy, with respect to combining CAR-T cell therapy with Veto Cell therapy and commenced a pre-clinical proof of concept trial in early 2018. If successful, this could lead to a commencement of a combined FDA trial in 2019 or 2020 and could last until 2026 or 2027.

It is possible that Cell Source treatments could qualify for any or all of Fast Track, Breakthrough Therapy, Accelerated Approval, RMAT or Priority Review designation under the FDA, which would hasten their approval if successful.

The costs for each step of development, in terms of clinical trials, are delineated below:

Cell Source estimates the cost of clinical trials alone to be up to $5 million over the coming two years and another $25-50 million in order to reach commercialization for the Veto Cell products. This would mean that Cell Source will need to secure one or more significant capital infusions in order to reach the point that meaningful revenues could be generated.

The following table summarizes the development plan through 2024:

Competition

The development and commercialization of new cell therapies is highly competitive. Our products are focused on treatment of blood cancers, non-malignant blood disorders and organ transplantations. Various products are currently marketed for the treatment of blood cancers. A number of companies are also developing new treatments. In addition to competition from a variety of other nascent unconventional medical treatments, we also face competition from established pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions worldwide. For instance, our competitors include the technology developed by Kiadis Pharma, MolMed and Bellicum Pharmaceuticals for facilitating haploidentical HSCT with reduced incidence of GVHD.  All three of these are using high intensity conditioning and are therefore less safe than the reduced intensity conditioning Cell Source plans to provide, and also all are still showing, while reduced, marked incidence of both acute and chronic GVHD, whereas Cell Source plans to virtually eliminate GVHD for HSCT patients.  A number of companies are developing alternative approaches for addressing allogeneic BMT including umbilical cord blood solutions (e.g. Gamida Cell), treatment of post-transplant GVHD (e.g. Mesoblast).  Cell Source believes that its all-in-one solution for addressing engraftment, GVHD and viruses as well as inbuilt additional anti-tumor effect will provide, once successful in trials, an attractive alternative for physicians as the safety associated with a reduced intensity conditioning regimen combined with the compound benefits addressing major HSCT patient issues can provide a compelling treatment approach for a broad set of patients who require allogeneic HSCT.

In the area of Chimeric Antigen Receptor (CAR) technology, both Novartis and Kite Pharma (now part of Gilead Sciences), have received FDA approval for their lead treatment candidates.  JUNO Therapeutics (now part of Celgene) Inc. and Bluebird Bio (in collaboration with Celgene) are currently in human trials for Car-T cell therapy. The success of their patient treatments to date has chiefly been confined to treatment hematological malignancies using he patent’s own cells. This autologous treatment approach brings with it both high costs (Novartis’ Kymriah at $475,000 per treatment; Gilead (KITE) Yescarta at $373,000 per treatment) as well as quality and safety issues. While some companies (e.g. Cellectis – in partnership with Servier and Pfizer) have presented allogeneic CAR-T data, there has been very limited success in this area thus far. A number of companies, including Celyad, Ziopharm, are actively in development of potential off-the-shelf CAR-T cancer therapy solutions. Others are working on TCR, NK and other genetically modified cell structures for allogeneic cancer treatment.

Cell Source plans to offer allogenic CAR-T with lower costs and better safety outcomes than the currently approved products, and aspires to compete with product that are currently under development but combining increased persistence with enhanced efficacy using Veto Cell technology to overcome rejection of CAR-T cells and avoid GVHD.

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Earlier stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. While our commercial opportunities may be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects or are less expensive than our own products, we believe that if our human trials show efficacy at the same levels of our animal trials, we would have the potential to develop at least a niche market share. Also, a number of large US cancer centers such as Johns Hopkins in Baltimore, Fred Hutchinson in Seattle, City of Hope in Duarte, California and Dana Farber in Boston are conducting clinical trials and providing treatments on a compassionate care basis that can be funded on a not for profit basis and provide competition to Cell Source.

We expect that our ability to compete effectively will depend upon our capacity to:

•
successfully complete adequate and well-controlled clinical trials that demonstrate statistically significant safety and efficacy and to obtain all requisite regulatory approvals in a timely and cost-effective manner;

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

Strategy Overview

Our strategy is based on two underlying drivers: (a) that animal studies show Veto Cell technology to be consistently effective and have advantages over competitors; and (b) that the lead indications (the most common blood cancers) are relatively common, have high mortality and have limited treatment options today.

Based on the foregoing drivers, we have developed a business plan with the objective of obtaining regulatory approvals and subsequently launching product sales with a focus on the United States, Europe and Asia.

Key Strategy Elements

We are pursuing a staged entry strategy. The first several years will be narrowly focused, both in terms of market segments (Blood cancer either directly in combination with CAR-T cell therapy or through bone marrow transplantation) and products (Veto Cell for HSCT and CAR-T + Veto for direct cancer treatment).

Subsequently, we plan to broaden the segmentation strategy to include additional bone marrow transplantation indications, major organ transplants combined with HSCT, selected genetic non-malignant diseases and, by combining Veto Cells with CAR-T cell therapy, solid tumor cancers.

Our strategy can be summarized as follows:

Strategy Element	Introductory period (years 1 -3 post FDA approval)	Years 4+

Market Segments	• Lymphoma and Leukemia • Solid tumors e.g. breast cancer.	• Same as before plus broader set of solid tumor targets, kidney and liver failure, sickle cell anemia beta thalassemia and other non-malignant hematological disorders;

Product Rollout	• Veto Cell therapy for B-cell malignancies • Veto+CAR-T Veto Cell therapy for both blood cell and solid tumor cancers	• Veto Cell tolerizing treatment for HSCT and organ transplantation • Veto Cell therapy for cancer and non-malignant disorders;

Customer/ Geographic Focus	• North America • Western Europe • China	• North America, Western & Eastern Europe, Australia/New Zealand, Russia, Brazil, selected Asian markets

Channels/Go to Market	• Direct relationships with leading transplantation centers • International production and distribution through partners	• Partnership with global market leaders

Pricing	• Consistent with other cell therapy offerings currently associated with transplantations and immuno-oncology	• Potentially higher volume, lower cost for “off the shelf” offerings

Operations	• Three production centers: - US - Western Europe - Far East • Initial capacity leased from major transplantation centers.	• Regional production centers owned or JV with partners

Segment Selection

Within the general market for immune therapies, we have selected target market segments (i.e., medical conditions) for initial focus based on two (2) key criteria:

1)	Severity of unmet medical need: degree of severity of the indication and the effectiveness of existing treatments. These criteria help determine the proper regulatory pathway.
2)	Technology relevance: relative value of the ability to manage immune response to the treatment of a given indication.

We will initially focus on indications that score highly with respect to both criteria (e.g., Multiple Myeloma, AML). These conditions may qualify for Fast Track status with the FDA, and, due to the cost of current treatment alternatives, could potentially support profitable price points for effective new treatments.

Product Rollout

Cell Source plans to seek approval initially in the US and Europe and, in parallel but with a delayed start, in China and possibly Taiwan. A successful parallel Phase I/II trial in the US and Europe, which could be concluded by 2020, would serve as a strong foundation for trials in other countries. Limited sales on a “compassionate grounds” basis may commence as early as 2022 in Europe and Asia, and, depending on qualification for Breakthrough Therapy or other Accelerated Approval designation, may be available in the U.S. by 2024. Full approval by the FDA in the U.S. can take as long as 8 years, or 2026.

Future products may include Veto Cell tolerance inducement therapy for allogeneic bone marrow transplantations and Veto + CAR-T cell therapy for lymphoma, leukemia and solid tumor cancers.

Following the initial market penetration and establishment of solid market positioning, we plan to broaden the product offering to address a wider variety of indications which may include custom Veto Cell developments for specific collaborations with other cell therapy treatments. For example, we believe that one area in which we could broaden our product offerings is to utilize our Veto Cell technology, if successful in humans, to address the rejection problems being faced by companies developing NK, TCR and similar cell therapy products, as an enabler for these treatments to help them overcome some of the rejection and persistence related performance issues their technology currently seems to be facing. If our Veto Cell technology proves to be successful in humans, we plan to continue to explore such potential applications in the future.

Customer/Geographic Focus

Assuming positive clinical trials, we will initially focus our sales efforts of Veto Cell anti-rejection therapy on centers dealing with late stage B-cell malignancies.  High profile, high volume HSCT facilities can be targeted to market this treatment.

Current plans are to introduce the products first in North America and Western Europe, and, perhaps concurrently, in China. Focusing on key transplantation facilities in target geographic markets will allow us to both refine the administration of our products and bolster our reputation in respective markets.

After the introductory period, we plan to expand its activities in our initial markets while simultaneously broadening geographic coverage. In Stage 2, we plan to initiate active marketing efforts in the remaining Western European countries, Japan, Australia, Eastern Europe, Russia and Brazil.

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

Patient care facilities send frozen cells to a Cell Source processing center. Most likely, the first processing center will consist of lab space leased from or adjacent to a large transplantation center. Such a transplantation center has appropriate equipment and infrastructure, along with available production capacity, and will also represent an immediate market for our offerings for use in their own procedures. The Cell Source processing center processes the cells and sends the treated cells and appropriate protocols back to the caregiver for infusion at time of transplantation.

In the introductory period, we plan on establishing one center in the U.S., one in Western Europe (most likely Germany), and one in the Far East. Specific locations and timing are to be determined. Initially, we plan to outsource production capacity from existing facilities operated by Contract Manufacturing Organizations adjacent to large hospitals, or, where capacity is available, contract directly with major cancer treatment centers who have accredited GMP facilities and experienced cell production staff for Veto Cell production. Subsequently, sales from these centers can justify and fund stand-alone facilities.

The general goal of the initial centers is to support the FDA process, provide full coverage for the North American and European markets, and provide access to the Chinese market. Following the introductory period in each respective market, we may elect to migrate the production facilities from leased space in transplantation center laboratories to company-owned stand-alone facilities.

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

Clinical Trials Overview

We will initially focus our clinical trials on bone marrow transplantation for patients suffering from certain lymphomas and leukemias, for which our Veto Cell technology constitutes a potential breakthrough. These two indications have unmet needs as evidenced by the valuations of leading CAR-T players who thus far have chiefly presented data treating these diseases.

We aspire to initiate a company-sponsored Phase 1/2 clinical trials by the end of 2018. These trials combine traditional Phase 1 safety trials with Phase 2 efficacy trials inasmuch as they are safety trials conducted on sick patients, so they are able to both establish safety and show initial indications of efficacy concurrently. The goal is to demonstrate safety and initial efficacy in several indications. Management has structured the trials such that an additional goal of showing initial markers pointing to prolonging progression-free survival may be possible already within Phase 1/2.

The chart below provides an overview of the current trials plan, which can of course vary based on both finalization of human protocols and timing or regulatory approvals:

Trial Plans

Trials are planned for the US and Europe. Multiple trials are planned on at least 24 patients. Patients are expected to be age 50 and older. The conditions chosen are ones which are associated with high mortality in this patient age-group today. This means that we may obtain a limited scope of patient reimbursement from government insurance in Europe on compassionate grounds for the treatment of said age group upon successful completion of Phase 2 trials. We plan to focus on mismatched bone marrow transplantation under reduced intensity conditioning (reduced levels of immune suppression treatment) for B-cell malignancies. We are currently conducting preclinical trials for Veto + CAR-T cell therapy, working with Zelig Eshhar, the inventor of CAR-T technology. Once we complete a proof of concept, we plan to develop our own independent CAR-T cells and launch a clinical trial for blood cell cancer.  Subsequently, we would launch a trial for solid tumor patients.

Regulatory Issues Overview

We are seeking regulatory approval from the U.S. FDA, the European Medicines Agency (“EMA”) in Europe and similar agencies elsewhere to both produce and sell our products.

We are targeting approval for the production of Anti-Rejection, Anti-viral Veto Cells in both the United States and Germany by the end of 2018.  We plan to commence human clinical trials for this, our lead product candidate, in the US in 2018 and in Germany in 2019.

Regulatory Process and Expectations

We have developed and will continue to develop our clinical trial protocols with the support of highly experienced medical practitioners who have vast experience in working with their local regulators.

The clinical trials outlined in the previous section are designed to lead to regulatory approval for Veto Cell-based therapy in treating blood cancers and stem cell transplantation applications and, thereafter, solid organ transplantations and solid tumor cancers .

Interim Revenue Opportunities

While our focus is to conclude Phase 3 approval for cancer treatments, the Company is also exploring complementary shorter term opportunities for generating revenue before additional FDA approvals are received, namely:

1)	Treating patients after the end of Phase 2 (with either partial or full insurance reimbursement available); and
2)	Potential upfront and milestone driven licensing revenues from collaborations with third parties.

Intellectual Property

Pursuant to the Yeda License Agreement, Yeda granted the Company an exclusive license to certain patents, discoveries, inventions and other intellectual property generated (together with others) by Professor Yair Reisner at the  Immunology Department at the Weizmann Institute. Under the Yeda License Agreement, The Company grants Yeda a 4% royalty on sales of patented products. Currently, the Company voluntarily funds research (on its own behalf) at the Weizmann Institute for the preclinical development of its products, and plans to do so through June 2019.  Should the Company elect to curtail such funding, it would have to pay a $50,000 annual license fee until such times as payment of royalties commences. The Yeda License Agreement also requires the Company to proceed with the development of the technologies on a timely basis.

The license period (per product, per country) is for the full life of the patents, and expires at the later of the patent expiration date in that country or 15 years after the date that the FDA or local equivalent regulatory authority in each country approves that particular product for sale in that country. As long as Cell Source sponsors research or pays either a nominal license fee of $50,000 per year (total for use of all the products) or pays royalties on product sales on at least one product as per the license agreement, the license will remain in effect continuously and expire only with the expiration of the patent or 15 years after regulatory approval (later of the two) per product per country as described above. Cell Source voluntarily sponsors Research at the Weizmann Institute for the sake of developing its products and treatments from initial invention through to finalization of human treatment protocols. Cell Source has recently extended the research period, which was scheduled to have been terminated in October of 2018, through June of 2019.

Also under the Yeda License Agreement, the Company agreed to fund Yeda’s research until October 3, 2018, with an aggregate annual payment of $800,000 paid in quarterly $200,000 installments.  In March 2018, the License Agreement was amended to reduce the Company’s funding obligation for the period from October 2017 through September 2018 to $500,000 and $100,000 for the period from October 2018 through June 2019. In addition, the License Agreement was amended to provide that the Company will fund an additional $100,000 of research during 2018 and the Company’s obligation to fund the original research was reduced by $50,000.  The Company funded the additional $100,000 of additional research in April 2018 and $50,000 is being credited against the amount that would otherwise be funded by the Company for the period from July 2018 through September 2018. After giving effect to these amendments and this credit, the Company is required to fund $100,000 for the three month period ending June 30, 2018, $50,000 for the three month period ending December 2018, $25,000 for the three month period ending March 2019 and $25,000 for the three month period ending June 2019.

If the Company fails to achieve any one of the milestones set forth in the Yeda License Agreement (as per the current amended version) which are listed below, then Yeda will be entitled to (i) modify the related license such that it will become non-exclusive or (ii) terminate the Yeda License Agreement upon thirty (30) days written notice:

a.	by January 1, 2022, to have commenced Phase II clinical trials in a respect of a Product;
b.	by January 1, 2025, to have either ommnenced Phase III clinical trials or to have received FDA or EMA marketing approval in a respect of a Product (“Marketing Approval”);
c.	within 12 (twelve) months from the date of Marketing Approval, to have made a First Commercial Sale of a Product; or
d.
in case commercial sale of any Product having commenced, there shall be a period of 12 (twelve) months or more during which no sales of any Product shall take place by the Company or its Sublicensees (except as a result of force majeure or other factors beyond the control of the Company)."

Additionally, the Yeda License Agreement also provides that:

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

The Company may grant a Sublicense only with the prior written consent of Yeda, which shall not be withheld unreasonably provided that:

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

Cell Source plans to apply for approval for human clinical trials in 2018 to show initial safety, and possibly efficacy, results in Europe and the US. As of the date of this filing, the Company has had no contact with any regulator regarding such approvals.

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

The clinical development, manufacturing and marketing of our products are subject to regulation by various authorities in the U.S., the EU and other countries, including, in the U.S., the FDA, in Canada, Health Canada, and, in the EU, the EMEA. The Federal Food, Drug, and Cosmetic Act, the Public Health Service Act in the U.S. and numerous directives, regulations, local laws and guidelines in Canada and the EU and elsewhere govern the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of our products. Product development and approval within these regulatory frameworks takes a number of years and involves the expenditure of substantial resources.

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

In the U.S., specific pre-clinical data, manufacturing and chemical data, as described above, need to be submitted to the FDA as part of an IND application, which, unless the FDA objects, will become effective thirty (30) days following receipt by the FDA. Phase I studies in human volunteers may commence only after the application becomes effective. Prior regulatory approval for human healthy volunteer studies is also required in member states of the EU. Currently, in each member state of the EU, following successful completion of Phase I studies, data are submitted in summarized format to the applicable regulatory authority in the member state in respect of applications for the conduct of later Phase II studies. In many places in Europe, a two tiered approval system mandates approval at the regional level prior to applying for national approval. Regional approval cycle times, including multiple iterations where questions are answered and the specific details of the protocol may be fine-tuned, can last several months prior to applying to the national (federal government level) regulator. The national regulatory authorities in the EU typically have between one and three months in which to raise any objections to the proposed study, and they often have the right to extend this review period at their discretion. In the U.S., following completion of Phase I studies, further submissions to regulatory authorities are necessary in relation to Phase II and III studies to update the existing IND. Authorities may require additional data before allowing the studies to commence and could demand that the studies be discontinued at any time if there are significant safety issues. In addition to the regulatory review, a study involving human subjects has to be approved by an independent body. The exact composition and responsibilities of this body will differ from country to country. In the U.S., for example, each study will be conducted under the auspices of an independent institutional review board at each institution at which the study is conducted. This board considers among other things, the design of the study, ethical factors, the privacy of protected health information as defined under the Health Insurance Portability and Accountability Act, the safety of the human subjects and the possible liability risk for the institution. Equivalent rules to protect subjects’ rights and welfare apply in each member state of the EU, where one or more independent ethics committees, which typically operate similarly to an institutional review board, will review the ethics of conducting the proposed research. These ethical review committees typically exist at the regional level, where approval is required prior to applying for national approval. Other regulatory authorities around the rest of the world have slightly differing requirements involving both the execution of clinical trials and the import/export of pharmaceutical products. It is our responsibility to ensure we conduct our business in accordance with the regulations of each relevant territory.

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

Our planned principal operations are the development and commercialization of new cell therapy products focused on treatment of blood cancers, certain non-malignant disorders and organ transplantations and regeneration. We are currently conducting research and development activities in order to facilitate the transition of the patent technology we license from the laboratory to clinical trials. We have a limited operating history. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. We have generated net losses since we began operations, including $3,082,510 for the year ended December 31, 2017, $967,782 for the year ended December 31, 2016 and $2,504,105 for the year ended December 31, 2015. We expect to incur substantial additional net expenses over the next several years as our research, development, and commercial activities increase. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to generate revenue and achieve profitability will depend on, among other things, successful completion of the preclinical and clinical development of our product candidates; obtaining necessary regulatory approvals from the U.S. Food and Drug Administration (the “FDA”) and international regulatory agencies; successful manufacturing, sales, and marketing arrangements; and raising sufficient funds to finance our activities. If we are unsuccessful at some or all of these undertakings, our business, prospects, and results of operations may be materially adversely affected.

We may need to secure additional financing.

We anticipate that we will incur operating losses for the foreseeable future. Our historical cash burn rate was approximately $150,000 per month. However, we estimate that our current burn rate is approximately $191,000 per month. As of December 31, 2017, 2016 and 2015, we had cash in the amount of $371,048, $3,735 and $6,944, respectively. Based on our current resources, we will not be able to continue to operate without additional immediate funding. If we are not successful in securing additional financing, we may be required to delay significantly, reduce the scope of or eliminate one or more of our research or development programs, downsize our general and administrative infrastructure, or seek alternative measures to avoid insolvency, including arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or products.

Our auditors have issued a “going concern” audit opinion.

Our independent auditors have indicated, in their reports on our December 31, 2017 and 2016 consolidated financial statements, that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to shareholders, in the event of liquidation.

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

We are dependent on our Chief Executive Officer, Itamar Shimrat,  and on scientific and drug development consultants the loss of services of one or more of whom could materially adversely affect us.

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

We contract  research and development services from facilities which are located in Israel and, therefore, our business, financial condition and results of operation may be adversely affected by political, economic and military instability in Israel.

We contract some research and development services from facilities which are located in Israel. In addition, our Chief Executive Officer is a resident of Israel. Accordingly, political, economic and military conditions in Israel may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could adversely affect our operations and results of operations. In addition, our operations may be adversely affected by the call-up of certain of our employees, including members of our senior management, to active military services in the case of such hostilities.

During the Second Lebanon War of 2006, between Israel and Hezbollah, a militant Islamic movement, rockets were fired from Lebanon into Israel, causing casualties and major disruption of economic activities in northern Israel. An escalation in tension and violence between Israel and the militant Hamas movement (which controls the Gaza Strip) and other Palestinian Arab groups, culminated with Israel’s military campaign in Gaza in December 2008, in November 2012 and again in July and August 2014 in an endeavor to prevent continued rocket attacks against Israel’s southern towns. It is unclear whether any negotiations that may occur between Israel and the Palestinian Authority will result in an agreement. In addition, Israel faces threats from more distant neighbors, in particular, Iran, an ally of Hezbollah and Hamas.

Popular uprisings in various countries in the Middle East and North Africa have affected the political stability of those countries. Such instability may lead to deterioration in the political and trade relationships that exist between the State of Israel and these countries. Furthermore, several countries, principally in the Middle East, restrict doing business with Israel and Israeli companies, and additional countries may impose restrictions on doing business with Israel and Israeli companies if hostilities in the region continue or intensify. Such restrictions may seriously limit our ability to sell our products to customers in those countries. Parties with whom we may do business could decline to travel to Israel during periods of heightened unrest or tension. In addition, the political and security situation in Israel may result in parties with whom we may have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in such agreements. In addition, any hostilities involving Israel could have a material adverse effect on our facilities including our corporate office or on the facilities of our local suppliers, in which event all or a portion of our inventory may be damaged, and our ability to deliver products to customers could be materially adversely affected. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners, or significant downturns in the economic or financial condition of Israel, could adversely affect our operations and product development, cause our revenues to decrease and adversely affect our share price following this offering. Similarly, Israeli corporations are limited in conducting business with entities from several countries.

We do not have insurance that covers losses associated with terrorist attacks. Although the Israeli government in the past covered the reinstatement value of certain damages that were caused by terrorist attacks or acts of war, we cannot assure you that this government coverage will be maintained, or if maintained, will be sufficient to compensate us fully for damages incurred. Any losses or damages incurred by us could have a material adverse effect on our business. Any armed conflicts, terrorist activities or political instability in the region would likely negatively affect business conditions generally and could harm our results of operations.

It may be difficult to enforce a judgment of a U.S. court against our officers and directors or the Israeli experts named in this report in Israel or the United States, to assert U.S. securities laws claims in Israel or to serve process on our officers and directors and these experts.

Our Chief Executive Officer resides in Israel, and substantially all of our assets and most of the assets of this person are located in Israel. Therefore, a judgment obtained against any of these persons, including a judgment based on the civil liability provisions of the U.S. federal securities laws, may not be collectible in the United States and may not be enforced by an Israeli court. It also may be difficult for you to effect service of process on this person in the United States or to assert U.S. securities law claims in original actions instituted in Israel. Israeli courts may refuse to hear a claim based on an alleged violation of U.S. securities laws on the grounds that Israel is not the most appropriate forum in which to bring such a claim. In addition, even if an Israeli court agrees to hear a claim, it may determine that Israeli law and not U.S. law is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proven as a fact by expert witnesses, which can be a time consuming and costly process. Certain matters of procedure will also be governed by Israeli law. There is little binding case law in Israel that addresses the matters described above. As a result of the difficulty associated with enforcing a judgment against us in Israel, you may not be able to collect any damages awarded by either a U.S. or foreign court.

The Company functions using an outsourcing driven model, where research is performed by employees of the Weizmann Institute of Science on their premises as funded by Cell Source and planned development such as production of Veto Cells and human clinical trials expected to take place at third party facilities, including hospitals and laboratories, mainly outside of Israel. For this reason, the company has not acquired or leased office space in Israel but rather uses services provided by its general counsel for office services in Israel and third part contracted office services in the United States.

Risks Related to Our Common Stock

Prior to the filing of this annual report on Form 10-K, we have been delinquent in our SEC reporting obligations for over 12 months and although we expect to file our periodic reports in a timely fashion going forward, we cannot provide assurance that our business and the price of our common stock will not be materially adversely affected by our previous failure to file required periodic reports.

Despite the filing of this annual report on Form 10-K, we face a continuing risk that the SEC will initiate an administrative proceeding to suspend or revoke the registration of our common stock under the Exchange Act due to our previous failure to file an annual report on Form 10-K since April 14, 2016 or quarterly reports on Form 10-Q since November 18, 2016. In addition, current and prospective investors will be unable to review certain financial and other disclosures that would have been contained in our delinquent reports until such reports are filed with the SEC and there may be continued concern on the part of customers, investors and employees about our financial condition and extended filing delay status, which may result in the loss of business opportunities, limitations on our ability to raise capital and general reputational harm. Moreover, because of our failure to file reports with the SEC on a timely basis, we will not be able to register securities on Form S-3, a short-form registration, until we have timely filed all required reports under the Exchange Act for the 12 months preceding the filing of the registration statement. This could increase our transaction costs and could affect our ability to raise capital in a timely manner. Any of the foregoing could materially adversely affect our business, results of operations, financial condition and stock price.

There may be additional issuances of shares of preferred stock in the future.

Our Articles of Incorporation permit us to issue up to 10,000,000 shares of preferred stock and our board of directors has authorized 1,335,000 shares of Series A Convertible Preferred, of which 650,567 shares are currently outstanding. Our board of directors could authorize the issuance of additional series of preferred stock in the future and such preferred stock could grant holders preferred rights on parity with the Series A Preferred as to dividend payments and liquidation preference. The issuances of other series of preferred stock could have the effect of reducing the amounts available to the Series A Preferred in the event of our liquidation, winding-up or dissolution. It may also reduce cash dividend payments on the Series A Preferred if we do not have sufficient funds to pay dividends on all Series A Preferred outstanding and outstanding parity preferred stock.

The liquidation preference of the Series A Preferred may be greater than the net tangible value of our Common Stock.

The Series A Convertible Preferred has a liquidation preference of $7.50 per share which may be greater than the net tangible book value of our common stock upon conversion.

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

Our common stock is thinly traded on the OTC Bulletin Board, and we cannot give assurance that our common stock will become liquid or that it will be listed on a securities exchange.

Our common stock is quoted on the OTC Bulletin Board, which provides significantly less liquidity than a securities exchange (such as the American or New York Stock Exchange) or an automated quotation system (such as the Nasdaq Global Select Market or Nasdaq Capital Market). We are currently classified as a delinquent reporting company on the OTC Bulletin Board/PK; however, we expect that the delinquent status will be removed upon the filing of this report and our Form 10-Q for the quarter ended March 31, 2018. We cannot give assurance that we will be able to meet the listing standards of any stock exchange, or that we will be able to maintain any such listing.  Such exchanges require companies to meet certain initial listing criteria including certain minimum bid prices per share.  We may not be able to achieve or maintain such minimum bid prices or may be required to effect a reverse stock split to achieve such minimum bid prices.  Our common stock is currently quoted on the OTC Bulletin Board.  Until our common stock is listed on an exchange, we expect that it will continue to be quoted on the OTC Bulletin Board.  In this venue, however, an investor may find it difficult to obtain accurate quotations of our common stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price.  In addition, if we failed to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our common stock to persons other than established customers and accredited investors.  Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity.  This would make it more difficult for us to raise additional capital.

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

Our officers, directors and affiliates currently own approximately 30.4% of our outstanding common stock. Such concentrated control of the Company may adversely affect the value of our ordinary shares. If you acquire our ordinary shares, you may have no effective voice in our management. Sales by our insiders or affiliates, along with any other market transactions, could affect the value of our ordinary shares.

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

The Company does not currently have revenues and as such, our ability to continue our operations is dependent on the execution of management’s plans, which include the raising of capital through the debt and/or equity markets, until such time that funds provided by operations are sufficient to fund working capital requirements. We may need to incur additional liabilities with certain related parties to sustain our existence. There can be no assurances that we will be successful in generating additional cash from equity or debt financings or other sources to be used for operations. In the event that further equity capital is raised, there is a risk that investors will incur dilution of their holdings.

The Company has used a combination of equity and debt capital to fund its operations. Some of the debt capital is in the form of convertible notes. Some of these notes may be convertible to equity at a 70% discount to the price of the most recent offering price. The note holders may also receive warrants on conversion.  In the event that these notes are converted to equity, investors in the current offering with incur dilution. Otherwise, some of the proceeds of the offering may be used to repay debt, which limits the use of proceeds to fund expenditures for the Company’s ongoing operations.  The investors in the private placement that the Company conducted in 2014 prior to its share exchange with TTSI, have been allotted price protection features which were not offered to investors in Cell Source as a public company. In the event that these features are triggered, this could result in further dilution of investors in the future.

Below is a summary of the convertible notes issued by the Company:

Convertible notes

•	Ten notes with principal amounts totaling $575,000 that matured January 2017 through September 2017.
•	Seven notes with principal amounts totaling $485,000 that matured February 2018 through May 2018.

As further described in the financial statement footnotes contained elsewhere in this report, these notes are convertible into shares of common stock under various circumstances at the lower of: a) $0.75 per share, or b) 70% of the pricing of a qualified financing or 70% of the closing price for a period immediately before such conversions.

Other notes:

•	Seven notes with principal amounts totaling $1,063,000 that matured June 2016 through December 2017.
•	Two notes with principal amounts totaling $350,000 that matured in January 2018 and March 2018.

We are in default of payment obligations under certain promissory notes.

As of June 30, 2018, $2,473,000 of indebtedness represented by outstanding promissory notes was past due.  Although none of the holders of the note have elected to pursue remedies against us, no assurance can be given that they will not do so in the future.  The institution of collection actions could have a material adverse effect on our business, and could force us to seek relief through insolvency or other proceedings.

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

Our issuance of Common Stock upon exercise of warrants or options or conversion of Series A Preferred Stock or convertible notes may depress the price of our Common Stock.

As of December 31, 2017 and 2016, we had 25,349,236 and 24,679,256 shares of Common Stock issued and outstanding, respectively and outstanding warrants to purchase 13,659,316 and 13,909,316 shares of Common Stock, respectively. In addition as of December 31, 2017 and 2016 we had 643,790 and 0 shares, respectively, of Series A Preferred Stock and $800,827 and $1,126,500, respectively, aggregate principal amount of convertible notes outstanding.  The issuance of shares of Common Stock upon exercise of outstanding warrants or options or conversion of Series A Preferred Stock or convertible notes could result in substantial dilution to our stockholders, which may have a negative effect on the price of our Common Stock.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company. Since we are subject to the filing requirements of Section 13 or 15(d) of the Exchange Act, we file reports with the Securities and Exchange Commission. As a result, we file annual, quarterly and current reports with respect to our business and financial condition and establish and maintain effective disclosure and financial controls and corporate governance practices. Compliance with the Exchange Act and the rules and regulations under the Exchange Act have substantially increased our legal and financial compliance costs and made some activities more time-consuming and costly. Our management and other personnel devote a substantial amount of time to these compliance initiatives. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance. We estimate that we will incur between $1 million and $2.5 million annually in expenses in response to these requirements.

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

We may take advantage of these exemptions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1 billion in annual revenues, we have more than $700 million in market value of our stock held by non-affiliates, or we issue more than $1 billion of non-convertible debt over a three-year period. We may choose to take advantage of some but not all of these reduced burdens. We have not taken advantage of all of these reduced reporting burdens in this Report on Form 10-K, although we may choose to do so in future filings. If we do, the information that we provide stockholders may be different than you might get from other public companies in which you hold stock.

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

We have carried out an evaluation under the supervision and with the participation of our management, including our principal executive and principal officer, of the effectiveness of the design and operation of our disclosure controls and procedures and internal controls over financial reporting as of the end of December 31, 2017 and 2016. Based on the foregoing, our principal executive and financial officer concluded that our disclosure controls and procedures and internal controls over financial reporting were not effective at the reasonable assurance level due to the material weakness described below.

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

Due to a lack of financial resources, we were unable to file our annual reports on Form 10-K for the years ended December 31, 2017 and December 31, 2016 and the quarterly reports on Form 10-Q for the periods ended March 31, 2017, June 30, 2017, September 30, 2017 and March 31, 2018 on a timely basis. Management evaluated the lack of financial resources on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our corporate headquarters is located at 57 West 57th Street, Suite 400, New York, New York 10019.  We believe that this space is adequate for our current needs.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently quoted under the symbol “CLCS” on the OTCPK. From March 13, 2014 until in or about April 2017, our common stock was quoted on the OTCQB. There has been no active trading of our common stock.

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

2018 Fiscal Year
	High	Low

First Quarter ended March 31, 2018	$0.43	$0.25
Second Quarter ended June 30, 2018	$0.85	$0.42

2017 Fiscal Year
	High	Low

First Quarter ended March 31, 2017	$0.53	$0.35
Second Quarter ended June 30, 2017	$0.45	$0.25
Third Quarter ended September 30, 2017	$0.40	$0.30
Fourth Quarter ended December 31, 2017	$0.45	$0.20

2016 Fiscal Year
	High	Low

First Quarter ended March 31, 2016	$1.55	$0.75
Second Quarter ended June 30, 2016	$1.10	$0.80
Third Quarter ended September 30, 2016	$1.50	$0.72
Fourth Quarter ended December 31, 2016	$1.10	$0.45

2015 Fiscal Year
	High	Low

First Quarter ended March 31, 2015	$1.35	$0.20
Second Quarter ended June 30, 2015	$1.60	$0.73
Third Quarter ended September 30, 2015	$1.39	$1.00
Fourth Quarter ended December 31, 2015	$1.60	$1.05

Transfer Agent

Our transfer agent is Globex Transfer, LLC, 780 Deltona Blvd., Suite 202, Deltona, FL 32725.

Holders

As of July 23, 2018, there were 102 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Warrants

As of December 31, 2017 and 2016, we had warrants to purchase an aggregate of 13,659,316 and 13,909,316 shares of common stock, respectively, outstanding with a weighted average exercise price of $0.64 and $0.64 per share, respectively.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

As of the date of the filing of this Annual Report on Form 10-K, we do not have any equity compensation plan.

Sales of Unregistered Securities

On October 7, 2015, the Company issued one-year convertible notes payable in the aggregate principal amount of $250,000. The notes bear interest at a rate of 6% per annum. For a period of fifteen (15) business days beginning on the maturity date, at the option of the holder, the principal and any accrued and unpaid interest may be converted into common stock at a conversion price of $0.75 per share. In consideration of the loans, an aggregate of 250,000 shares of common stock, were issued by the Company to the purchasers of the notes payable. The Company relies upon the exemption provided by Rule 506 and Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) in connection with the issuance of the convertible note. On November 25, 2016, the Company issued 125,000 shares of common stock to the holders of the notes in connection with the agreement of the holders to convert $15,000 of accrued and unpaid interest into non-interest bearing promissory notes in such aggregate amount and their agreement to extend the maturity dates of the notes from October 7, 2016 to June 30, 2017.  In addition, the holders of the notes agreed that the original notes would no longer accrue interest. The Company relied upon the exemption provided by Section 4(2) of the Securities Act in connection with the issuance of common stock to the holders of the convertible notes.

On November 10, 2015, the Company issued warrants to purchase an aggregate of 2,400,000 shares of common stock at an exercise price of $0.75 per share to certain founders of Cell Source Limited. The warrants expire on November 10, 2019. The Company relied upon the exemption provided by Rule 701 of the Securities Act in connection with the issuance of the warrants.

In November 2015, the Company issued a series of convertible notes in the aggregate principal amount of $332,500.  The notes accrued interest at the rate of 18% per annum and became due and payable in May 2017.  The Company relied upon the exemption provided by Section 4(2) of the Securities Act in connection with the issuance of the convertible notes. In May 2017, the holders exchanged these notes for 76,475 shares of Series A Preferred Stock. The Company relied upon the exemption provided by Section 3(a)(9) of the Securities Act in connection with the exchange transaction. The Series A Preferred Stock may be converted at the option of the holder into such number of shares of the Company’s common stock equal to the number of shares of Series A Preferred Stock to be converted, multiplied by the Stated Value of $7.50, divided by the conversion price in effect at the time of the conversion. The conversion price is $0.75 per share, subject to adjustment in the event of stock splits, stock dividends, and similar transactions. In addition, the Series A Preferred Stock will automatically convert into common stock at the earlier of (a) any of the Company’s treatment candidates receiving Food and Drug Administration or European Medicines Agency approval or (b) five years from the final closing of the offering of the Series A Preferred Stock. Holders of Series A Preferred Stock are entitled to cumulative 9% dividends which are payable semi-annually, commencing on December 30, 2016, in the Company’s sole discretion either in common stock or in cash. Pursuant to a royalty agreement with the holders of the Series A Preferred Stock, the Company will pay to the holders, in the aggregate, a royalty based on their pro rata ownership of the Series A Preferred Stock equal to 6% of net revenue for treatments sold directly by the Company and 6% of cash received by the Company pursuant to Cell Source treatment licensing or partnering agreements. The royalty payments will terminate when the patents underlying the treatments expire or the sub-licensee discontinues commercial use.

In January 2016, the Company issued a convertible note payable in the principal amount of $250,000 to an investor who advanced the funds to the Company in January 2015. The Company relied upon the exemption provided by Section 4(2) of the Securities Act in connection with this transaction. The note, which bore interest at a rate of 10% per annum, matured on July 27, 2016 and was exchanged on the maturity date for 60,000 shares of the Company’s Series A Preferred Stock. The Company relied upon the exemption provided by Section 3(a)(9) of the Securities Act in connection with the exchange transaction.

On March 8, 2016, the Company issued six-month notes payable in the aggregate principal amount of $600,000 (the “Six Month Notes”) which bear interest at a rate of 10% per annum. In connection with the note issuances, the Company issued warrants to purchase an aggregate of 300,000 shares of common stock at an exercise price of $0.75 per share. The warrants contain a provision that provides the Company with an option, prior to the expiration date, to redeem all of the warrants then outstanding upon not less than thirty (30) days nor more than (60) days notice to the applicable holder, at a redemption price of $0.01 per share, subject to the conditions that: (i) there is an effective registration statement covering the resale of the underlying shares of common stock and (ii) the common stock has traded for twenty (20) consecutive days with a closing price of at least $2.50 per share with an average trading volume of 100,000 shares per day. The warrants expire on March 25, 2019. The Company relied upon the exemption provided by Section 4(2) of the Securities Act in connection with the issuance of the notes and warrants.

During the three months ended March 31, 2016, the Company issued an aggregate of $390,000 in principal amount of convertible notes (the “10% Convertible Notes”) to investors. The 10% Convertible Notes bear interest at a rate of 10% per annum and became payable eighteen (18) months from the date of issuance (the “Maturity Date”). The 10% Convertible Notes shall be automatically converted into shares of the Company’s common stock upon the earlier of (i) the closing of an offering of equity securities pursuant to which the Company receives an aggregate of at least $5,000,000 in gross proceeds; (ii) the closing of a strategic transaction (including but not limited to the Company’s entry into a joint venture or partnership agreement or the sublicensing of the Company’s intellectual property) pursuant to which the Company, directly or indirectly, receives, or expects to receive within eighteen months, cash, assets or other consideration with a total aggregate value of at least $4,000,000; or (iii) the Maturity Date.  The Company has deferred the processing of the conversion of these notes in anticipation of the holders of the notes exchanging such notes for shares of Series A Preferred Stock.  The Company relied upon the exemption provided by Section 4(2) of the Securities Act in connection with this transaction.

On April 4, 2016, the Company issued 250,000 shares of common stock to the holder of a note in the principal amount of $250,000 in connection with the holder’s agreement to extend the maturity date of the note from December 31, 2015 to September 30, 2016. On December 28, 2017, the Company issued 125,000 shares of common stock and 5,000 shares of Series A Preferred Stock in connection with the holder’s agreement to extend the maturity date from September 30, 2016 to March 31, 2018. In addition, the Company issued 250,000 shares of common stock to the holder in exchange for the surrender of warrants to purchase 250,000 shares of common stock. The Company relied upon the exemption provided by Section 4(2) of the Securities Act in connection with the extension transactions and Section 3(a)(9) of the Securities Act in connection with the issuance of the common stock in exchange for the warrants.

On July 20, 2016, the Company issued a five year warrant to purchase 150,000 shares of common stock at an exercise price of $0.75 per share to the purchaser of a note in the principal amount of $200,000. The Company relied upon the exemption provided by Section 4(2) of the Securities Act in connection with this transaction.

On August 4, 2016, the Company issued a five year warrant to purchase 75,000 shares of common stock at an exercise price of $0.75 per share to the purchaser of a note in the principal amount of $100,000. On December 28, 2017, the Company issued 25,000 shares of common stock and 2,500 shares of Series A Preferred Stock in connection with the holders agreement to extend the maturity date of the note from February 4, 2017 to January 31, 2018. The Company relied upon the exemption provided by Section 4(2) of the Securities Act in connection with these transactions.

On July 20, 2016, the Company issued three year warrants to purchase 72,500 shares of common stock at an exercise price of $0.75 per share to the holders of notes in the aggregate principal amount of $145,000 in connection with the agreement of the holders to extend the maturity dates of the notes from July 24, 2016 to January 24, 2017. On August 15, 2017, holders of $125,000 aggregate principal amount of these notes were issued a total of 93,750 shares of common stock in connection with their agreement to extend the maturity dates of the notes from January 24, 2017 to February 15, 2018. The Company relied upon the exemption provided by Section 4(2) of the Securities Act in connection with these transactions.

On August 16, 2016, the Company issued a five year warrant to purchase 37,500 shares of common stock at an exercise price of $0.75 per share to the purchaser of a note in the principal amount of $50,000. The Company relied upon the exemption provided by Section 4(2) of the Securities Act in connection with this transaction.

On August 10, 2016 and November 25, 2016, the Company issued 250,000 and 125,000 shares, respectively, of common stock to holders of notes in the aggregate principal amount of $500,000 in connection with the agreement of the holders to extend the maturity dates of the notes beyond the original maturity date of March 26, 2016. The Company relied upon the exemption provided by Section 4(2) of the Securities Act in connection with these transactions.

On August 25, 2016, the Company issued a five year warrant to purchase 45,000 shares of common stock at an exercise price of $0.75 per share to the purchaser of a note in the principal amount of $60,000. The Company relied upon the exemption provided by Section 4(2) of the Securities Act in connection with this transaction.

On October 13, 2016, the Company issued a five year warrant to purchase 37,500 shares of common stock at an exercise price of $0.75 per share to the purchaser of a note in the principal amount of $50,000. The Company relied upon the exemption provided by Section 4(2) of the Securities Act in connection with this transaction.

Between January 11, 2017 and December 7, 2017, the Company sold a total of 306,759 shares of Series A Preferred Stock to accredited investors at a purchase price of $7.50 per share. The Company relied upon the exemption provided by Section 4(2) of the Securities Act in connection with these transactions.

On January 19, 2017, a convertible note in the principal amount of $250,000 was converted into 60,000 shares of Series A Preferred Stock. The Company relied upon the exemption provided by Section 3(a)(9) of the Securities Act in connection with this transaction.

The Company issued a total of 176,230 shares of common stock as a payment in kind dividend to holders of its Series A Preferred Stock in 2017. The Company relied upon the exemption provided by Section 4(2) of the Securities Act in connection with this transaction.

Between January 19, 2017 and October 3, 2017, holders of $1,282,500 aggregate principal amount of notes issued by the Company exchanged such notes for a total of 281,697 shares of Series A Preferred Stock. The Company relied upon the exemption provided by Section 3(a)(9) of the Securities Act in connection with the exchange transaction.

In January 2017, a total of $100,000 that was advanced to the Company in February 2015 was converted into 23,834 shares of Series A Preferred Stock. The Company relied upon the exemption provided by Section 3(a)(9) of the Securities Act in connection with this transaction.

On May 18, 2017, the Company issued convertible notes to five accredited investors, including an entity controlled by Ben Friedman and an entity controlled by David Zolty, in the aggregate principal amount of $360,000 and, in connection with such transaction, issued the investors a total of 24,000 shares of Series A Preferred Stock. The notes are non-interest bearing and matured on May 18, 2018. The Company relied upon the exemption provided by Section 4(2) of the Securities Act in connection with the issuance of the Notes.

In February 2018, the Company issued five year warrants to purchase 300,000 shares of common stock to three purchasers of notes in the aggregate principal amount of $500,000. The Company relied upon the exemption provided by Section 4(2) of the Securities Act in connection with these transactions.

In March 2018, the Company sold 6,667 shares of Series A Preferred Stock to one investor for $50,000.  The Company relied upon the exemption provided by Section 4(2) of the Securities Act in connection with this transaction.

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

This Form 10-K includes, in one filing, the business and financial information for the Company for the fiscal years ended December 31, 2017 and 2016. Therefore, this Management’s Discussion and Analysis provides an analysis of the annual financial condition and results of operations for the year ended December 31, 2017 compared to the year ended December 31, 2016, and the year ended December 31, 2016 compared to the year ended December 31, 2015.  This review should be read in conjunction with the Financial Statements and Supplementary Data, which are included after the signature page of this Form 10-K.

This Form 10-K is our first periodic filing since the Form 10-Q for the quarter ended September 30, 2016.  Due to a lack of financial resources, we were unable to file our annual reports on Form 10-K for the years ended December 31, 2017 and 2016 and the quarterly reports for the quarters ended March 31, 2017, June 30, 2017, September 30, 2017 and March 31, 2018 on a timely basis.  We plan to file all delinquent reports separately following the filing of this Form 10-K.

Overview

Our wholly-owned subsidiary, Cell Source Israel was founded in 2011 as a privately held company located in Tel Aviv, Israel. Our business is based on over ten (10) years of prominent research at the Weizmann Institute of Science, from whose commercial arm “Yeda” (Yeda Research and Development Company Limited) we license patented technology. Our exclusive, world-wide license provides us with access to certain discoveries, inventions and other intellectual property generated by Professor Yair Reisner, formerly Head of the Immunology Department at the Weizmann Institute, together with others.

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

Cell Source, under its exclusive license with Yeda, commercial arm of the Weizmann Institute of Science, has recently filed patent applications that extend the usage of Veto Cell technology as a critical enabler for other cell therapy treatments. One patent application highlights, based on preclinical data, the ability of Veto Cells to accompany other cell therapy treatments and help them overcome rejection and avoid Graft vs. Host Disease (GvHD) in an allogeneic (using a third party donor) treatment setting. The other patent application involves a genetically modified Veto Cell that can have sustained survival in the patient’s body while avoiding rejection and GvHD. This second application holds the potential to make CAR-T cells, which to date been effective primarily in an autologous (patient’s own cells) setting, succeed in an allogeneic setting.

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

For the Veto Cell application for reducing rejection in Bone Marrow Transplants, Cell Source expects to commence Phase I/II human clinical trials in the US in 2018 and in the EU starting sometime in 2019.  Cell Source anticipates that Phase I/II studies will last until 2020 or 2021. These would be followed by completion of Phase II and Phase III, which would last another 2-3 years each, so that full approval, if successful, would be expected sometime in 2026. In Germany there is a possibility of approval for commercial use on a “compassionate grounds” basis at the end of Phase II, which could take place by 2024. In the US, Cell Source plans to commence the IND approval process with the FDA in 2018, which could last until between 2022 and 2025. Cell Source has commenced a preclinical collaboration with respect to combining CAR-T cell therapy with Veto Cell therapy and commenced pre-clinical proof of concept trials in 2018. If successful, this could lead to a commencement of a combined FDA trial in 2019 or 2020 and could last until 2026 or 2027.

It is possible that Cell Source treatments could qualify for any or all of Fast Track, Breakthrough Therapy, Accelerated Approval, Regenerative Medicine Advanced Therapy Designation and Priority Review designation under the FDA, which would hasten their approval if successful.

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

Consolidated Results of Operations

Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016 and December 31, 2015

The following table presents selected items in our consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015, respectively:

	For the Year Ended
	December 31,
	2017	2016	2015

Revenues	$-	$-	$-

Operating Expenses
Research and development	637,318	554,185	392,925
Research and development - related party	839,538	812,638	829,970
Selling, general and administrative	815,947	951,783	1,097,580

Total Operating Expenses	2,292,803	2,318,606	2,320,475

Loss From Operations	(2,292,803)	(2,318,606)	(2,320,475)

Other (Expense) Income
Interest expense	(174,970)	(243,425)	(32,612)
Interest expense - related parties	(3,000)	(3,000)	(3,000)
Amortization of debt discount	(389,218)	(1,238,351)	(340,668)
Amortization of debt discount - related parties	(48,944)	(35,000)	(15,600)
Change in fair value of derivative liability	590,173	2,870,600	208,250
Loss on exchange of notes payable for preferred shares	(725,355)	-	-
Loss on exchange of warrants for common shares	(38,393)	-	-

Total Other (Expense) Income	(789,707)	1,350,824	(183,630)

Net Loss	$(3,082,510)	$(967,782)	$(2,504,105)

Research and Development

Research and development expense was $1,476,856, $1,366,823 and $1,222,895 for the years ended December 31, 2017, 2016 and 2015, respectively. Research and development expense increased slightly by $110,033 or 8% from December 31, 2017 compared to 2016. Research and development expense increased by $143,928 or 12% from December 31, 2016 compared to 2015, which was primarily due to increased expenses associated with cash and non-cash compensation to our Scientific Advisory Board of approximately $105,000 and key patent expenses of approximately $41,000.

Selling, General and Administrative

Selling, general and administrative expense was $815,947, $951,783 and $1,097,580 for the years ended December 31, 2017, 2016 and 2015, respectively. Selling, general and administrative expense decreased by $135,836 or 14% from December 31, 2017 compared to 2016, primarily due to decreases of approximately $113,000 of bookkeeping and audit expenses, approximately $70,000 of stock compensation expenses and approximately $40,000 of external expenses, offset by approximately $105,000 of consulting expenses. Selling, general and administrative expense decreased by $145,797, or 13% from December 31, 2016 compared to 2015, primarily due to decreases associated with legal expenses of approximately $100,000, travel expenses of approximately $94,000 and payroll expenses of $29,000, offset by an increase in external filing fees of $86,000.

Change in Fair Value of Derivative Liability

The change in fair value of derivative liability for the years ended December 31, 2017, 2016 and 2015, was a gain of $590,173, a gain of $2,870,600 and a gain of $208,250, respectively, which represents the change in fair value of the warrants and conversion options that were deemed to be derivative liabilities.

Interest Expense

Interest expense for the years ended December 31, 2017, 2016 and 2015, was $177,970, $246,425 and $35,612, respectively, a decrease of $68,455 or 28% from December 31, 2017 compared to 2016, an increase of $210,813 or 592% from December 31, 2016 compared to 2015, due to a decrease in notes payable outstanding related to conversions in 2017 and an increase in notes payable outstanding during 2016, respectively.

Amortization of Debt Discount

Amortization of debt discount was $438,162, $1,273,351 and $356,268 for years ended December 31, 2017, 2016 and 2015, respectively, which is associated with warrants and conversion options issued in connection with notes payable.

Loss on Exchange of Notes Payable for Equity

During the year ended December 31, 2017, we recognized $725,355 of loss on exchange of notes payable for equity related to the embedded conversion option, as well as the interest accrued during the life of the Notes. We recorded no such losses during 2016 and 2015.

Loss on Exchange of Warrants for Common Shares

During the year ended December 31, 2017, we recognized $38,393 of loss on exchange of warrants for common shares related to outstanding Warrants exchanged in connection with a Note extension during the period. We recorded no such losses during 2016 and 2015.

Liquidity and Going Concern

We measure our liquidity in a number of ways, including the following:

	December 31,
	2017	2016	2015

Cash	$371,048	$3,735	$6,944
Working capital deficiency	$(4,557,374)	$(6,243,356)	$(5,711,374)

We have not generated any revenues since our inception, we have recurring net losses, we have a working capital deficiency as of December 31, 2017, 2016 and 2015 of approximately $4,557,000, $6,243,000 and $5,711,000, respectively. We have used cash in operations of approximately $2,288,000, $1,494,000, and $2,001,000 during the years ended December 31, 2017, 2016 and 2015, respectively. Subsequent to December 31, 2017, we received $500,000 through the issuance of short term notes payable and $50,000 through the issuance of Series A Convertible Preferred Stock.

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

During the years ended December 31, 2017, 2016 and 2015, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the years ended December 31, 2017, 2016 and 2015 in the amounts of $2,287,814, $1,494,060 and $2,000,610, respectively. The net cash used in operating activities for the year ended December 31, 2017 was primarily due to cash used to fund a net loss of $3,082,510, adjusted for net non-cash expenses in the aggregate amount of $656,863 and by $137,833 of net cash provided due to changes in the levels of operating assets and liabilities, primarily as a result of increases in accrued interest and compensation. The net cash used in operating activities for the year ended December 31, 2016 was primarily due to cash used to fund a net loss of $967,782, adjusted for net non-cash expenses in the aggregate amount of $1,481,630, partially offset by $955,352 of net cash provided due to changes in the levels of operating assets and liabilities, primarily as a result of increases in accounts payable and accrued expenses, due to cash constraints during the period. The net cash used in operating activities for the year ended December 31, 2015 was primarily due to cash used to fund a net loss of $2,504,105, adjusted for net non-cash expenses in the aggregate amount of $284,762, partially offset by $218,733 of net cash provided due to changes in the levels of operating assets and liabilities, primarily as a result of increases in accounts payable due to cash constraints during the period.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the years ended December 31, 2017, 2016 and 2015 was $2,655,127, $1,490,851 and $1,988,074, respectively. The net cash provided by financing activities during the year ended December 31, 2017 was attributable to $2,295,127 of proceeds from the issuance of Series A preferred stock, $135,000 of proceeds from the issuance of notes payable and $225,000 of proceeds from the issuance of notes payable – related party. The net cash provided by financing activities during the year ended December 31, 2016 was attributable to $1,503,000 of proceeds from the issuance of notes payable and $102,426 of proceeds received in connection with Series A preferred stock not issued as of December 31, 2016, partially offset by the repayment of $44,574 of debt issuance costs, the repayment of $50,000 of a related party note payable, and $20,000 of deferred financing costs incurred by us. The net cash provided by financing activities during the year ended December 31, 2015 was attributable to $1,577,500 of proceeds from the issuance of notes payable and $450,000 of proceeds received in connection with a convertible note offering prior to closing, partially offset by the repayment of $39,426 of debt issuance costs.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and the amounts disclosed in the related notes to the financial statements. Management bases its estimates and judgements on historical experience and on various other assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities reported in the Company’s balance sheets and the amounts of expenses reported for each of the periods presented are affected by estimates and assumptions, which are used for, but not limited to, fair value calculations for equity securities, establishment of valuation allowances for deferred tax assets, stock-based compensation, contingencies, the recoverability and useful lives of long-lived assets and the recovery of deferred costs. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates. Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the consolidated financial statements in the period that they are determined to be necessary. See Note 3, Summary of Significant Accounting Policies — Stock-Based Compensation for additional discussion of the use of estimates in estimating the fair value of the Company’s common stock.

Income Taxes

The Tax Cuts and Jobs Act (the “Act”) was enacted in December 2017. Among other things, the primary provision of Tax Reform impacting us  is the reduction to the U.S. corporate income tax rate from 35% to 21%, eliminating certain deductions and imposing a mandatory one-time transition tax on accumulated earnings of foreign subsidiaries. The change in tax law required us to remeasure existing net deferred tax assets using the lower rate in the period of enactment resulting in an income tax expense of approximately $430,000 which is fully offset by a corresponding tax benefit of $430,000 which related to the corresponding reduction in the valuation allowance for the year ended December 31, 2017. There were no specific impacts of Tax Reform that could not be reasonably estimated which we accounted for under prior tax law. However, a continued analysis of the estimates and further guidance on the application of the law is ongoing, Accordingly, it is possible that additional revisions may occur throughout the allowable measurement period.

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

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in our consolidated financial statements as of December 31, 2017 and 2016. We do not expect any significant changes in our unrecognized tax benefits within twelve months of the reporting date.

Our policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of operations. There were no amounts accrued for interest or penalties for the years ended December 31, 2017, 2016 and 2015.

Research and Development Costs

Research and development costs are expensed as they are incurred and consist of fees paid to consultants, clinical trials and related clinical manufacturing costs, license and milestone fees, and facilities.

Stock-Based Compensation

We measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award.  For non-employees, the fair value of the award is generally re-measured on financial reporting dates and vesting dates until the service period is complete. The fair value amount is then recognized over the period the services are required to be provided in exchange for the award, usually the vesting period. Because our common stock historically was not actively traded on a public market, the fair value of our restricted equity instruments is estimated by management based on observations of the sales prices of both restricted and freely tradable common stock, or instruments convertible into common stock. In connection with the years ended December 31, 2017 and 2016, we obtained a third-party valuation of our common stock, which was also considered in management’s estimation of value of the equity instruments issued during that period. This third-party valuation was done in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The estimates used by management are considered highly complex and subjective. We anticipate that once its shares begin trading, the use of such estimates will no longer be necessary to determine the fair value of its common stock.

Derivative Financial Instruments

The fair value of an embedded conversion option that is convertible into a variable amount of shares and/or warrants that include price protection reset provision features are deemed to be “down-round protection.” Such conversion options do not meet the scope exception for treatment as a derivative under ASC 815 “Derivatives and Hedging” since “down-round protection” is not an input into the calculation of the fair value of conversion options and warrants. Consequently, they are not considered “indexed to the Company’s own stock” which is a requirement for the scope exception under ASC 815.

The accounting treatment of derivative financial instruments requires that the Company record embedded conversion options and warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period.

The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

The Black-Scholes option pricing model was used to estimate the fair value of the warrants and conversion options. The model includes subjective input assumptions that can materially affect the fair value estimates. The Company determined the fair value under the Binomial Lattice Model and the Black-Scholes Valuation Model to be materially the same.

Notes payable conversion options are recorded as debt discounts and are amortized as interest expense over the term of the related debt instrument.

Sequencing Policy

On October 28, 2013, as a result of entering into warrant agreements which contained a variable conversion feature with no floor, we adopted a sequencing policy in accordance with ASC 815-40-35-12 whereby all instruments issued subsequent to that date were classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees or directors. Any warrants granted after this date were determined to be and were recorded as derivative liabilities.

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

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718)” (“ASU 2016-09”). ASU 2016-09 requires an entity to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. We are currently evaluating ASU 2016-09 and its impact on our consolidated financial statements or disclosures.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. ASU 2016-15 requires adoption on a retrospective basis unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable. We are currently evaluating ASU 2016-15 and the effects that adopting this new accounting guidance will have on its consolidated cash flows and related disclosures.

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718)” (“ASU 2017-09”). ASU 2017-09 provides clarity on the accounting for modifications of stock-based awards. ASU 2017-09 requires adoption on a prospective basis in the annual and interim periods for our fiscal year ending November 3, 2019 for share-based payment awards modified on or after the adoption date. We are currently evaluating ASU 2017-09 and the effects that adopting this new accounting guidance will have on its consolidated cash flows and related disclosures.

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260) and Derivatives and Hedging (Topic 815) - Accounting for Certain Financial Instruments with Down Round Features” (“ASU 2017-11”). Equity-linked instruments, such as warrants and convertible instruments may contain down round features that result in the strike price being reduced on the basis of the pricing of future equity offerings. Under ASU 2017-11, a down round feature will no longer require a freestanding equity-linked instrument (or embedded conversion option) to be classified as a liability that is remeasured at fair value through the income statement (i.e. marked-to-market). However, other features of the equity-linked instrument (or embedded conversion option) must still be evaluated to determine whether liability or equity classification is appropriate. Equity classified instruments are not marked-to-market. For earnings per share (“EPS”) reporting, the ASU requires companies to recognize the effect of the down round feature only when it is triggered by treating it as a dividend and as a reduction of income available to common shareholders in basic EPS. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period. We are currently evaluating the effect that adopting this new accounting guidance will have on its consolidated financial statements and related disclosures.

We have evaluated all new accounting standards that are in effect and may impact our consolidated financial statements and do not believe that there are any other new accounting standards that have been issued that might have a material impact on our financial position or results of operations.

Significant Factors, Assumptions, and Methodologies Used in Estimating Fair Value of Common Stock

 Because our common stock historically was not actively traded on a public market, the fair value of our restricted equity instruments is estimated by management based on observations of the sales prices of both restricted and freely tradable common stock, or instruments convertible into common stock. During the years ended December 31, 2017 and 2016, we obtained a third-party valuation of our common stock, which was also considered in management’s estimation of value of the equity instruments issued during that period. This third-party valuation was done in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The estimates used by management are considered highly complex and subjective. We anticipate that once its shares begin trading, the use of such estimates will no longer be necessary to determine the fair value of its common stock

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

In connection with the preparation of this Annual Report, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of December 31, 2017 and December 31, 2016, our disclosure controls and procedures were not effective due to the material weakness described herein.

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

Due to a lack of financial resources, we were unable to file our annual reports on Form 10-K for the years ended December 31, 2017 and December 31, 2016 and the quarterly reports on Form 10-Q for the periods ended March 31, 2017, June 30, 2017, September 30, 2017 and March 31, 2018 on a timely basis. Management evaluated the lack of financial resources on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2017 and 2016, due to the material weakness described above.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarters ended December 31, 2017 and 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Below are the names and certain information regarding the Company’s executive officers and directors:

Name	Age	Title(s)

Dennis Brown	68	Director (Chairman)
Itamar Shimrat	58	Chief Executive Officer, Chief Financial Officer and Director
Yoram Drucker	52	Director
David Zolty	68	Director
Ben Friedman	59	Director

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

Board Meetings and Attendance

During the year ended December 31, 2017, the Company’s Board of Directors held five meetings and acted by written consent on four occassions.  During the year ended December 31, 2016, the Company’s Board of Directors held seven meetings and acted by written consent on three occasions. All of our Directors were present at the meetings.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, during the fiscal years ended December 31, 2017 and 2016, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except that a Form 4 for each of Yoram Drucker and Itamar Shimrat was filed late in 2016, resulting in one transaction not being reported on a timely basis for each of such individuals.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth all compensation earned in respect of the Company’s principal executive officer (“PEO”) for 2017, 2016 and 2015:

Name and				Stock	Option		All Other
Principal Position	Year	Salary	Bonus	Awards	Awards		Compensation	Total

Itamar Shimrat	2017	$179,064	$-	$-	$-		$-	$179,064
Chief Executive Officer	2016	$184,728	$-	$-	$-		$-	$184,728
	2015	$181,198	$-	$-	$212,000	(1)	$-	$393,198

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

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on outstanding equity awards as of December 31, 2017 and 2016 to the Named Executive Officers:

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

Director Compensation

The following table sets forth certain information concerning the compensation of our non-employee directors for the fiscal years ended December 31, 2017 and 2016:

					Change in
					Present Value
					and
		Fees			Nonqualified
		Earned or			Deferred
		Paid In	Stock	Option	Compensation	All Other
	Year	Salary	Awards	Awards	Earnings	Compensation	Total

Dennis Brown	2017	$-	$-	$-	$-	$-	$-
	2016	$-	$-	$-	$-	$-	$-

Yoram Drucker	2017	$-	$-	$-	$-	$-	$-
	2016	$-	$-	$-	$-	$-	$-

David Zolty	2017	$-	$-	$-	$-	$-	$-
	2016	$-	$-	$-	$-	$-	$-

Ben Friedman	2017	$-	$-	$-	$-	$-	$-
	2016	$-	$-	$-	$-	$-	$-

Risk Management

The Company does not believe risks arising from its compensation policies and practices for its employees are reasonably likely to have a material adverse effect on the Company.

Compensation Committee Interlocks and Insider Participation

Currently, the Board of Directors does not have a standing compensation committee, or a committee performing similar functions. During the fiscal years ended 2017 and 2016, the entire Board of Directors deliberated with respect to executive compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of the dates set forth below, with respect to the beneficial ownership of the outstanding Common Stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

	As of July 23, 2018
Name and Address of Beneficial Owner (10)	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (2)

Directors and Officers:
Yoram Drucker, Director	1,125,004	(3)	4.34%
Itamar Shimrat, Chief Executive Officer, Chief Financial Officer and Director	1,301,110	(4)	4.99%
David Zolty, Director	1,108,318	(5)	4.99%
Ben Friedman, Director (6)	4,383,344	(7)	17.76%
Dennis Brown, Director (Executive Chairman)	200,000	(8)	*

All directors and executive officers as a group (5 persons)	8,117,776		30.36%

Yeda Research & Development Co. Ltd. P.O. Box 95 Rehovot, 76100, Israel	1,270,439	(9)	4.99%

*	less than 1%
(1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of July 23, 2018 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Based on 25,349,236 shares issued and outstanding as of July 23, 2018.
(3)	Includes a five-year warrant to purchase 550,000 shares of common stock with an exercise price of $0.75 per share.
(4)	Includes 725,136 shares of a five-year warrant to purchase 750,000 shares of common stock with an exercise price of $0.75 per share, which warrant is subject to a 4.99% conversion limitation.
(5)	Includes a five-year warrant to purchase 12,500 shares of common stock with an exercise price of $0.75 per share.
(6)	Mr. Friedman’s beneficial ownership includes shares beneficially owned by his wife, Phyllis Friedman.
(7)	Excludes a five-year warrant to purchase 50,000 shares of common stock with an exercise price of $0.75 per share, which warrant is subject to a 4.99% conversion limitation.
(8)	Includes a five-year warrant to purchase 100,000 shares of common stock with an exercise price of $0.75 per share.
(9)	Includes 110,467 shares of a five-year warrant to purchase 1,995,376 shares of common stock with an exercise price of $0.001 per share, which warrant is subject to a 4.99% conversion limitation.
(10)	Except as otherwise indicated, the address of each beneficial owner is c/o Cell Source, Inc., 57 West 57th Street, Suite 400, New York, New York 10019.

	As of December 31, 2016
Name and Address of Beneficial Owner (10)	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (2)

Directors and Officers:
Yoram Drucker, Director	1,125,004	(3)	4.46%
Itamar Shimrat, Chief Executive Officer, Chief Financial Officer and Director	1,265,974	(4)	4.99%
David Zolty, Director	1,108,318	(5)	4.49%
Ben Friedman, Director (6)	4,383,344	(7)	17.76%
Dennis Brown, Director (Executive Chairman)	200,000	(8)	*

All directors and executive officers as a group (5 persons)	8,082,640		31.05%

Yeda Research & Development Co. Ltd. P.O. Box 95 Rehovot, 76100, Israel	1,235,251	(9)	4.99%

*	less than 1%
(1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2016 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Based on 24,679,256 shares issued and outstanding as of December 31, 2016.
(3)	Includes a five-year warrant to purchase 550,000 shares of common stock with an exercise price of $0.75 per share.
4)	Includes 690,970 shares of a five-year warrant to purchase 750,000 shares of common stock with an exercise price of $0.75 per share, which warrant is subject to a 4.99% conversion limitation.
5)	Includes a five-year warrant to purchase 12,500 shares of common stock with an exercise price of $0.75 per share.
(6)	Mr. Friedman’s beneficial ownership includes shares beneficially owned by his wife, Phyllis Friedman.
(7)	Excludes a five-year warrant to purchase 50,000 shares of common stock with an exercise price of $0.75 per share, which warrant is subject to a 4.99% conversion limitation.
(8)	Includes a five-year warrant to purchase 100,000 shares of common stock with an exercise price of $0.75 per share.
(9)	Includes 75,279 shares of a five-year warrant to purchase 1,995,376 shares of common stock with an exercise price of $0.001 per share, which warrant is subject to a 4.99% conversion limitation.
(10)	Except as otherwise indicated, the address of each beneficial owner is c/o Cell Source, Inc., 57 West 57th Street, Suite 400, New York, New York 10019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

In March, 2014, the Company issued two six-month notes payable in the aggregate principal amount of $100,000 to Itamar Shimrat, the Company’s Chief Executive Officer. The notes bear interest at a rate of 6% per annum payable at maturity. In May 2015, the Chief Executive Officer agreed to extend the maturity dates of the notes from May 2015 to October 30, 2015.  In November 2015, the Chief Executive Officer agreed to a further extension of the maturity dates to March 31, 2016. On March 31, 2016, the Company repaid one of the $50,000 notes in full and the Chief Executive Officer agreed to extend the maturity date of the other $50,000 note to June 30, 2016. The maturity date of the note was subsequently extended to September 30, 2016 and December 31, 2016.

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

On November 28, 2016, the Company and Yeda executed an amendment to the research and license agreement.   Under the terms of the amended research and license agreement, Yeda granted the Company an exclusive worldwide license for the licensed information and the patents for the development, manufacture and sale of the products derived therefrom. In consideration for the grant of the license, the Company committed to engage Yeda to perform research services in the amount of $800,000 per annum through October 3, 2018.  In addition, the Company is obliged to pay Yeda an annual license fee of $50,000 until the end of the research period and a royalty of four percent (4%) of net future sales by the Company or any sublicensees. Prior to the November 28, 2016 amendment, the Company was required to make a $200,000 payment to Yeda within seven (7) days of the achievement of the Company of the receipt of an aggregate total equity capital investment in the Company of more than $10,000,000, (the “Amended Additional Research Payment”). As a result of this amendment, the Company no longer has an obligation to Yeda for the Amended Additional Research Payment.

In March 2018, the License Agreement was amended to reduce the Company’s funding obligation for the period from October 2017 through September 2018 to $500,000 and $100,000 for the period from October 2018 through June 2019. In addition, the License Agreement was amended to provide that the Company will fund an additional $100,000 of research during 2018 and the Company’s obligation to fund the original research was reduced by $50,000.  The Company funded the additional $100,000 of additional research in April 2018 and $50,000 is being credited against the amount that would otherwise be funded by the Company for the period from July 2018 through September 2018. After giving effect to these amendments and this credit, the Company is required to fund $100,000 for the three month period ending June 30, 2018, $50,000 for the three month period ending December 2018, $25,000 for the three month period ending March 2019 and $25,000 for the three month period ending June 2019.  In addition, the amendments amended the milestones and related completion dates. If the Company fails to achieve any of the milestones by the dates set forth in the agreement, Yeda is entitled to terminate the license upon written notice to the Company. To date, the Company has been deemed to have met all of the milestones and the next milestone in the agreement is January 1, 2022. Either Yeda or the Company may terminate the agreement and the license after the commitment of a material breach by the other party and in certain other instances as detailed in the agreement.

For the years ended December 31, 2017, 2016 and 2015, the Company recorded a charge to operations of approximately $840,000, $813,000 and $830,000, respectively related to its research and license agreement with Yeda. At December 31, 2017, 2016 and 2015, approximately $0, $0 and $208,000, respectively was accrued and is payable to Yeda.

On July 20, 2015, the Company issued a one-year note payable in the principal amount of $100,000 to David Zolty, a member of its Board of Directors. The note is non-interest bearing. The note must be prepaid in whole from the proceeds of any closing after the issuance date, of any offering or offerings pursuant to which the Company receives aggregate gross proceeds greater than or equal to $3,000,000. In consideration of the loan, a four-year warrant to purchase 100,000 shares of common stock at an exercise price of $0.75 per share was issued by the Company to Mr. Zolty.  The warrant contains an exercise limitation such that at no time may the warrant be exercised if the shares of common stock to be issued upon such exercise would exceed, when aggregated with all other shares of common stock owned by the holder (or his permitted successors or assigns), 4.99% of the issued and outstanding shares of the common stock of the Company. Because the principal amount of the note was not paid by the Company on or before July 20, 2016, the Company is required under the terms of the note to (i) pay to Mr. Zolty a one-time cash penalty payment of five percent (5%) of the principal amount of the note due and unpaid on such date, and (ii) issue to Mr. Zolty a warrant to purchase, at an exercise price of $0.75 per share, the number of shares the Company’s common stock equal to the product of (a) the principal amount of the note due and unpaid on July 20, 2015 and (b) ten percent (10%). As a result of the Company’s failure to make the required payments and Mr. Zolty’s agreement to extend the maturity date from July 20, 2016 to January 24, 2017, the Company issued Mr. Zolty a three year warrant to purchase 60,000 shares of common stock at an exercise price of $0.75 per share. The Company owes Mr. Zolty a $5,000 late fee as a result of the payment failure.

On November 10, 2015, the Company issued warrants to purchase an aggregate of 2,400,000 shares of common stock at an exercise price of $0.75 per share to certain founders of Cell Source Limited. The warrants expire on November 10, 2019.

In May 2017, the Company received a loan of $180,000 from an entity owned by Ben Friedman and a loan of $45,000 from an entity owned by David Zolty.  Each of Mr. Friedman and Mr. Zolty is a director of the Company.  The loans are non-interest bearing and became due on May 18, 2018.

During the year ended December 31, 2016, the Company received a non-interest bearing short term advance in the amount of $134,000 from a director of the Company. Because the Company did not repay the advance by February 10, 2016, the Company was required to issue the director a four-year warrant to purchase 134,000 shares of common stock at an exercise price of $0.75 per share. The Company repaid the director $67,000 in 2016 and accrued a liability of $19,177 for the warrants due to the director.

Director Independence

None of our directors are independent, as that term is defined under the Nasdaq Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of fees for professional services rendered by our independent registered public accounting firm for the years ended December 31, 2017, 2016 and 2015:

	For the Years Ended December 31,
	2017	2016	2015

Audit Fees	$73,000	$123,000	$111,000
Tax fees	--	--	3,605
All other fees	--	--	--

	$73,000	$123,000	$114,605

Audit fees represent fees for professional services performed for the audit of our annual financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

All other fees consist of fees billed for all other services.

The Audit Committee is responsible for the appointment, compensation and oversight of the work of the independent registered public accountants, and approves in advance any services to be performed by the independent registered public accountants, whether audit-related or not. The Audit Committee reviews each proposed engagement to determine whether the provision of services is compatible with maintaining the independence of the independent registered public accountants. The fees shown above were pre-approved either by our Board or our Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements

See Index to Financial Statements immediately following the signature page of this Annual Report.

Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits

The following exhibits are included as part of this Annual Report:

Exhibit Number	Description

2.1 (1)	Share Exchange Agreement, dated June 30, 2014, by and between Cell Source, Ltd., and Ticket to See, Inc.
3.1 (1)	Articles of Association of Cell Source Limited, dated August 14, 2011, as amended on November 11, 2013
3.2 (2)	Articles of Incorporation of Ticket to See, Inc., dated June 6, 2012
3.3 (3)	Certificate of Amendment to Articles of Incorporation of Ticket to See, Inc., dated June 23, 2014
3.3 (4)	Certificate of Amendment to Articles of Incorporation of Ticket to See, Inc., dated May 20, 2014
3.4 (2)	Bylaws of Cell Source, Inc., dated June 6, 2012
3.5 *	Certificate of Designation with respect to Series A Preferred Stock dated November 14, 2016
10.1 (1)	Form of Subscription Agreement
10.2 (1)	Form of Registration Rights Agreement
10.3 (1)	Form of Investor Warrant
10.4 (1)	Form of Consultant Warrant(8)
10.5 (1)	Form of Researcher Company Warrant
10.6 (1)	Form of Company Warrant
10.7 (1)	Form of Lockup Agreement (included in Exhibit 2.1)
10.8 (1)	Research and License Agreement by and between Yeda Research and Development Company Limited and Cell Source Limited, dated October 3, 2011
10.9 (1)	Amendment to Research and License Agreement
10.10 (1)	Evaluation and Exclusive Option Agreement by and between Yeda Research and Development Company Limited and Cell Source Limited, dated Oct. 3, 2011 (included in Exhibit 10.7)
10.11 (1)	Amendment dated April 1, 2014 to Evaluation and Exclusive Option Agreement by and between Yeda Research and Development Company Limited and Cell Source Limited
10.12 (1)	Second Amendment dated June 22, 2014 to Evaluation and Exclusive Option Agreement by and between Yeda Research and Development Company Limited and Cell Source Limited
10.13 (1)	Consulting Agreement by and between Cell Source Limited and Professor Yair Reisner
10.14 (6)	Form of Amendment No. 1 to Registration Rights Agreement
10.15 (7)	Bridge Funding Agreement
10.16 (5)	Third Amendment dated June 22, 2014 to Evaluation and Exclusive Option Agreement by and between Yeda Research and Development Company Limited and Cell Source Limited
10.17 (8)	Form of Consulting Agreement pursuant to which the Company issued warrants to purchase an aggregate of 2,000,000 shares of the Company’s common stock
10.18 (9)	Form of Promissory Note issued to the Company’s Chief Executive Officer
10.19(10)	Form of March 2015 Promissory Note
10.20(10)	Form of March 2015 Warrant
10.21(11)	Form of Note Amendment Letter Agreement
10.22(11)	Form of May 2015 Note
10.23(11)	Form of May 2015 Warrant
10.24(12)	Form of Advisory/Consulting Agreement
10.25(13)	Zolty Promissory Note
10.26(13)	Zolty Warrant
10.27(13)	Form of July 2015 Convertible Promissory Note

10.28(13)	Form of July 2015 Warrant
10.29(15)	Form of Bridge Note Subscription Agreement
10.30(15)	Form of Convertible Note
10.31(15)	Form of March 2016 Note
10.32(15)	Form of March 2016 Warrant
10.33 *	Form of July 2016 Warrants
10.34 *	Second Amendment to Research and License Agreement dated as of Novmber 28, 2016 between the Company and Yeda Research and Development Company Limited
10.35 *	Third Amendment to Research and License Agreement dated as of March 29, 2018 between the Company and Yeda Research and Development Company Limited
10.36 *	Fourth Amendment to Research and License Agreement dated as of March 30, 2018 between the Company and Yeda Research and Development Company Limited
10.37(16)	Convertible Note due July 27, 2016
10.38(17)	Promissory Note dated May 10, 2016
16.1(1)	Letter from Paritz & Company, P.A.
21(14)	Subsidiaries
31.1 *	Certification of principal executive and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of principal executive and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2014.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 6, 2012.
(3)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 26, 2014.
(4)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 6, 2014.
(5)	Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 19, 2014.
(6)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 8, 2014.
(7)	Incorporated by reference to the Company’s Registration Statement Form S-1/A filed with the Securities and Exchange Commission on September 23, 2014.
(8)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 30, 2014.
(9)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 2, 2014.
(10)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 1, 2015.
(11)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 3, 2015.
(12)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 10, 2015.
(13)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 28, 2015.
(14)	Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 13, 2015.
(15)	Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 14, 2016.
(16)	Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 13, 2016.
(17)	Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 15, 2016.
*              Filed Herewith

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

SIGNATURE		TITLE	DATE

By:	/s/ Dennis Brown	Chairman	July 24, 2018
Dennis Brown

By:	/s/ Itamar Shimrat	Chief Executive Officer, Chief Financial Officer and Director	July 24, 2018
	Itamar Shimrat	(Principal Executive, Financial and Accounting Officer)

By:	/s/ Ben Friedman	Director	July 24, 2018
Ben Friedman

By:	/s/ Yoram Drucker	Director	July 24, 2018
Yoram Drucker

By:	/s/ David Zolty	Director	July 24, 2018
David Zolty

CELL SOURCE, INC. & SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Cell Source, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cell Source, Inc. and Subsidiary (the “Company”) as of December 31, 2017, 2016 and 2015, the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2014.

New York, NY
 July 24, 2018

CELL SOURCE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016	2015
Assets

Current Assets:
Cash	$371,048	$3,735	$6,944
Prepaid expenses	124,693	136,631	71,882
Other current assets	35,936	70,330	134,736
Total Current Assets	531,677	210,696	213,562
Property, plant and equipment, net	-	407	1,267
Total Assets	$531,677	$211,103	$214,829

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$201,824	$219,094	$119,862
Accrued expenses	821,244	875,212	441,485
Accrued expenses - related party	-	-	207,955
Accrued interest	248,746	257,401	25,138
Accrued interest - related parties	13,310	10,310	6,674
Accrued compensation	626,758	507,162	324,672
Accrued compensation - related party	19,262	19,177	-
Advances payable	100,000	302,426	450,000
Notes payable, net of debt discount of $89,326, $49,050 and $41,600 as of December 31, 2017, 2016 and 2015, respectively	1,173,674	1,813,950	708,400
Notes payable - related parties, net of debt discount of $0, $2,300 and $19,300 as of December 31, 2017, 2016 and 2015, respectively	150,000	147,700	180,700
Convertible notes payable, current portion, net of debt discount of $34,173, $256,280 and $214,550 as of December 31, 2017, 2016 and 2015, respectively	800,827	1,126,220	180,450
Convertible notes payable - related parties, net of debt discount of $28,356, $0 and $0 as of December 31, 2017, 2016 and 2015, respectively	196,644	-	-
Derivative liabilities	628,200	1,175,400	3,279,600
Accrued dividend payable	108,562	-	-
Total Current Liabilities	5,089,051	6,454,052	5,924,936
Convertible notes payable, non-current portion, net of debt discount of $0, $0 and $288,832 at December 31, 2017, 2016 and 2015, respectively	-	-	43,668
Accrued interest, non-current portion	-	-	4,474
Total Liabilities	5,089,051	6,454,052	5,973,078

Commitments and contingencies (Note 11)	-	-	-

Stockholders' Deficiency:
Convertible Preferred Stock, $0.001 par value, 10,000,000 shares authorized; Series A Convertible Preferred Stock, 1,335,000 shares designated, 643,790, 0 and 0 shares issued and outstanding as of December 31, 2017, 2016 and 2015, respectively; and liquidation preference of $4,936,987, $0 and $0 as of December 31, 2017, 2016 and 2015, respectively	644	-	-
Common Stock, $0.001 par value, 200,000,000 shares authorized, 25,349,236, 24,679,256 and 23,929,256 shares issued and outstanding as of December 31, 2017, 2016 and 2015, respectively	25,349	24,679	23,929
Additional paid-in capital	9,969,520	5,202,749	4,720,417
Accumulated deficit	(14,552,887)	(11,470,377)	(10,502,595)
Total Stockholders' Deficiency	(4,557,374)	(6,242,949)	(5,758,249)
Total Liabilities and Stockholders' Deficiency	$531,677	$211,103	$214,829

The accompanying notes are an integral part of these consolidated financial statements.

CELL SOURCE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2017	2016	2015
Operating Expenses:
Research and development	$637,318	$554,185	$392,925
Research and development - related parties	839,538	812,638	829,970
Selling, general and administrative	815,947	951,783	1,097,580
Total Operating Expenses	2,292,803	2,318,606	2,320,475

Loss From Operations	(2,292,803)	(2,318,606)	(2,320,475)

Other (Expense) Income:
Interest expense	(174,970)	(243,425)	(32,612)
Interest expense - related parties	(3,000)	(3,000)	(3,000)
Amortization of debt discount	(389,218)	(1,238,351)	(340,668)
Amortization of debt discount - related parties	(48,944)	(35,000)	(15,600)
Change in fair value of derivative liabilities	590,173	2,870,600	208,250
Loss on exchange of notes payable for preferred shares	(725,355)	-	-
Loss on exchange of warrants for common shares	(38,393)	-	-
Total Other (Expense) Income	(789,707)	1,350,824	(183,630)

Net Loss	(3,082,510)	(967,782)	(2,504,105)

Dividend attributable to Series A preferred stockholders	(240,559)	-	-

Net Loss Applicable to Common Stockholders	$(3,323,069)	$(967,782)	$(2,504,105)

Net Loss Per Common Share - Basic and Diluted	$(0.12)	$(0.04)	$(0.10)

Weighted Average Common Shares Outstanding - Basic and Diluted	26,774,860	26,193,639	25,718,570

The accompanying notes are an integral part of these consolidated financial statements.

CELL SOURCE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

	Convertible Preferred				Additional		Total
	Stock - Series A		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance, December 31, 2014	-	$-	23,579,256	$23,579	$4,191,183	$(7,998,490)	$(3,783,728)

Common Stock issued as debt discount in connection with issuance of convertible notes payable	-	-	250,000	250	71,150	-	71,400
Stock-based compensation:
Common stock	-	-	100,000	100	39,900	-	40,000
Warrants	-	-	-	-	418,184	-	418,184
Net loss	-	-	-	-	-	(2,504,105)	(2,504,105)

Balance, December 31, 2015	-	$-	23,929,256	$23,929	$4,720,417	$(10,502,595)	$(5,758,249)

Common Stock issued as debt discount in connection with issuance of convertible notes payable	-	-	750,000	750	186,750	-	187,500
Elimination of liability due to related party in connection with revision of contract terms	-	-	-	-	200,000	-	200,000
Stock-based compensation - warrants	-	-	-	-	95,582	-	95,582
Net loss	-	-	-	-	-	(967,782)	(967,782)

Balance, December 31, 2016	-	$-	24,679,256	$24,679	$5,202,749	$(11,470,377)	$(6,242,949)

Issuance of Series A Convertible Preferred Stock for cash, net of offering expenses of $54,543	306,759	307	-	-	2,240,277	-	2,240,584
Issuance of Series A Convertible Preferred Stock in exchange for advances payable	23,834	24	-	-	178,722	-	178,746
Issuance of Series A Convertible Preferred Stock in exchange for notes payable	281,697	282	-	-	2,112,452	-	2,112,734
Issuance of Series A Convertible Preferred Stock as debt discount in connection with the issuance of notes payable	24,000	24	-	-	119,976	-	120,000
Issuance of Series A Convertible Preferred and Common Stock in connection with the extension of notes payable	7,500	7	243,750	244	116,937	-	117,188
Series A Convertible Preferred Stock dividends:
Accrual of earned dividends	-	-	-	-	(240,559)	-	(240,559)
Payment of dividends in-kind	-	-	176,230	176	131,997	-	132,173
Issuance of Common Stock in exchange for surrender of warrants	-	-	250,000	250	62,250	-	62,500
Stock-based compensation:
Warrants	-	-	-	-	44,719	-	44,719
Net loss	-	-	-	-	-	(3,082,510)	(3,082,510)

Balance, December 31, 2017	643,790	$644	25,349,236	$25,349	$9,969,520	$(14,552,887)	$(4,557,374)

The accompanying notes are an integral part of these consolidated financial statements.

CELL SOURCE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,
	2017	2016	2015
Cash Flows From Operating Activities:
Net loss	$(3,082,510)	$(967,782)	$(2,504,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	(590,173)	(2,870,600)	(208,250)
Amortization of debt discount	438,162	1,273,351	356,268
Loss on exchange of notes payable for equity	725,355	-	-
Loss on exchange of warrants for common shares	38,393	-	-
Depreciation	407	860	860
Stock-based compensation:
Common stock	-	-	100,000
Warrants	44,719	114,759	35,884
Changes in operating assets and liabilities:
Prepaid expenses	(23,105)	(39,949)	156,474
Other current assets	34,394	64,406	(108,662)
Def financing costs	-	-	(152,932)
Accounts payable	(17,270)	99,232	323,853
Accrued expenses	(134,671)	410,703	-
Accrued expenses - related parties	-	(7,955)	-
Accrued interest	155,804	242,789	-
Accrued interest - related parties	3,000	3,636	-
Accrued compensation	119,681	182,490	-
Net Cash Used In Operating Activities	(2,287,814)	(1,494,060)	(2,000,610)

Cash Flows From Financing Activities:
Proceeds from issuance of notes payable	135,000	1,503,000	1,577,500
Proceeds from issuance of notes payable - related party	225,000	-	-
Repayment of note payable - related party	-	(50,000)	-
Payment of debt issuance costs	-	(44,575)	(39,426)
Deferred financing costs	-	(20,000)	-
Proceeds from issuance of preferred stock - Series A	2,295,127	-	-
Proceeds from cash advances	-	102,426	450,000
Net Cash Provided By Financing Activities	2,655,127	1,490,851	1,988,074

Net Increase (Decrease) In Cash	367,313	(3,209)	(12,536)

Cash - Beginning of Year	3,735	6,944	19,480

Cash - End of Year	$371,048	$3,735	$6,944

Supplemental Disclosures of Cash Flow Information:

Non-cash investing and financing activities:
Preferred stock issued in exchange for notes and advances payable	$2,291,480	$-	$-
Reduction of additional paid-in capital for public offering issuance costs that were previously paid	$(54,543)	$-	$-
Accrual of earned preferred stock dividends	$(240,559)	$-	$-
Common stock issued in connection with payment of Series A Convertible Preferred Stock dividends in-kind	$132,173	$-	$-
Common stock issued in connection with exchange of warrants	$62,500	$-	$-
Stock issued in connection with issuances and extensions of notes payable	$237,188	$187,500	$71,400
Warrants and conversion options issued in connection with issuance and extension of notes payable	$67,080	$761,600	$650,150
Accrual of deferred financing costs	$-	$-	$159,574
Advances payable exchanged for a convertible note	$-	$250,000	$-
Elimination of liability due to related party in connection with revision of contract terms and recored as an increase to additional paid-in capital	$-	$200,000	$-
Accrued interest converted into convertible note	$-	$15,000	$-
Warrants issued in connection with deferred financing costs	$-	$4,800	$-
Reclassification of warrants to derivative liabilities	$-	$-	$482,300

The accompanying notes are an integral part of these consolidated financial statements.

CELL SOURCE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Business Organization and Nature of Operations

Cell Source, Inc. (“Cell Source”, “CSI” or the “Company”) is a Nevada corporation formed on June 6, 2012 that is the parent company of Cell Source Limited (“CSL”), which was founded in Israel in 2011 in order to commercialize a suite of inventions relating to certain cancer treatments. The Company is a biotechnology company focused on developing cell therapy treatments based on the management of immune tolerance. The Company’s lead prospective product is its patented Veto Cell immune system management technology, which is an immune tolerance biotechnology that enables the selective blocking of immune responses. CSL’s Veto Cell immune system management technology is based on technologies patented, owned, and licensed to Cell Source Limited by Yeda Research and Development Company Limited, an Israeli corporation ("Yeda"). The Company’s target indications include: lymphoma, leukemia and multiple myeloma through the facilitation of safer and more accessible stem cell (e.g. bone marrow) transplantation acceptance, treatment of end stage kidney disease and other non-malignant organ diseases through improved organ transplantation (broadened donor pool, reduced dependence on post-transplant anti-rejection therapy), and ultimately treating a variety of cancers and non-malignant diseases.

Note 2 – Going Concern and Management Plans

During the years ended December 31, 2017, 2016, and 2015, the Company had not generated any revenues, had recurring net losses of $3,083,000, $968,000, and $2,504,000, and used cash in operations of $2,288,000, $1,494,000 and $2,001,000, respectively. As of December 31, 2017, 2016, and 2015, the Company had a working capital deficiency of $4,557,000, $6,243,000, and $5,711,000, respectively. In addition, as of December 31, 2017, the Company had an accumulated deficit of approximately $14,553,000. Subsequent to December 31, 2017, and as more fully described in Note 13, Subsequent Events, the Company received $500,000 through the issuance of short term notes payable and $50,000 through the issuance of Series A Convertible Preferred Stock. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within twelve months from the date these financial statements are issued.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Note 3 – Summary of Significant Accounting Policies

Principles of Consolidation

The Company’s financial statements are consolidated and include the accounts of CSI and CSL. All significant intercompany transactions have been eliminated in the consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and the amounts disclosed in the related notes to the financial statements. Management bases its estimates and judgements on historical experience and on various other assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities reported in the Company’s balance sheets and the amounts of expenses reported for each of the periods presented are affected by estimates and assumptions, which are used for, but not limited to, fair value calculations for equity securities, establishment of valuation allowances for deferred tax assets, stock-based compensation, contingencies, the recoverability and useful lives of long-lived assets and the recovery of deferred costs. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates. Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the consolidated financial statements in the period that they are determined to be necessary. See the Stock-Based Compensation section of this footnote for additional discussion of the use of estimates in estimating the fair value of the Company’s common stock.

Cash and Cash Equivalents

The Company considers all highly-liquid instruments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2017, 2016, and 2015, the Company did not have any cash equivalents. The Company maintains cash in bank accounts, which, at times, may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company has not experienced any losses in such accounts, periodically evaluates the creditworthiness of the financial institutions and has determined the credit exposure to be negligible. As of December 31, 2017, the Company had domestic cash balances in excess of FDIC insured limits of $88,298.

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation which is recorded using the straight-line method at a rate sufficient to charge the cost of depreciable assets to operations over the estimated useful life, which is three years. Maintenance and repairs are charged to operations as incurred. As of December 31, 2017, 2016 and 2015, accumulated depreciation was $2,582, $2,175 and $1,315, respectively. During the years ended December 31, 2017, 2016 and 2015, depreciation expense was $407, $860 and $860, respectively.

Income Taxes

Cell Source, Inc. is the parent of Cell Source Limited, a wholly owned Israeli subsidiary, which files tax returns in Israel.

The Tax Cuts and Jobs Act (the “Act”) was enacted in the United States in December 2017. Among other things, the primary provision of the Act impacting the Company is the reduction to the U.S. corporate income tax rate from 35% to 21%, eliminating certain deductions and imposing a mandatory one-time transition tax on accumulated earnings of foreign subsidiaries. The change in tax law required the Company to remeasure existing net deferred tax assets using the lower rate in the period of enactment resulting in an income tax expense of approximately $430,000 which is fully offset by a corresponding tax benefit of $430,000 which related to the corresponding reduction in the valuation allowance for the year ended December 31, 2017. There were no specific impacts of the Act that could not be reasonably estimated which the Company accounted for under prior tax law. However, a continued analysis of the estimates and further guidance on the application of the law is ongoing, Accordingly, it is possible that additional revisions may occur throughout the allowable measurement period.

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

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2017, 2016 and 2015. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of operations.  There were no amounts accrued for interest or penalties as of or during the years ended December 31, 2017, 2016 and 2015.

Research and Development Costs

Research and development costs are expensed as they are incurred and consist of fees paid to consultants, clinical trials and related clinical manufacturing costs, license and milestone fees, and facilities.

Loss Per Share

The Company computes basic net loss per share by dividing net loss by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share includes the dilution that would occur upon the exercise or conversion of all dilutive securities into common stock using the “treasury stock” and/or “if converted” methods, as applicable. Weighted average shares outstanding for the years ended December 31, 2017, 2016 and 2015 includes the weighted average impact of warrants to purchase an aggregate of 2,043,835 shares of common stock because their exercise price was determined to be nominal.

The common stock equivalents associated with the following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	December 31,
	2017	2016	2015

Warrants	11,615,481	11,865,481	11,074,324
Convertible notes	1,530,433	2,028,999	2,166,331
Convertible preferred stock	6,437,900	-	-
Total	19,583,814	13,894,480	13,240,655

Convertible notes are assumed to be converted at the rate of $0.75 per common share.  However, as further described in Note 8, Notes Payable, such conversion rates are subject to adjustment under certain circumstances, which may result in the issuance of common shares greater than the amount indicated.

Deferred Financing Costs

The Company defers financing costs in conjunction with its debt and equity financing activities. Once the financing closes, the Company reclassifies such costs as either discounts to notes payable or as a reduction of proceeds received from equity transactions so that such costs are recorded as a reduction of additional paid-in capital.  As of December 31, 2017, 2016 and 2015, there was $0, $35,043 and $152,932, respectively, of unamortized deferred financing costs recorded on the balance sheet.

Stock-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award.  For non-employees, the fair value of the award is generally re-measured on financial reporting dates and vesting dates until the service period is complete. The fair value amount is then recognized over the period the services are required to be provided in exchange for the award, usually the vesting period. Because the Company’s common stock historically was not actively traded on a public market, the fair value of the Company’s restricted equity instruments is estimated by management based on observations of the sales prices of both restricted and freely tradable common stock, or instruments convertible into common stock. In connection with the years ended December 31, 2017 and 2016, the Company obtained a third-party valuation of its common stock, which was also considered in management’s estimation of value of the equity instruments issued during that period. This third-party valuation was done in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The estimates used by management are considered highly complex and subjective. The Company anticipates that once its shares begin trading, the use of such estimates will no longer be necessary to determine the fair value of its common stock.

Derivative Financial Instruments

The fair value of an embedded conversion option that is convertible into a variable amount of shares and/or warrants that include price protection reset provision features are deemed to be “down-round protection.” Such conversion options do not meet the scope exception for treatment as a derivative under ASC 815 “Derivatives and Hedging” since “down-round protection” is not an input into the calculation of the fair value of conversion options and warrants. Consequently, they are not considered “indexed to the Company’s own stock” which is a requirement for the scope exception under ASC 815.

The accounting treatment of derivative financial instruments requires that the Company record embedded conversion options and warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period.

The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

The Black-Scholes option pricing model was used to estimate the fair value of the warrants and conversion options. The model includes subjective input assumptions that can materially affect the fair value estimates. The Company determined the fair value under the Binomial Lattice Model and the Black-Scholes Valuation Model to be materially the same.

Notes payable conversion options are recorded as debt discounts and are amortized as interest expense over the term of the related debt instrument.

Sequencing Policy

On October 28, 2013, as a result of entering into warrant agreements which contained a variable conversion feature with no floor, the Company adopted a sequencing policy in accordance with ASC 815-40-35-12 whereby all instruments issued subsequent to that date were classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees or directors. Any warrants granted after this date were determined to be and were recorded as derivative liabilities.

Foreign Currency Translation

The New Israeli Shekel is the functional currency of CSL. Assets and liabilities are translated based on the exchange rates at the balance sheet date, while revenue and expense accounts are translated at the actual exchange rates in the effect of the date of the transaction during the year. Equity accounts are translated at historical exchange rates. The resulting translation gain and loss adjustments are accumulated as a component of other comprehensive income. Foreign currency gains and losses resulting from transactions denominated in foreign currencies, including intercompany transactions, are included in results of operations.

The Company recorded approximately $18,000, $600 and $2,000 of transaction losses for the years ended December 31, 2017, 2016 and 2015, respectively. Such amounts have been classified within general and administrative expenses in the accompanying consolidated statements of operations.

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) and its components in its consolidated financial statements. Comprehensive income (loss) consists of net loss and foreign currency translation adjustments affecting stockholders’ deficit that, under U.S. GAAP, are excluded from net loss. The differences between net loss as reported and comprehensive income (loss) have historically been immaterial. As of December 31, 2017, the exchange rate between the U.S. Dollar and the New Israeli Shekel was 1 to 3.48 and the weighted average exchange rate for the year then ended was 1 to 3.60, respectively. As of December 31, 2016, the exchange rate between the U.S. Dollar and the New Israeli Shekel was 1.00 to 3.84 and the weighted average exchange rate for the year then ended was 1 to 3.83, respectively. As of December 31, 2015, the exchange rate between U.S. Dollars and Israeli Shekel was 1.00 to 3.90 and the weighted average exchange rate for the year then ended was 1 to 3.88.

Reclassifications

Certain prior period amounts have been reclassified to conform to the fiscal 2017 presentation. These reclassifications have no impact on the previously reported net loss.

Recent Accounting Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2015-03, Interest – Imputation of Interest (Subtopic 835-30). The ASU was issued as part of FASB’s current plan to simplify overly complex standards. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. The update requires retrospective application to all prior period amounts presented. This update is effective for annual and interim periods beginning on or after December 15, 2015, with early application permitted for financial statements that have not been issued. The Company adopted ASU 2015-03 effective January 1, 2016 with no impact on its consolidated financial position or results of operations.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” ("ASU 2015-17"). ASU 2015-17 will be effective beginning with the Company's fiscal year 2018 annual report and interim periods thereafter, with early adoption permitted. In this update, entities are required to present all deferred tax liabilities and assets as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The standard can be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. As this standard only impacts presentation, the adoption of ASU 2015-17 is not expected to have an impact on the Company's consolidated financial condition, results of operations or cash flows.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718)” (“ASU 2016-09”). ASU 2016-09 requires an entity to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company adopted ASU 2016-09 effective January 1, 2017 with no impact on its consolidated financial position or results of operations.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. ASU 2016-15 requires adoption on a retrospective basis unless it is impracticable to apply, in which case the Company would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated cash flows and related disclosures.

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718)” (“ASU 2017-09”). ASU 2017-09 provides clarity on the accounting for modifications of stock-based awards. ASU 2017-09 requires adoption on a prospective basis in the annual and interim periods beginning after December 15, 2017. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated financial statements or disclosures.

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260) and Derivatives and Hedging (Topic 815) - Accounting for Certain Financial Instruments with Down Round Features” (“ASU 2017-11”). Equity-linked instruments, such as warrants and convertible instruments may contain down round features that result in the strike price being reduced on the basis of the pricing of future equity offerings. Under ASU 2017-11, a down round feature will no longer require a freestanding equity-linked instrument (or embedded conversion option) to be classified as a liability that is remeasured at fair value through the income statement (i.e. marked-to-market). However, other features of the equity-linked instrument (or embedded conversion option) must still be evaluated to determine whether liability or equity classification is appropriate. Equity classified instruments are not marked-to-market. For earnings per share (“EPS”) reporting, the ASU requires companies to recognize the effect of the down round feature only when it is triggered by treating it as a dividend and as a reduction of income available to common shareholders in basic EPS. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated financial statements and related disclosures.

The Company has evaluated all new accounting standards that are in effect and may impact its consolidated financial statements and does not believe that there are any other new accounting standards that have been issued that might have a material impact on its financial position or results of operations.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before these financial statements are issued. Based upon that evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements except as disclosed in Note 13, Subsequent Events.

Note 4 – Fair Value

The Company determines the estimated fair value of amounts presented in these consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the financial statements are not necessarily indicative of the amounts that could be realized in a current exchange between buyer and seller. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. These fair value estimates were based upon pertinent information available as of December 31, 2017, 2016 and 2015, and, as of those dates, the carrying value of all amounts approximates fair value. The Company estimated the fair value of its restricted common stock during the years ended December 31, 2017, 2016 and 2015 based on observations of the sales of Preferred Stock convertible into common stock as well as thinly traded volume and closing prices of its common stock. During the years ended December 31, 2017 and 2016, the Company obtained a third-party valuation of its common stock, which was also considered in management’s estimation of the fair value of its restricted common stock for such periods. See Note 3, Summary of Significant Accounting Policies — Stock-Based Compensation for additional discussion of the use of estimates in estimating the fair value of the Company’s common stock.

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

The following table summarizes the valuation of the Company’s derivatives by the above fair value hierarchy levels as of December 31, 2017, 2016 and 2015 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Accrued compensation	$79,262	$-	$-	$79,262
Derivative liability	628,200	-	-	628,200

Balance - December 31, 2017	$707,462	$-	$-	$707,462

Accrued compensation	$79,178	$-	$-	$79,178
Derivative liability	1,175,400	-	-	1,175,400

Balance - December 31, 2016	$1,254,578	$-	$-	$1,254,578

Accrued compensation	$60,000	$-	$-	$60,000
Derivative liability	3,279,600	-	-	3,279,600

Balance - December 31, 2015	$3,339,600	$-	$-	$3,339,600

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. The Company’s Level 3 liabilities shown in the above table consist of warrants with “down-round protection”, as the Company is unable to determine if it will have sufficient authorized common stock to settle such arrangements, warrants deemed to be derivative liabilities according to the Company’s sequencing policy in accordance with ASC 815-40-35-12, the conversion option of convertible notes payable and an accrued obligation to issue a warrant and common stock.

Assumptions utilized in the valuation of Level 3 liabilities are described as follows:

	For the Years Ended
	December 31,
	2017	2016	2015

Risk-free interest rate	1.04% - 2.09%	0.21% - 1.93%	0.14% - 1.93%
Expected term (years)	0.25 - 4.00	0.04 - 5.00	0.04 - 6.50
Expected volatility	110%	110% - 159%	159% - 172%
Expected dividends	0.00%	0.00%	0.00%

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all Level 3 liabilities measured at fair value on a recurring basis using unobservable inputs during the years ended December 31, 2017, 2016 and 2015:

	Accrued	Derivative
	Compensation	Liability	Total

Balance - December 31, 2014	$901,300	$2,318,700	$3,220,000

Issuance of warrants and conversion options	-	686,850	686,850
Accrual of warrant and common stock obligation	110,684	-	110,684
Change in fair value	(51,500)	(208,250)	(259,750)
Reclassification to equity upon issuance	(418,184)	-	(418,184)
Reclassification to derivative liability upon issuance	(482,300)	482,300	-

Balance - December 31, 2015	$60,000	$3,279,600	$3,339,600

Issuance of warrants and conversion options	-	766,400	766,400
Accrual of obligations	44,033	-	44,033
Change in fair value	(24,855)	(2,870,600)	(2,895,455)

Balance - December 31, 2016	$79,178	$1,175,400	$1,254,578

Issuance of warrants and conversion options	-	67,080	67,080
Exchange of warrant for common stock	-	(24,107)	(24,107)
Accrual of obligations	-	-	-
Change in fair value	85	(590,173)	(590,088)

Balance - December 31, 2017	$79,262	$628,200	$707,462

The Company’s significant financial instruments such as cash, other current assets, accounts payable, accrued expenses and notes payable were deemed to approximate fair value due to their short-term nature.

On November 10, 2014, in connection with the effectiveness of a registration statement filed on behalf of certain investors, the Company became obligated to issue to certain founders of Cell Source Limited five-year warrants to purchase an aggregate of 3,000,000 shares of common stock at an exercise price of $0.75 per share. As a result, during the year ended December 31, 2014, the Company accrued for the value of the obligation, which was the value of the warrants as computed using the Black Scholes option pricing model to be an aggregate of $901,300, which was recorded as stock-based compensation expense in the consolidated statements of operations and included in accrued compensation in the consolidated balance sheet as of December 31, 2014. During the year ended December 31, 2015, the Company issued the warrants to purchase an aggregate of 3,000,000 shares of common stock, of which, (i) warrants to purchase an aggregate of 1,300,000 shares of common stock were issued to employees with an issuance date value of $367,500 and reclassified to equity; and (ii) warrants to purchase an aggregate of 1,700,000 shares of common stock were issued to non-employees with an issuance date value of $482,300 and reclassified to derivative liability.

Of the warrants to purchase an aggregate of 3,000,000 shares of common stock issued in 2015, warrants to purchase an aggregate of 2,400,000 shares of common stock contain a provision that provides the Company with an option, prior to the expiration date, to redeem all of the warrants then outstanding upon not less than thirty-days’ notice nor more than sixty-days’ notice to the applicable holder, at a redemption price of $0.01 per share, subject to the conditions that: (i) there is an effective registration statement covering the resale of the underlying shares of common stock; and (ii) the common stock has traded for twenty consecutive days with a closing price of at least $2.50 per share with an average trading volume of 100,000 shares per day.

On December 28, 2017, the Company exchanged warrants for the purchase of up to 250,000 shares of common stock with a total value of $24,107 for the issuance of 250,000 shares of common stock as more fully described in Note 10, Stockholder's Deficiency.

As of December 31, 2017, 2016 and 2015, the Company had an obligation to issue 150,000 shares of common stock to a service provider. The shares had a fair value of $60,000, which was a component of accrued compensation in the consolidated balance sheets as of December 31, 2017, 2016 and 2015 and was included within stock-based compensation expense during the year ended December 31, 2015.

See Note 8, Notes Payable and Note 11, Commitments and Contingencies for additional details associated with the issuance of warrants which were deemed to be derivative liabilities.

Note 5 – Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2017	2016	2015

Accrued research and development	$245,504	$247,930	$186,815
Accrued legal fees	119,216	154,362	177,574
Accrued other professional fees	50,731	3,937	30,524
Accrued director compensation	12,000	12,000	12,000
Accrued Scientified Advisory Board compensation	109,000	83,000	31,000
Other accrued expenses	284,793	373,982	3,572
Total accrued expenses	$821,244	$875,211	$441,485

Note 6 – Accrued Compensation

Accrued compensation consisted of the following:

	December 31,
	2017	2016	2015

Witholding tax	$147,082	$102,492	$41,443
Social security	54,218	37,958	14,395
Stock-based compensation expense	60,000	60,000	60,000
Pension insurance	97,221	59,310	26,749
Accrued payroll	132,366	136,469	93,166
Vacation	38,059	28,096	20,210
Severance	97,812	82,838	$68,710
	$626,758	$507,163	325,673

Note 7 – Advances Payable

Advances payable represent monies received from investors/lenders during the years ended December 31, 2017, 2016 and 2015 in advance of the closing dates of various financings discussed in Note 8, Notes Payable and Note 10, Stockholders' Deficiency.

Note 8 – Notes Payable

The Company has a variety of outstanding debt instruments consisting of: a) notes payable, b) notes payable to related parties, c) convertible notes payable, and d) convertible notes payable due to related parties.  The notes within each of those groups are described in the sections below

a) Notes payable consist of the following:

		December 31,
		2017	2016	2015

i)	Notes issued on March 26, 2015, net of debt discounts	$500,000	$474,050	$458,400
ii)	Note issued on May 15, 2015, net of debt discounts	183,468	250,000	250,000
iii)	Notes issued on March 8, 2016, net of debt discounts	300,000	600,000	-
iv)	Note issued on May 10, 2016	53,000	53,000	-
v)	Notes issued on various dates from July 20, 2016 to October 13, 2016, net of debt discounts	137,206	436,900	-

Total		$1,173,674	$1,813,950	$708,400

Details regarding these notes are as follows:

i)
On March 26, 2015, the Company issued two notes payable in the principal amount of $250,000 each and warrants for the purchase of a total of 500,000 shares of common stock at $0.75 per share for a period of four years. These notes did not accrue interest and matured on March 26, 2016.  The warrants were 100% vested upon issuance, valued at $177,200 on the date of issuance, and recorded as a debt discount. The discount was amortized to expense over the term of those notes.

One note was extended twice subsequent to March 26, 2016 and the current maturity date is June 30, 2017.  In connection with those extensions, the Company issued a total of 375,000 shares of common stock, (250,000 and 125,000 on August 10, 2016 and November 25, 2016, respectively). Those shares were valued at a total of $93,750 on the dates of issuance and recorded as debt discounts. Such discounts were amortized to expense over the terms of those extension periods.

As of December 31, 2017, the Company is not in compliance with the terms of these notes due to non-payment of principal.  However, the holders have not issued notices of default.

ii)
On May 15, 2015, the Company issued a note payable in the principal amount of $250,000 and warrants for the purchase of 250,000 shares of common stock at $0.75 per share for a period of four years. This note accrued interest at the rate of 12% per annum and matured on September 15, 2015.  The warrants were 100% vested upon issuance, valued at $88,600 on the date of issuance, and recorded as a debt discount. The discount was amortized to expense over the term of this note.

At the maturity date, this note was extended subsequent to September 15, 2015 and the current maturity date was March 31, 2018. In connection with the latest extension on December 28, 2017, the Company:

•
Issued 5,000 shares of Series A Preferred Stock. Those shares were valued at $37,500 on the date of issuance, recorded as a debt discount, and amortized to expense over the terms of those extension periods; and

•	Issued 125,000 shares of common stock. Those shares were valued at $31,250 on the date of issuance, recorded as a debt discount, and amortized to expense over the terms of those extension periods; and

•	Issued 250,000 shares of common stock in exchange for outstanding warrants as more fully described in Note 10, Stockholders' Deficiency.

As of the date of this report, the Company is not in compliance with the terms of this note due to non-payment of principal. However, the holder has not issued a notice of default.

iii)
On March 8, 2016, the Company issued two notes payable in the total principal amount of $600,000 and warrants for the purchase of a total of 300,000 shares of common stock at $0.75 per share for a period of four years. These notes accrued interest at the rate of 10% per annum and matured on September 8, 2016.  The warrants were 100% vested upon issuance, valued at $93,400 on the date of issuance, and recorded as a debt discount. The discount was amortized to expense over the term of those notes. In accordance with the Company's sequencing policy, these warrants were determined to be and were recorded as derivative liabilities.

On March 8, 2017, the holder of one of these notes with the principal amount of $300,000 and accrued interest of $30,000 exchanged that note for 66,000 shares of the Company's Series A Preferred Stock. The value of the shares issued exceeded the carrying value of the debt and accrued interest and, as more fully discussed in Note 10, Stockholders’ Deficiency - Series A Preferred Stock and Private Placement Memorandum, this difference of $165,000 was recorded in the Consolidated Statements of Operations as a loss on exchange of notes payable for preferred shares.

As of December 31, 2017, the Company is not in compliance with the terms of the remaining note with a principal amount of $300,000 due to non-payment of principal.  However, the holder has not issued a notice of default.

iv)	On May 10, 2016, the Company issued a note payable in the principal amount of $53,000. This note accrued interest at the rate of 6% per annum and matured on November 10, 2016.

As of December 31, 2017, the Company is not in compliance with the terms of this note due to non-payment of principal.  However, the holder has not issued a notice of default.

v)
On various dates from July 20, 2016 to October 13, 2016, the Company issued a series of five notes payable in the total principal amount of $460,000 and warrants to purchase of 345,000 shares of common stock at $0.75 per share for a period of five years. These notes accrued interest at the rate of 10% per annum and matured on various dates from January 1, 2017 to April 13, 2017.  The warrants were 100% vested upon issuance, valued at a total of $121,700 on the date of issuance, and were recorded as a debt discount. The discount was amortized to expense over the term of those notes. In accordance with the Company's sequencing policy, these warrants were determined to be and were recorded as derivative liabilities.

On March 8, 2017, the holders of three of these notes with the total principal amount of $300,000 and accrued interest of $19,167 exchanged those notes for 63,833 shares of the Company's Series A Preferred Stock.  The value of the shares issued exceeded the carrying value of the debt and accrued interest and, as more fully discussed in Note 10, Stockholders’ Deficiency - Series A Preferred Stock and Private Placement Memorandum, this difference of $159,585 was recorded in the Consolidated Statements of Operations as a loss on exchange of notes payable for preferred shares.

On December 28, 2017, the maturity date of one of these notes with the principal amount of $100,000 was extended from its original maturity date of February 4, 2017 and the current maturity date is January 31, 2018. In connection with that extension, the Company issued a total of 25,000 shares of common stock and 2,500 shares of Series A Preferred Stock. Those shares were valued at a total of $6,250 and $18,750, respectively, on the date of issuance and were recorded as debt discounts. Such discounts were amortized to expense over the terms of those extension periods.

As of December 31, 2017 and through the date of this report, the Company is not in compliance with the terms of these notes due to non-payment of principal.  However, the holders have not issued notices of default.

The warrants issued for the purchase of a total of 1,145,000 shares of common stock in connection with the notes payable described above may be redeemed by the Company at $0.01 per common share, subject to certain notice requirements, under the following circumstances:

•	There is an effective registration statement covering the resale of the underlying shares of common stock; and

•
The common stock has traded for twenty consecutive trading days prior to notice to the warrant holder with a closing price of at least $2.50 per share and an average trading volume of 100,000 shares per day.

As of the date of filing, the notes payable described above with a total principal balance of $1,282,500 were past due, however, no penalties or additional interest are associated with the notes payable as a result. Accrued interest related to these notes payable was an aggregate of $164,459 as of December 31, 2017. The Company has not satisfied these debts and is in negotiations with the noteholders to extend the maturity dates of such notes or convert the principal and accrued interest into equity.

b) Notes payable due to related parties consist of the following:

		December 31,
		2017	2016	2015

i)	Notes issued on November 11 and 26, 2015, net of debt discounts	$50,000	$50,000	$100,000
ii)	Notes issued on July 20, 2015, net of debt discounts	100,000	97,700	80,700

Total		$150,000	$147,700	$180,700

Details regarding these notes are as follows:

i)
On November 11 and 26, 2014, the Company issued to its Chief Executive Officer two promissory notes totaling $100,000. These notes accrued interest at the rate of 6% per annum and matured six months after issuance. Principal of $50,000 was repaid on March 31, 2016. The maturity date of the remaining note has been extended to September 30, 2018 and as of that date principal and interest of $50,000 and $13,310, respectively, was due to this related party.

ii)
On July 20, 2015, the Company issued to a member of its Board of Directors a note payable in the principal amount of $100,000 and warrants for the purchase of a total of 100,000 shares of common stock at $0.75 per share for a period of four years. This note did not accrue interest and matured on January 24, 2017.  The warrants were 100% vested upon issuance, valued at $34,900 on the date of issuance, and recorded as a debt discount. The discount was amortized to expense over the term of those notes.

The maturity date of this note was extended on July 20, 2016 to January 24, 2017.  In connection with that extension, the Company issued warrants for the purchase of a total of 60,000 shares of common stock at $0.75 per share for a period of three years. The warrants were 100% vested upon issuance, valued at $18,000 on the date of issuance, and recorded as a debt discount. The discount was amortized to expense over the term of those notes. In accordance with the Company's sequencing policy, these warrants were determined to be and recorded as derivative liabilities.

The warrants issued in connection with this note contain an exercise limitation such that at no time may the warrant be exercised if the shares of common stock to be issued upon such exercise would exceed, when aggregated with all other shares of common stock owned by the holder, 4.99% of the issued and outstanding shares of the common stock of the Company.

As of December 31, 2017, the Company is not in compliance with the terms of this note due to non-payment of principal.  As of that date, principal and a late fee of $100,000 and $5,000, respectively, are due to this related party. However, the holder has not issued a notice of default.

c) Convertible notes payable, including current and long-term amounts, consist of the following:

		December 31,
		2017	2016	2015

i)	Convertible notes issued on July 24, 2015, net of debt discounts	$127,841	$142,200	$110,300
ii)	Convertible notes issued on October 7, 2015, net of debt discounts	265,000	239,250	194,800
iii)	Convertible notes issued on November 9 and 17, 2015, net of debt discounts	-	264,250	71,950
iv)	Convertible notes issued on various dates from January 6, 2016 to March 15, 2016, net of debt discounts	290,000	230,520	-
v)	Convertible note issued on January 14, 2016, net of debt discounts	-	250,000	-
vi)	Convertible notes issued on May 18, 2017, net of debt discounts	117,986	-	-

Total		$800,827	$1,126,220	$377,050

Details regarding these convertible notes are as follows:

i)
On July 24, 2015, the Company issued three convertible notes payable in the total principal amount of $145,000 and warrants for the purchase of a total of 145,000 shares of common stock at $0.75 per share for a period of four years. These notes accrued interest at the rate of 10% per annum after the first ninety days they were outstanding and matured on July 24, 2016.  The conversion option was valued at $10,900 on the date of issuance and were recorded as a debt discount. The warrants were 100% vested upon issuance, valued at $50,600 on the date of issuance, and recorded as a debt discount. These discounts were amortized to expense over the term of those notes.

Additionally, these notes contain the following provisions:

•	These notes must be repaid if Company receives $3,000,000 or more in proceeds from the closing of any offering or offerings after July 24, 2015; and

•
On or after the sixteenth day following the maturity dates, the holders have the option to convert all or part of the outstanding principal and accrued but unpaid interest into shares of common stock at a conversion price equal to the lesser of (i) $0.75; or (ii) seventy percent of the average daily volume weighted average price (“VWAP”) of common stock for the twenty trading days prior to the maturity date.

On July 22, 2016, the maturity date of these three notes was extended to January 24, 2017.  In connection with that extension, the Company issued warrants for the purchase of a total of 72,500 shares of common stock at $0.75 per share for a period of three years. The warrants were 100% vested upon issuance, valued at $21,800 on the date of issuance, and recorded as a debt discount. The discount was amortized to expense over the term of those notes. In accordance with the Company's sequencing policy, these warrants were determined to be and recorded as derivative liabilities.

The warrants issued in connection with these notes contain an exercise limitation such that at no time may the warrant be exercised if the shares of common stock to be issued upon such exercise would exceed, when aggregated with all other shares of common stock owned by the holder, 4.99% of the issued and outstanding shares of the common stock of the Company.

On August 15, 2017, the maturity dates of two of these notes were extended to February 15, 2018.  In connection with that extension, the Company issued 93,750 common shares. The shares were valued at $23,438 on the date of issuance and recorded as a debt discount. These discounts were amortized to expense over the remaining term of the notes.

The warrants issued for the purchase of a total of 217,500 shares of common in connection with the notes payable described above may be redeemed by the Company at $0.01 per common share, subject to certain notice requirements, under the following circumstances:

•	There is an effective registration statement covering the resale of the underlying shares of common stock; and

•
The common stock has traded for twenty consecutive trading days prior to notice to the warrant holder with a closing price of at least $2.50 per share and an average trading volume of 100,000 shares per day.

As of December 31, 2017 and through the date of this report, the Company is not in compliance with the terms of these notes due to non-payment of principal.  However, the holders have not issued notices of default.

ii)
On October 7, 2015, the Company issued two convertible notes payable in the total principal amount of $250,000 and 250,000 shares of common stock. These notes accrued interest at the rate of 6% per annum and matured on October 7, 2016.  The conversion option was valued at $600 on the date of issuance and recorded as a debt discount. The common shares were valued at $71,400 on the date of issuance and recorded as a debt discount with a corresponding increase to additional paid-in capital. These discounts were amortized to expense over the term of the notes.

Under the terms of these notes, principal and any accrued and unpaid interest may be converted into common stock at the option of the holders for a period of fifteen days beginning on the maturity date at a conversion price of $0.75 per share.

On November 25, 2016, the maturity date of these two notes was extended to June 30, 2017.  In connection with that extension, the Company and the holders agreed that accrued interest would be converted into two notes in the total principal amount of $15,000 with a maturity date of June 30, 2017, the original two notes in the total principal amount of $250,000 would no longer accrue interest, and the Company issued a total of 125,000 shares of common stock to the holders. Those shares were valued at a total of $50,000 on the date of issuance and recorded as debt discounts. Such discounts were amortized to expense over the term of those extension period.

As of December 31, 2017, the Company is not in compliance with the terms of these notes due to non-payment of principal.  However, the holders have not issued notices of default.

iii)
On November 9 and 17, 2015, the Company issued a series of convertible notes payable in the total principal amount of $332,500. These notes accrued interest at the rate of 10% per annum and matured on May 9 and 17, 2017.  The conversion option was valued at $287,350 on the date of issuance and recorded as a debt discount. Such discount was amortized to expense over the term of those notes. In accordance with the Company's sequencing policy, this conversion option was determined to be and recorded as a derivative liability.

On May 18 and 24, 2017, the holders exchanged these notes with total principal and interest of $332,500 and $49,875, respectively, for 76,475 shares of Series A Preferred Stock. The value of the shares issued exceeded the carrying value of the debt and accrued interest and, as more fully discussed in Note 10 - Stockholders’ Deficiency - Series A Preferred Stock and Private Placement Memorandum, this difference of $191,190 was recorded in the Consolidated Statements of Operations as a loss on exchange of notes payable for preferred shares.

iv)
On various dates from January 6, 2016 through March 15, 2016, the Company issued a series of convertible notes payable in the total principal amount of $390,000. These notes accrued interest at the rate of 10% per annum and matured on various dates from July 6, 2017 through September 15, 2017.  The conversion option was valued at $327,700 on the date of issuance and recorded as a debt discount. Such discount was amortized to expense over the term of those notes. In accordance with the Company's sequencing policy, the conversion options were determined to be and recorded as a derivative liability.

These notes automatically convert into shares of the Company’s common stock upon the earlier of (i) the closing of an offering of equity securities pursuant to which the Company receives an aggregate of at least $5,000,000 in gross proceeds (“Qualified Financing”); (ii) the closing of a strategic transaction (including but not limited to the Company’s entry into a joint venture or partnership agreement or the sublicensing of the Company’s intellectual property) pursuant to which the Company, directly or indirectly, receives, or expects to receive within eighteen months, cash, assets or other consideration with a total aggregate value of at least $4,000,000 (“Strategic Transaction”); or (iii) the Maturity Date of the 10% Convertible Notes.

In the event the 10% Convertible Notes are converted upon the occurrence of a Qualified Financing (the “QF Conversion Shares”), the conversion price of the 10% Convertible Notes shall be the lesser of (i) seventy percent (70%) of the price per share or per unit (assuming the unit includes one share of common stock or the price per unit divided by the number of shares of common stock underlying such unit) at which the Company sells its securities in a Qualified Financing; or (ii) $0.75. The QF Conversion Shares shall be subject to a prohibition on any sale, pledge or transfer for a period of six (6) months from the date of the closing on which the Company generates aggregate gross proceeds under the Qualified Financing of at least $5,000,000. In the event the 10% Convertible Notes are converted upon the occurrence of a Strategic Transaction (the “ST Conversion Shares”), the conversion price of the 10% Convertible Notes shall be equal to $0.75. In addition, upon conversion of the 10% Convertible Notes following the occurrence of a Qualified Financing or a Strategic Transaction, each holder of a 10% Convertible Note shall automatically receive five-year warrants to purchase that number of shares of common stock into which the 10% Convertible Notes are convertible and such warrants shall have an exercise price equal to one hundred ten percent (110%) of the per-share or per unit (assuming the unit includes one share of common stock or the price per unit divided by the number of shares of common stock underlying such unit) at which the Company sells its securities in a Qualified Financing or $0.825 in the case of a Strategic Transaction, as applicable. The ST Conversion Shares shall be subject to a prohibition on any sale, pledge or transfer for a period of six (6) months from the date of the closing of a Strategic Transaction. In the event the 10% Convertible Notes are automatically converted upon the Maturity Date, the conversion price of the 10% Convertible Notes shall be equal to the quotient obtained by dividing $15 million by the aggregate number of outstanding shares of the common stock, measured on a fully-diluted basis, excluding certain shares, on the date immediately preceding the Maturity Date (the “Maturity Conversion Price”). In addition, in the event of an automatic conversion of the 10% Convertible Notes upon the Maturity Date, the holder shall automatically receive five-year warrants to purchase that number of common stock into which the 10% Convertible Notes are convertible and such warrants shall have an exercise price equal to the Maturity Conversion Price.

On October 3, 2017, the holders of one of these notes with the total principal amount of $100,000 and accrued interest of $15,417 exchanged that note for 15,389 shares of the Company's Series A Preferred Stock as more fully described in Note 10, Stockholders’ Deficiency.  There was no gain or loss in connection with this exchange.

As of December 31, 2017 and through the date of this report, the Company is not in compliance with the terms of the remaining notes totaling $290,000 due to non-payment of principal and interest.  However, the holders have not issued notices of default.

v)
On January 14, 2016, the Company issued a convertible note payable in the principal amount of $250,000. This note accrued interest at the rate of 10% per annum beginning from the date the funds were advanced on January 28, 2015 and matured on July 27, 2016.  The conversion option was valued at $179,000 on January 14, 2016, the date such terms were formalized, and recorded as a debt discount. Such discount was amortized to expense over the remaining term of the note. In accordance with the Company's sequencing policy, this conversion option was determined to be and recorded as a derivative liability.

On January 19, 2017, the holder exchanged the note with total principal and interest of $250,000 and $50,000, respectively, for 60,000 shares of Series A Preferred Stock. The value of the shares issued exceeded the carrying value of the debt and accrued interest and, as more fully discussed in Note 10, Stockholders’ Deficiency - Series A Preferred Stock and Private Placement Memorandum, this difference of $150,000 was recorded in the Consolidated Statements of Operations as a loss on exchange of notes payable for preferred shares.

vi)
On May 18, 2017, the Company issued three convertible notes payable in the total principal amount of $135,000 and a total of 9,000 shares of Series A Preferred Stock. These notes did not accrue interest and matured on May 18, 2018.  Proceeds from the issuance of such notes were allocated proportionately to the value of the notes and the shares. Consequently, those shares were allocated $45,000 on the date of issuance and recorded as debt discounts. Such discounts were amortized to expense over the term of those notes.

As of the date of this report, the Company is not in compliance with the terms of these notes due to non-payment of principal. However, the holders have not issued notices of default.

d) Convertible notes payable due to related parties consist of the following:

	December 31,
	2017	2016	2015

Convertible notes issued on May 18, 2017, net of debt discounts	$196,644	-	-

On May 18, 2017, the Company issued to two entities individually controlled by two members of the Company's Board of Directors convertible notes payable in the total principal amount of $225,000 and a total of 15,000 shares of Series A Preferred Stock. These notes did not accrue interest and matured on May 18, 2018.  Proceeds from the issuance of such notes were allocated proportionately to the value of the notes and the shares. Consequently, those shares were allocated $75,000 on the date of issuance and recorded as debt discounts. Such discounts were amortized to expense over the term of those notes. As of December 31, 2017, principal of $225,000 is due to these related parties.

As of the date of this report, the Company is not in compliance with the terms of these notes due to non-payment of principal.  However, the holders have not issued notices of default.

Annual expense for interest and amortization of debt discounts were as follows:

•	During the years ended December 31, 2017, 2016 and 2015, the Company recorded interest expense related to notes payable of $177,970, $246,425 and $35,612, respectively.

•	During the years ended December 31, 2017, 2016 and 2015, the Company recorded amortization of debt discount of $438,162, $1,273,351 and $356,268, respectively.

Note 9 – Income Taxes

Cell Source, Inc. is the parent of Cell Source Limited, a wholly owned Israeli subsidiary, which files tax returns in Israel.

In December 2017, the U.S. Congress enacted The Tax Cuts and Jobs Act (the “Act”). The primary provisions of the Act impacting the Company is the reduction to the U.S. corporate income tax rate from 35% to 21%, eliminating certain deductions, and imposing a mandatory one-time transition tax on accumulated earnings of foreign subsidiaries. The change in tax law required the Company to remeasure existing net deferred tax assets using the lower rate in the period of enactment resulting in an income tax expense of approximately $430,000 which is fully offset by a corresponding tax benefit of $430,000 which related to the corresponding reduction in the valuation allowance for the year ended December 31, 2017. There were no specific impacts of Tax Reform that could not be reasonably estimated which the Company accounted for under prior tax law. However, a continued analysis of the estimates and further guidance on the application of the law is ongoing. Accordingly, it is possible that additional revisions may occur throughout the allowable measurement period.

The Israeli and U.S. components of income before income taxes were as follows:

	For the Years Ended December 31,
	2017	2016	2015

Israel	$(1,793,483)	$(2,008,136)	$(1,986,936)
United States	(1,289,027)	1,040,354	(517,169)
Income before income taxes	$(3,082,510)	$(967,782)	$(2,504,105)

The tax effects of temporary differences that give rise to deferred tax assets are presented below:

	December 31,
	2017	2016	2015

Net operating loss carryforwards	$3,712,000	$3,310,000	$2,094,000
Foreign deferred research and development costs	331,000	317,000	356,000
Stock-based compensation expense	26,000	34,000	26,000
Deferred tax assets	4,069,000	3,661,000	2,476,000
Valuation allowance	(4,069,000)	(3,661,000)	(2,476,000)
Deferred tax assets, net	$-	$-	-

The income tax provision (benefit) for the years ended December 31, 2017, 2016 and 2015 consists of the following:

	For the Years Ended December 31
	2017	2016	2015
Current
Foreign	$-	$-	$-
Federal	-	-	-
U.S. State and local	-	-	-

Deferred
Foreign	(357,000)	(390,000)	(358,000)
Federal	110,000	(623,000)	(226,000)
U.S. State and local	(161,000)	(172,000)	(62,000)
	(408,000)	(1,185,000)	(646,000)
Change in valuation allowance	408,000	1,185,000	646,000
Income tax provision (benefit)	$-	$-	$-

The reconciliation of the expected tax expense (benefit) based on the U.S. federal statutory rates for 2017, 2016 and 2015, respectively, with the actual expense is as follows:

	For the Years Ended December 31,
	2017	2016	2015

Expected federal statutory rate	(34.0%)	(34.0%)	(34.0%)
State and local taxes, net of federal tax benefit	(9.4%)	(9.4%)	(2.5%)
Statutory rate differential - domestic vs. foreign	11.3%	38.2%	7.7%
Permanent differences	3.1%	(124.4%)	0.6%
Change in tax rates and other	15.8%	7.2%	2.4%
Change in valuation allowance	13.2%	122.4%	25.8%
Income tax provision (benefit)	0.0%	0.0%	0.0%

At December 31, 2017, 2016 and 2015, the Company had approximately $10,758,000, $8,881,000 and $6,808,000, respectively, of foreign net operating losses (“NOLs”) that may be available to offset future taxable income indefinitely. At December 31, 2017, 2016 and 2015, the Company had approximately $3,832,000, $2,716,000 and $905,000, respectively, of domestic federal and state NOLs that may be available to offset future taxable income. Such NOLs will expire for domestic federal purposes between 2034 and 2037. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s domestic federal NOLs may be subject to annual limitations following greater than 50% ownership changes. There were no ownership changes greater than 50% impacting post-reverse merger NOLs.

The Company assesses the likelihood that deferred tax assets will be realized. ASC 740, “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of December 31, 2017, 2016 and 2015. For the years ended December 31, 2017, 2016 and 2015, the increase in the valuation allowance was approximately $408,000, $1,185,000 and $646,000, respectively.

Cell Source, Inc. files income tax returns in the U.S. federal jurisdiction and the state and city of New York which remain subject to examination by such various taxing authorities beginning with the tax year ended December 31, 2014. The Company is in the process of preparing returns for the tax years ended December 31, 2016 and 2017. Cell Source Limited, a wholly owned Israeli subsidiary, files income tax returns with the government of the State of Israel.  The Company is in the process of preparing returns for the tax years ended December 31, 2014 through 2017. No tax audits were commenced or were in process during the years ended December 31, 2017, 2016 and 2015.

Note 10 – Stockholders’ Deficiency

Common Stock

As of December 31, 2017, the Company was authorized to issue 200,000,000 shares of common stock, par value of $0.001 per share.

On October 7, 2015, the Company issued 250,000 shares of common stock valued at $0.40 per share in connection with the issuance of convertible notes payable, as more fully described in Note 8(c)(ii), Notes Payable.

On August 17, 2015, the Company issued 100,000 shares of common stock valued at $0.40 per share in connection with a professional services agreement, as more fully described in Note 11 Commitments and Contingencies.

On August 10, 2016, October 7, 2016, and November 25, 2016 the Company issued an aggregate of 750,000 shares of common stock valued at $0.25 per share in connection with the extension of notes payable, as more fully described in Notes 8(a)(i) and 8(c)(ii), Notes Payable.

On August 15, 2017 and December 28, 2017, the Company issued a total of 243,750 shares of common stock as follows:

•	93,750 shares of common stock valued at $0.25 per share in connection with the extension of convertible notes payable, as more fully described in Note 8(c)(i), Notes Payable;

•	25,000 shares of common stock valued at $0.25 per share in connection with the extension of a note payable, as more fully described in Note 8(a)(v), Notes Payable; and

•	125,000 shares of common stock valued at $0.25 per share in connection with the extension of a notes payable, as more fully described in Note 8(a)(i), Notes Payable.

On December 4, 2017, the Company issued 176,230 shares of common stock valued at $0.75 per share, pursuant to the terms of the Series A Preferred Stock Certificate of Designation, in connection with the partial payment of accrued dividends for Series A Preferred Stock, as more fully described in the Series A Preferred Stock section of this footnote.

On December 28, 2017, the Company issued 250,000 shares of common stock valued at $0.25 per share with a total value of $62,500 in connection with the exchange of warrants for the purchase of up to 250,000 shares of common stock at $0.75 per share with a total value of $24,107. The difference of $38,393 was recorded in the Consolidated Statements of Operations as a loss on exchange of warrants for common shares.

Series A Preferred Stock and Private Placement Memorandum

As of December 31, 2017, the Company was authorized to issue 10,000,000 shares of preferred stock, par value of $0.001 per share. The preferred stock was designated as 1,335,000 shares of Series A Convertible Preferred Stock.

On November 14, 2016, the Company filed a Certificate of Designation (“COD”) with the Secretary of the State of Nevada setting forth the preferences, rights and limitation of the Series A Preferred Stock. The COD designated 1,335,000 shares of the 10,000,000 authorized shares of preferred stock, par value of $0.001 per share, as Series A Preferred Stock which have the following rights and privileges:

1)	Conversion

The Series A Preferred Stock has a stated value of $7.50 per share (“Stated Value”) with an effective conversion price of $0.75 per share (subject to adjustment in the case of stock splits or stock dividends) (“Conversion Price”).

Pursuant to the COD, the Series A Preferred Stock may be converted at the option of the holder into such number of shares of the Company’s common stock equal to the number of shares of Series A Preferred Stock to be converted, multiplied by the Stated Value, divided by the Conversion Price in effect at the time of the conversion.

In addition, the Series A Preferred Stock will automatically convert into common stock at the earlier of (a) any of the Company’s treatment candidates receiving Food and Drug Administration or European Medicines Agency approval; or (b) five years from the final closing of the offering.

2)	Dividends

Holders of Series A Preferred Stock are entitled to cumulative 9% dividends which are payable semi-annually either in cash or in common stock at the Company's discretion at the rate of $0.75 per common share. As of December 31, 2017, there was $108,562 of accrued and unpaid dividends.

3)	Voting

Holders of Series A Preferred Stock are entitled to vote with the Common Stock holders on an as-converted basis into Common Stock.

4)	Liquidation Preference

Upon any liquidation, dissolution or winding-up of the Company, the Holders of Series A Preferred Stock will be entitled to be paid for each share of Series A Preferred Stock held thereby, but only to the extent the assets of the Company are legally available for distribution to its stockholders, in an amount equal to the Stated Value per share plus any accrued but unpaid dividends, before any distribution or payment may be made to the holders of any junior securities.

On December 23, 2016, the Company issued a Private Placement Memorandum (“PPM”) for the purpose of raising up to $7,500,000 via the sale of up to 1,000,000 shares of Series A Preferred Stock at $7.50 per share. Pursuant to a royalty agreement entered into concurrently with these investors, the Company will pay to those investors an allocated royalty amount based on their pro rata ownership of the Preferred Shares equal to:

•	6% of net revenue for treatments sold directly by Cell Source; and

•	6% of cash received by Cell Source pursuant to Cell Source treatment licensing or partnering agreements.

Any holders of shares of Series A Preferred Stock that exercise their conversion rights during the twenty-four month period immediately after making their investment will only receive royalties earned prior to that conversion date. All unallocated royalties will be added back into the pool for allocation and distribution to the remaining holders. Remaining holders may exercise their conversion rights and their royalties will not be affected.

The royalty payments described above will terminate when the patents underlying the treatments expire or the sub-licensee discontinues commercial use.

The Board of Directors has extended the expiration date of the PPM to March 31, 2018 and has authorized two sixty-day extensions beyond that date at management's discretion.

On various dates from January 1, 2017 to December 7, 2017, the Company raised $2,295,127 through the sale of 306,759 shares of Series A Preferred Stock at $7.50 per share and, after transaction costs of $54,543, received net proceeds of $2,240,584.

On January 11, 2017, in connection with the exchange of advances payable, the Company issued an aggregate of 23,834 shares of Series A Preferred Stock under the terms of the PPM with a total value of $178,746.

On various dates from January 19, 2017 to October 3, 2017, in connection with the extension certain convertible notes payable and convertible notes payable to related parties, the Company issued 281,697 shares of Series A Preferred Stock under the terms of the PPM with a total value of $2,112,734 as more fully described in Note 8, Notes Payable.

In connection with the issuances of 23,834 shares (as described above) and 281,697 shares (as described above and in Note 8 sections (a)(iii), (a)(v), (c)(iii), and (c)(v)) of Series A Preferred, the value of the shares issued often exceeded the carrying value of the debt and accrued interest.  This aggregate difference of $725,355 ($59,580 and $665,775 relating to the 23,834 and 281,697 shares, respectively) was recorded in the Consolidated Statements of Operations as a loss on exchange of notes payable for equity.

On May 18, 2017, in connection with the issuance of a series of convertible notes payable and convertible notes payable due to related parties, the Company issued 24,000 shares of Series A Preferred Stock under the terms of the PPM, (9,000 and 15,000 shares, respectively), with a total value of $180,000, as more fully described in Notes 8(c)(vi) and 8(d), Notes Payable.  As the proceeds from the issuance of such notes was allocated proportionately to the value of the notes and the shares, the amount allocated to these shares totaled $120,000.

On January 19, 2017, in connection with exchange of a convertible note payable with the principal amount and interest of $250,000 and $50,000, respectively, the Company issued 60,000 shares of Series A Preferred Stock as more fully described in Note 8(c)(v), Notes Payable.

On December 28, 2017 and in connection with the extension of two notes payable, the Company issued 7,500 shares of Series A Preferred Stock (5,000 and 2,500) under the terms of the PPM with a total value of $56,250, as more fully described in Notes 8(a)(ii) and 8(a)(v), Notes Payable.

During the year ended December 31, 2017, the Company accrued preferred dividends of $240,559 and partially satisfied $131,997 of that obligation by issuing 176,230 shares of common stock at $0.75 per share pursuant to the terms of the Series A Preferred Stock Certificate of Designation. These actions resulted in an accrued dividend payable as of December 31, 2017 of $108,562.

Additional Paid-In Capital

On November 28, 2016 and as more fully described in Note 11, Commitments and Contingencies - Research and License Agreement, the Company amended a Research and License Agreement with Yeda Research and Development Company Limited (“Yeda”) which eliminated a $200,000 liability to Yeda.  As Yeda is a related party, the elimination of that liability was recorded as a contribution of capital through a corresponding increase of $200,000 to additional paid-in capital.

Stock-Based Compensation

During the years ended December 31, 2017, 2016 and 2015, the Company recognized $44,719, $114,759 and $135,884, respectively, of stock-based compensation expense related to warrants and common stock. As of December 31, 2017, there was $0 of unrecognized stock-based compensation expense related to warrants and common stock.

Stock Warrants

See Note 4, Fair Value, Note 8, Notes Payable and Note 11, Commitments and Contingencies for details associated with warrants.

A summary of the warrant activity during the years ended December 31, 2017, 2016 and 2015 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value

Outstanding, December 31, 2014	8,503,159	$0.57
Granted	4,615,000	0.75
Exercised	-	-
Forfeited	-	-
Outstanding, December 31, 2015	13,118,159	$0.63
Granted	791,157	0.75
Exercised	-	-
Forfeited	-	-
Outstanding, December 31, 2016	13,909,316	$0.64
Granted	-	-
Exercised	-	-
Exchanged	(250,000)	0.75
Forfeited	-	-
Outstanding, December 31, 2017	13,659,316	$0.64	1.7	$508,915

Exercisable, December 31, 2017	13,659,316	$0.64	1.7	$508,915

On December 28, 2017, the Company exchanged warrants for the purchase of up to 250,000 shares of common stock at $0.75 per share in exchange for the issuance of 250,000 shares of common stock as more fully described previously within this footnote.

Information regarding outstanding and exercisable warrants at December 31, 2017 is as follows:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants

$0.001	2,043,835	2.9	2,043,835
$0.750	11,615,481	1.6	11,615,481
	13,659,316	1.7	13,659,316

Note 11 – Commitments and Contingencies

Research and License Agreement

On October 3, 2011, the Company entered into a Research and License Agreement (the "Agreement") with Yeda Research and Development Company Limited (“Yeda”) for Veto Cell technology and an exclusive option to negotiate an additional license for organ regeneration technology.

Yeda is the technology transfer and commercial arm of the Weizmann Institute of Science, for research conducted at the Weizmann Institute of Science for an invention comprising methods of bone marrow transplantation and cell therapy utilizing Veto-Cells. As Yeda is a founder and a significant shareholder of the Company, it is a related party.

On September 22, 2016, the Company notified Yeda of its decision to not license the organ regeneration technology.

On November 28, 2016, the Company and Yeda executed an amendment to the Agreement regarding the Veto Cell technology. The significant terms of which are as follows:

1)
The Company has an exclusive worldwide license for the Veto Cell technology for the development, manufacture and sale of the products derived therefrom for a period through the expiration of the applicable patents or fifteen years after the receipt of new drug approval, whichever occurs later;

2)	The Company committed to engage Yeda to perform research services in the amount of $800,000 per annum through October 3, 2018;

3)	The Company is obligated to pay Yeda an annual license fee of $50,000 until the conclusion of the research period; and

4)	The Company is obligated to pay Yeda a royalty of 4% of net future sales by the Company or any sub-licensees.

Prior to fiscal 2016, the Company had accrued a $200,000 liability to Yeda in accordance with the terms of the original Agreement as it had achieved the equity financing threshold of $2,000,000 (the ‘Threshold"). In connection with the November 28, 2016 amendment to the Agreement, the Threshold amount was raised to $10,000,000 (the “Revised Threshold”) and, as a result, the $200,000 liability to Yeda was eliminated as of December 31, 2016. As the Company had not yet achieved the Revised Threshold as of September 30, 2017, no liability was recorded as of that date. In connection with the March 30, 2018 amendment to the Agreement, the provision for the payment of $200,000 was permanently eliminated and the annual research budget was reduced to $500,000.

During the years ended December 31, 2017, 2016 and 2015, the Company recorded research and development expenses of approximately $840,000, $813,000 and $830,000, respectively, related to this Agreement.

As of December 31, 2017, 2016 and 2015, approximately $0, $0 and $208,000, respectively, is payable to Yeda and has been accrued in "Accrued Expenses - Related Party".

Research Agreement With University Hospital

On December 8, 2016, the Company entered into a one-year research agreement with a university hospital in Germany. In exchange for the university’s performance of the specified research and development, the Company agreed to pay a fee of $50,000 per quarter, provided that certain specified milestones were met by the university. As of December 31, 2017, the Company accrued $100,000 pursuant to the agreement.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed. There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows. As of December 31, 2017, 2016 and 2015, the Company has not accrued any amounts for contingencies.

Scientific Advisory Board

On June 1, 2015, the Company entered into an agreement with a consultant to serve as Chairman of the Company’s Scientific Advisory Board (the “SAB”) for a two-year period from May 21, 2015 through May 21, 2017. Pursuant to the agreement, the Company agreed to compensation consisting of (i) quarterly payments to the consultant of $3,000; (ii) issuance of a five-year warrant to purchase 120,000 shares of the Company’s common stock at an exercise price of $0.75 that vests quarterly over two years; and (iii) payments of $1,000 per day for each symposium meeting attended, with travel expenses to be reimbursed by the Company.

On various dates from June 16, 2015 through July 7, 2015, the Company entered into agreements with four consultants to serve as members of the Company’s SAB for two-year periods ranging from June 16, 2015 to July 7, 2017. Pursuant to the agreements, the Company agreed to compensation consisting of (i) quarterly payments to each consultant of $2,500; (ii) issuance of five-year warrants to purchase an aggregate of 400,000 shares (100,000 shares per consultant) of the Company’s common stock at an exercise price of $0.75 per share that vest quarterly over two years; and (iii) payments of $1,000 per day to each consultant for each symposium meeting attended, with travel expenses to be reimbursed by the Company.

The warrants to purchase an aggregate of 520,000 shares of common stock issued to members of the Company’s SAB during the year ending December 31, 2015 had an aggregate issuance date fair value of $190,900 ($0.37 per share), which is being recognized ratably over the vesting periods.

As of December 31, 2017, the agreements have expired, the Company has an accrued liability of $109,000 to the SAB members and there was no unrecognized stock-based compensation expense related to the warrants.

Consulting Agreement

On August 17, 2015, the Company entered into a one-year agreement with a consultant to provide accounting services for the Company (“Services Agreement”). In exchange for services provided by the consultant during the term, the Company agreed to (i) pay a fee of $5,000 per month (compensation commences on September 1, 2015 but payment was deferred until the Company raised at least $1,000,000), (ii) issue 100,000 shares of immediately vested common stock, valued at $40,000 which was recorded as stock-based compensation expense and (iii) issue an immediately vested five-year warrant to purchase 100,000 shares of common stock at an exercise price of $0.75 per share, valued at $36,700 which was recorded as stock-based compensation expense. See Note 4 – Fair Value for additional details. Effective November 24, 2015, the parties agreed to terminate the Services Agreement under the following terms: (i) the Company agreed to pay the consultant a total of $12,500 pursuant to the Services Agreement and (ii) the consultant retained the warrants and common stock previously issued.

Note 12 – Related Party Transactions

1)
On October 3, 2011, as more fully described in Note 11, Commitments and Contingencies, the Company entered into a Research and License Agreement with Yeda Research and Development Company Limited (“Yeda”) in connection with Veto Cell technology. Yeda is the technology transfer and commercial arm of the Weizmann Institute of Science located in Rehovot, Israel. As Yeda is a founder and a significant shareholder of the Company, it is a related party.

2)
On November 11 and 26, 2014, as more fully described in Note 8(b), Notes Payable, the Company issued promissory notes totaling $100,000 to the President/CEO of the Company and principal of $50,000 was repaid on March 31, 2016. As of December 31, 2017, $50,000 of the principal is outstanding.

3)	On July 20, 2015, as more fully described in Note 8(b), Notes Payable, the Company issued a promissory note in the amount of $100,000 to a member of the Company's Board of Directors.

4)
On May 18, 2017, as more fully described in Note 8(d), Notes Payable, the Company issued to two entities individually controlled by two members of the Company's Board of Directors convertible notes payable in the total principal amount of $225,000 and a total of 15,000 shares of Series A Preferred Stock.

Note 13 – Subsequent Events

1)
On February 21 and 26, 2018, the Company issued a series of bridge notes payable in the total principal amount of $500,000 with individual terms of ninety days. These notes did not accrue interest and all mature on or before May 26, 2018. Concurrent with the issuance of these notes, the Company issued warrants for the purchase of up to 300,000 shares of common stock at $0.75 per share through May 26, 2023.

As of the date these financials statements were issued, the Company was not in compliance with the terms of these notes due to non-payment of principal.  However, the holders have not issued notices of default.

2)	On March 3, 2018, the Company raised $50,000 through the sale of 6,667 shares of Series A Preferred Stock at $7.50 per share and incurred no transaction costs.