Form 10-Q
period 2018-03-31
Cell Source, Inc.
filed 2018-10-18
CIK 1569340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any news or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of October 16, 2018, the registrant had 25,780,549 shares of $0.001 par value common stock outstanding.

CELL SOURCE, INC. AND SUBSIDIARY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.	1

Condensed Consolidated Balance Sheets as of
March 31, 2018 (Unaudited) and December 31, 2017	1

Unaudited Condensed Consolidated Statements of Operations for the
Three Months Ended March 31, 2018 and 2017	2

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficiency for the
Three Months Ended March 31, 2018	3

Unaudited Condensed Consolidated Statements of Cash Flows for the
Three Months Ended March 31, 2018 and 2017	4

Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	12

Item 4. Controls and Procedures.	12

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.	13

Item 1A. Risk Factors.	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	13

Item 3. Defaults Upon Senior Securities.	13

Item 4. Mine Safety Disclosures.	13

Item 5. Other Information.	13

Item 6. Exhibits.	13

SIGNATURES	14

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(Unaudited)
Assets

Current Assets:
Cash	$211,074	$371,048
Prepaid expenses	171,775	124,693
Other current assets	28,013	35,936
Total Assets	$410,862	$531,677

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$202,218	$201,824
Accrued expenses	802,768	821,244
Accrued expenses - related parties	25,000	-
Accrued interest	260,966	248,746
Accrued interest - related parties	14,050	13,310
Accrued compensation	627,098	626,758
Accrued compensation - related party	19,346	19,262
Advances payable	100,000	100,000
Notes payable, net of debt discount of $29,207 and $89,326 as of March 31, 2018 and December 31, 2017, respectively	1,733,793	1,173,674
Notes payable - related parties	150,000	150,000
Convertible notes payable, net of debt discount of $5,918 and $34,173 as of March 31, 2018 and December 31, 2017, respectively	829,082	800,827
Convertible notes payable - related parties, net of debt discount of $9,863 and $28,356 as of March 31, 2018 and December 31, 2017, respectively	215,137	196,644
Derivative liabilities	542,400	628,200
Accrued dividend payable	216,058	108,562
Total Liabilities	5,737,916	5,089,051

Commitments and contingencies	-	-

Stockholders' Deficiency:
Convertible Preferred Stock, $0.001 par value, 10,000,000 shares authorized; Series A Convertible Preferred Stock, 1,335,000 shares designated, 650,457 and 643,790 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively; liquidation preference of $5,094,486 and $4,936,987 as of March 31, 2018 and December 31, 2017, respectively	650	644
Common Stock, $0.001 par value, 200,000,000 shares authorized, 25,349,236 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectfully	25,349	25,349
Additional paid-in capital	9,912,018	9,969,520
Accumulated deficit	(15,265,071)	(14,552,887)
Total Stockholders' Deficiency	(5,327,054)	(4,557,374)

Total Liabilities and Stockholders' Deficiency	$410,862	$531,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Operating Expenses:
Research and development	$77,616	$131,674
Research and development - related party	225,139	200,000
General and administrative	357,357	151,922
Total Operating Expenses	660,112	483,596

Loss From Operations	(660,112)	(483,596)

Other (Expense) Income:
Interest expense	(30,265)	(73,726)
Interest expense - related parties	(740)	(740)
Amortization of debt discount	(137,974)	(174,380)
Amortization of debt discount - related parties	(18,493)	(2,300)
Change in fair value of derivative liabilities	135,400	126,180
Loss on exchange of notes payable for preferred shares	-	(534,165)
Total Other Expense	(52,072)	(659,131)

Net Loss	(712,184)	(1,142,727)

Dividend attributable to Series A preferred stockholders	(107,496)	(20,064)

Net Loss Applicable to Common Stockholders	$(819,680)	$(1,162,791)

Net Loss Per Common Share - Basic and Diluted	$(0.03)	$(0.04)

Weighted Average Common Shares Outstanding - Basic and Diluted	27,393,071	26,723,091

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Unaudited)

	Convertible Preferred						Total
	Stock - Series A		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficiency

Balance, December 31, 2017	643,790	$644	25,349,236	$25,349	$9,969,520	$(14,552,887)	$(4,557,374)

Issuance of Series A Convertible Preferred Stock for cash	6,667	6	-	-	49,994	-	50,000

Series A Convertible Preferred Stock dividends: Accrual of earned dividends	-	-	-	-	(107,496)	-	(107,496)

Net loss	-	-	-	-	-	(712,184)	(712,184)

Balance, March 31, 2018	650,457	$650	25,349,236	$25,349	$9,912,018	$(15,265,071)	$(5,327,054)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Three Months Ended March 31,
	2018	2017
Cash Flows From Operating Activities:
Net loss	$(712,184)	$(1,142,727)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	(135,400)	(126,180)
Amortization of debt discount	156,467	176,680
Loss on exchange of notes payable for preferred shares	-	534,165
Depreciation	-	215
Stock-based compensation:
Warrants	-	23,503
Changes in operating assets and liabilities:
Prepaid expenses	(47,082)	67,363
Other current assets	7,923	55,871
Accounts payable	394	13,482
Accrued expenses	(18,476)	(29,284)
Accrued expenses - related parties	25,000	-
Accrued interest	12,220	54,532
Accrued interest - related parties	740	740
Accrued compensation	424	37,382
Net Cash Used In Operating Activities	(709,974)	(334,258)

Cash Flows From Financing Activities:
Proceeds from issuance of notes payable	500,000	-
Proceeds from issuance of preferred stock - Series A	50,000	348,255
Net Cash Provided By Financing Activities	550,000	348,255

Net (Decrease) Increase In Cash	(159,974)	13,997

Cash - Beginning of Period	371,048	3,735
Cash - End of Period	$211,074	$17,732

Supplemental Disclosures of Cash Flow Information:

Cash paid for:
Interest	$18,030	$-

Non-cash investing and financing activities:
Preferred stock issued in exchange for notes and advances payable	$-	$1,544,786
Reduction of additional paid-in capital for public offering issuance costs that were previously paid	$-	$(54,543)
Accrual of earned preferred stock dividends	$(107,496)	$(20,064)
Warrants and conversion options issued in connection with issuance and extension of notes payable	$49,600	$21,880

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Business Organization, Nature of Operations and Basis of Presentation

Organization and Operations

Cell Source, Inc. (“Cell Source”, “CSI” or the “Company”) is a Nevada corporation formed in 2012 and is the parent company of Cell Source Limited (“CSL”), a 100% owned subsidiary which was founded in Israel in 2011 to commercialize a suite of inventions relating to certain cancer treatments. The Company is a biotechnology company focused on developing cell therapy treatments based on the management of immune tolerance. The Company’s lead prospective product is its patented Veto Cell immune system management technology, which is an immune tolerance biotechnology that enables the selective blocking of immune responses. CSL’s Veto Cell immune system management technology is based on technologies patented, owned, and licensed to Cell Source Limited by Yeda Research and Development Company Limited, an Israeli corporation ("Yeda") (See Note 7 - Related Party Transactions). The Company’s target indications include: lymphoma, leukemia and multiple myeloma through the facilitation of safer and more accessible stem cell (e.g. bone marrow) transplantation acceptance, treatment of end stage kidney disease and other non-malignant organ diseases through improved organ transplantation (broadened donor pool, reduced dependence on post-transplant anti-rejection therapy), and ultimately treating a variety of cancers and non-malignant diseases.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial position of the Company as of March 31, 2018 and the condensed consolidated results of its operations and cash flows for the three months ended March 31, 2018 and 2017. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results for the full year ending December 31, 2018 or any other period. It is recommended that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2017 and for the year then ended which were included in the Company's Annual Report on Form 10-K for the years ended December 31, 2017 and 2016 filed with the Securities and Exchange Commission (“SEC”) on July 25, 2018.

Note 2 - Going Concern and Management Plans

During the three months ended March 31, 2018, the Company had not generated any revenues, had a net loss of approximately $712,000 and had used cash in operations of approximately $710,000. As of March 31, 2018, the Company had a working capital deficiency of approximately $5,327,000 and an accumulated deficit of approximately $15,265,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within twelve months from the date these financial statements are issued.

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

Note 3 - Summary of Significant Accounting Policies

The Company’s significant accounting policies and applicable recently released accounting standards are disclosed in Note 3, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the years ended December 31, 2017 and 2016. Since December 31, 2017, there have been no material changes to the Company’s significant accounting policies, except as noted below.

Loss Per Share

The Company computes basic net loss per share by dividing net loss by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share includes the dilution that would occur upon the exercise or conversion of all dilutive securities into common stock using the “treasury stock” and/or “if converted” methods, as applicable. Weighted average shares outstanding for the three months ended March 31, 2018 and 2017 includes the weighted average impact of warrants to purchase an aggregate of 2,043,835 shares of common stock because their exercise price was determined to be nominal.

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	March 31,
	2018	2017

Warrants	11,915,481	11,865,481
Convertible notes	1,520,732	1,658,707
Convertible preferred stock	6,504,570	-

Total	19,940,783	13,524,188

Convertible notes are assumed to be converted at the rate of $0.75 per common share, which is the conversion price as of March 31, 2018.  However, such conversion rates are subject to adjustment under certain circumstances, as discussed in the audited consolidated financial statements of the Company as of December 31, 2017 and for the year then ended which were included in the Company's Annual Report on Form 10-K for the years ended December 31, 2017 and 2016 filed with the SEC on July 25, 2018.

Recent Accounting Standards

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. ASU 2016-15 requires adoption on a retrospective basis unless it is impracticable to apply, in which case the Company would be required to apply the amendments prospectively as of the earliest date practicable. The Company adopted ASU 2016-15 effective January 1, 2018 with no material impact on its condensed consolidated cash flows and related disclosures.

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718)” (“ASU 2017-09”). ASU 2017-09 provides clarity on the accounting for modifications of stock-based awards. ASU 2017-09 requires adoption on a prospective basis in the annual and interim periods beginning after December 15, 2017. The Company adopted ASU 2017-09 effective January 1, 2018 with no material impact on its condensed consolidated financial statements or disclosures.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation — Stock Compensation (Topic 718),” (“ASU 2018-07”). ASU 2018-07 is intended to reduce cost and complexity of financial reporting for non-employee share-based payments. Currently, the accounting requirements for non-employee and employee share-based payments are significantly different. ASU 2018-07 expands the scope of Topic 718, which currently only includes share-based payments to employees, to include share-based payments to non-employees for goods or services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. This ASU supersedes Subtopic 505-50, “Equity — Equity-Based Payments to Nonemployees”. The amendments to ASU 2018 - 07 are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than a company’s adoption date of ASU No. 2014-09, (Topic 606), “Revenue from Contracts with Customers”. The Company is currently evaluating ASU 2018-07 and its impact on its condensed consolidated financial statements or disclosures.

The Company has evaluated all new accounting standards that are in effect and may impact its condensed consolidated financial statements and does not believe that there are any other new accounting standards that have been issued that might have a material impact on its financial position or results of operations.

Note 4 - Fair Value

The Company determines the estimated fair value of amounts presented in these condensed consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the financial statements are not necessarily indicative of the amounts that could be realized in a current exchange between buyer and seller. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. These fair value estimates were based upon pertinent information available as of March 31, 2018 and December 31, 2017, and, as of those dates, the carrying value of all amounts approximates fair value.  The Company estimated the fair value of its restricted common stock during the three months ended March 31, 2018 based upon: i) a third-party valuation of its common stock as of December 31, 2017; ii) observations of subsequent sales of its Preferred Stock (which is convertible into common stock); and iii) the thinly traded volume and closing prices of its common stock.

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

Both observable and unobservable inputs may be used to determine the fair value of positions that are classified within the Level 3 category. As a result, the unrealized gains and losses for assets within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in historical company data) inputs. The following table summarizes the valuation of the Company’s derivatives by the above fair value hierarchy levels as of March 31, 2018 and December 31, 2017 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Accrued compensation - Warrants	$79,346	$-	$-	$79,346
Derivative liability	542,400	-	-	542,400

Balance - March 31, 2018	$621,746	$-	$-	$621,746

Accrued compensation - Warrants	$79,262	$-	$-	$79,262
Derivative liability	628,200	-	-	628,200

Balance - December 31, 2017	$707,462	$-	$-	$707,462

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. The Company’s Level 3 liabilities shown in the above table consist of warrants with “down-round protection” as the Company is unable to determine if it will have sufficient authorized common stock to settle such arrangements and warrants deemed to be derivative liabilities according to the Company’s sequencing policy in accordance with ASC 815-40-35-12.

Assumptions utilized in the valuation of Level 3 liabilities are described as follows:

	For the Three Months Ended
	March 31,
	2018	2017

Risk-free interest rate	1.73% - 2.69%	0.76% - 1.93%
Expected term (years)	0.25 - 5.00	0.25 - 4.76
Expected volatility	110%	110%
Expected dividends	0.00%	0.00%

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all Level 3 liabilities measured at fair value on a recurring basis using unobservable inputs during the three months ended March 31, 2018:

	Accrued	Derivative
	Compensation	Liabilities	Total

Balance - December 31, 2017	$79,262	$628,200	$707,462

Issuance of warrants	-	49,600	49,600
Change in fair value	84	(135,400)	(135,316)

Balance - March 31, 2018	$79,346	$542,400	$621,746

The Company’s significant financial instruments such as cash, accounts payable, accrued expenses and notes payable were deemed to approximate fair value due to their short-term nature. See Note 5, Notes Payable for details associated with the issuance of warrants which were deemed to be derivative liabilities.

Note 5 – Notes Payable

a)
On February 21, 2018, the Company issued two notes payable in the aggregate principal amount of $400,000 and warrants for the purchase of a total of 240,000 shares of common stock at $0.75 per share for a period of five years.  These notes did not accrue interest, matured on May 21, 2018 and had an effective interest rate of 40% per annum.   The warrants were 100% vested upon issuance, valued at $39,700 on the date of issuance, and recorded as a debt discount. The discount was amortized to expense over the term of those notes.

b)
On February 26, 2018, the Company issued a note payable in the aggregate principal amount of $100,000 and a warrant for the purchase of a total of 60,000 shares of common stock at $0.75 per share for a period of five years. The note did not accrue interest, matured on May 26, 2018 and had an effective interest rate of 40% per annum.  The warrant was 100% vested upon issuance, valued at $9,900 on the date of issuance, and recorded as a debt discount. The discount was amortized to expense over the term of the note.

During the three months ended March 31, 2018 and 2017, the Company recorded interest expense of $30,265 and $73,726, respectively and interest expense for related party debt of $740 and $740, respectively.

During the three months ended March 31, 2018 and 2017, the Company recorded amortization of debt discount of $137,974 and $174,380, respectively, and amortization of debt discount for related party debt of $18,493 and $2,300, respectively.

As of March 31, 2018 and the date of this filing, notes payable with face values totaling $2,113,000 and $2,973,000, respectively, were past due.  Such notes continue to accrue interest, however no penalties have been accrued since none of the holders have issued a notice of default. The Company is in negotiations with those holders to extend the maturity dates of such notes or to convert the principal and accrued interest into equity.

Note 6 – Stockholders’ Deficiency

On March 3, 2018, the Company raised $50,000 through the sale of 6,667 shares of Series A Preferred Stock at $7.50 per share.

During the three months ended March 31, 2018 and 2017, the Company accrued and recorded Series A Preferred Stock dividends of $107,496 and $20,064, respectively, with an increase in liabilities and a corresponding decrease in additional paid-in capital.

During the three months ended March 31, 2018 and 2017, the Company recorded $0 and $23,503 of stock-based compensation expense related to warrants with a charge to expense and a corresponding increase in additional paid-in capital. As of March 31, 2018, there was no unrecognized stock-based compensation expense.

Note 7 – Related Party Transactions

In 2011, the Company entered into a Research and License Agreement with Yeda for Veto Cell technology. As Yeda is a founder and a significant shareholder of the Company, it is a related party.

In connection with certain March 2018 amendments to the agreement, the provision for the payment of $200,000 in connection with reaching an equity financing threshold was permanently eliminated and the research budget was reduced such that the agreement now requires the following payments by the Company:

Three Months Ending:	Total

March 31, 2018	$200,000
June 30, 2018	150,000
September 30, 2018	50,000
December 31, 2018	50,000
March 31, 2019	25,000
June 30, 2019	25,000

$500,000

In addition, the parties amended the milestones and related completion dates. If the Company fails to achieve any of the milestones by the dates set forth in the agreement, Yeda is entitled to terminate the license upon written notice to the Company. To date, the Company has been deemed to have met all of the milestones and the next milestone in the agreement is January 1, 2022. Either Yeda or the Company may terminate the agreement and the license after the commitment of a material breach by the other party and in certain other instances as detailed in the agreement.

During the three months ended March 31, 2018 and 2017, the Company recorded research and development expense of $225,139 and $200,000, respectively, in connection with the agreement with Yeda.

Note 8 – Subsequent Events

On August 3 and October 10, 2018, the Company received advances totaling $1,000,000 from an investor who indicated plans to invest such funds in Series A Preferred Stock under the terms of the Private Placement Memorandum (“PPM”). The terms of the PMM are described in Note 10 to the audited financial statements included in the Company's Annual Report on Form 10-K for the years ended December 31, 2017 and 2016 filed with the Securities and Exchange Commission on July 25, 2018.

On August 21, 2018 and pursuant to the terms of the Series A Preferred Stock Certificate of Designation, the Board approved the issuance of 431,313 shares of common stock as payment-in-kind at the rate of $0.75 per share to satisfy accrued preferred dividend liability of $323,484.

On September 30, 2018, the Board approved the extension of the PPM for the sale of Series A Preferred Stock through November 28, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the condensed consolidated results of operations and financial condition of Cell Source, Inc. ("CSI", “Cell Source”,  the “Company”, “us,” “we,” “our,”) as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the years ended December 31, 2017 and 2016 as filed with the Securities and Exchange Commission (“SEC”) on July 25, 2018.

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the years ended December 31, 2017 and 2016 filed with the SEC on July 25, 2018.

Overview

We are a biotechnology company focused on developing cell therapy treatments based on the management of immune tolerance.  Our technology platform has been extensively tested by in vitro studies and confirmed in animal trials.  We continue to move forward towards clinical trials as more fully discussed in our Annual Report on Form 10-K for the years ended December 31, 2017 and 2016 which was filed with the SEC on July 25, 2018.

Consolidated Results of Operations

Three Months Ended March 31, 2018 Compared with the Three Months Ended March 31, 2017

Research and Development

Research and development expense was $302,755 and $331,674 for the three months ended March 31, 2018 and 2017, respectively, a decrease of $28,919, or 9%, primarily related to decreases in patent-related expenses.

General and Administrative

Selling, general and administrative expense was $357,357 and $151,922 for the three months ended March 31, 2018 and 2017, respectively, an increase of $205,435, or 135%, primarily related to increases in external consulting and professional fees in the 2018 period, which was due in part by our financing activities in 2017 which allowed us to increase operations.

Change in Fair Value of Derivative Liabilities

The change in fair value of derivative liabilities for the three months ended March 31, 2018 and 2017 was a gain of $135,400 and a gain of $126,180, respectively, which represents the changes in fair value of the warrants and conversion options that were deemed to be derivative liabilities.  Such changes in fair value were attributable to decreases in the price of the Company's common stock during those periods as well as the warrants and conversion options drawing closer to their expiration dates.

Interest Expense

Interest expense for the three months ended March 31, 2018 and 2017 was $31,005 and $74,466, respectively, a decrease of $43,461, or 58%, as a result of a reduction in notes payable.

Amortization of Debt Discount

Amortization of debt discount was $156,467 and $176,680 for the three months ended March 31, 2018 and 2017, respectively, which is associated with warrants and conversion options issued in connection with notes payable.

Loss on Exchange of Notes Payable for Preferred Shares

During the three months ended March 31, 2017, we recognized $534,165 of losses on exchanges of notes payable for preferred shares. The losses recognized represent the excess value of the preferred shares as compared to the carrying value of the notes payable.

Liquidity and Going Concern

Our cash balances and working capital deficiencies as of March 31, 2018 and December 31, 2017 were as follows:

	March 31,	December 31,
	2018	2017
	(unaudited)

Cash	$211,074	$371,048
Working capital deficiency	$(5,327,054)	$(4,557,374)

During the three months ended March 31, 2018, the Company had not generated any revenues, had a net loss of approximately $712,000, and used cash in operations of approximately $710,000. As of March 31, 2018, the Company had a working capital deficiency of approximately $5,327,000 and an accumulated deficit of approximately $15,265,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within twelve months from the date these financial statements are issued.

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

During the three months ended March 31, 2018 and 2017, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the three months ended March 31, 2018 and 2017 in the amounts of $709,974 and $334,258, respectively. The net cash used in operating activities for the three months ended March 31, 2018 was primarily due to cash used to fund a net loss of $712,184, adjusted for net non-cash expenses in the aggregate amount of $21,067, and by $18,857 of net cash used to fund changes in the levels of operating assets and liabilities. The net cash used in operating activities for the three months ended March 31, 2017 was primarily due to cash used to fund a net loss of $1,142,727, adjusted for net non-cash expenses in the aggregate amount of $608,383, partially offset by $200,086 of net cash provided due to changes in the levels of operating assets and liabilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2018 and 2017 was $550,000 and $348,255, respectively. The net cash provided by financing activities during the three months ended March 31, 2018 was attributable to $500,000 of proceeds from the issuance of notes payable and $50,000 of proceeds received from the issuance of Series A preferred stock. The net cash provided by financing activities during the three months ended March 31, 2017 was attributable to $348,255 of proceeds from the issuance of Series A preferred stock.

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

In connection with the preparation of this Quarterly Report, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were not effective due to the material weakness described herein.

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

Due to a lack of financial resources, we were unable to file our annual reports on Form 10-K for the years ended December 31, 2017 and December 31, 2016 and the quarterly reports on Form 10-Q for the periods ended March 31, 2017, June 30, 2017, September 30, 2017, March 31, 2018 and June 30, 2018 on a timely basis. Management evaluated the lack of financial resources in its assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors.

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on July 25, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In February 2018, the Company issued five-year warrants to purchase 300,000 shares of common stock to three purchasers of notes in the aggregate principal amount of $500,000. The Company relied upon the exemption provided by Section 4(2) of the Securities Act in connection with these transactions.

In March 2018, the Company sold 6,667 shares of Series A Preferred Stock to one investor for $50,000.  The Company relied upon the exemption provided by Section 4(2) of the Securities Act in connection with this transaction.

Item 3. Defaults Upon Senior Securities.

As of March 31, 2018 and the date of this filing, notes payable with face values totaling $2,113,000 and $2,973,000, respectively, were past due.  Such notes continue to accrue interest, however no penalties have been accrued since none of the holders have issued a notice of default. The Company is in negotiations with those holders to extend the maturity dates of such notes or to convert the principal and accrued interest into equity.

Pursuant to the terms of the Series A Preferred Stock Certificate of Designation, the holders of such securities are entitled to cumulative 9% dividends which are payable at the end of the second and fourth quarters either in cash or in common stock at the Company's discretion at the rate of $0.75 per common share. As of March 31, 2018 and June 30, 2018, the holders of such securities were entitled to receive $216,058 and $325,521 of accrued and unpaid dividends.  As further described in Note 8, Subsequent Events, on August 21, 2018 the Board approved the issuance of 431,313 shares of common stock to satisfy $323,484 of that accrued preferred dividend liability.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit
Number		Description

10.35	(1)	Third Amendment to Research and License Agreement dated as of March 29, 2018 between the Company and Yeda Research and Development Company Limited
10.36	(1)	Fourth Amendment to Research and License Agreement dated as of March 30, 2018 between the Company and Yeda Research and Development Company Limited
31	**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer
32	*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Schema Document
101.CAL	**	XBRL Calculation Linkbase Document
101.DEF	**	XBRL Definition Linkbase Document
101.LAB	**	XBRL Label Linkbase Document
101.PRE	**	XBRL Presentation Linkbase Document

(1)	Incorporated by reference to the similarily numbered exhibit to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 25, 2018.
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

CELL SOURCE, INC.

Dated: October 18, 2018	By:	/s/ Itamar Shimrat
Name: Itamar Shimrat
Title: Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)