Form 10-Q
period 2018-06-30
Cell Source, Inc.
filed 2018-10-18
CIK 1569340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

CELL SOURCE, INC. AND SUBSIDIARY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.	1

Condensed Consolidated Balance Sheets as of
June 30, 2018 (Unaudited) and December 31, 2017	1

Unaudited Condensed Consolidated Statements of Operations for the
Three and Six Months Ended June 30, 2018 and 2017	2

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficiency for the
Six Months Ended June 30, 2018	3

Unaudited Condensed Consolidated Statements of Cash Flows for the
Six Months Ended June 30, 2018 and 2017	4

Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	12

Item 4. Controls and Procedures.	13

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.	14

Item 1A. Risk Factors.	14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	14

Item 3. Defaults Upon Senior Securities.	14

Item 4. Mine Safety Disclosures.	14

Item 5. Other Information.	14

Item 6. Exhibits.	14

SIGNATURES	15

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(Unaudited)
Assets

Current Assets:
Cash	$2,539	$371,048
Prepaid expenses	94,167	124,693
Other current assets	34,839	35,936
Total Assets	$131,545	$531,677

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$263,098	$201,824
Accrued expenses	900,648	821,244
Accrued expenses - related party	17,015	-
Accrued interest	291,552	248,746
Accrued interest - related parties	14,798	13,310
Accrued compensation	620,870	626,758
Accrued compensation - related party	19,390	19,262
Advances payable	100,000	100,000
Notes payable, net of debt discount of $0 and $89,326, as of June 30, 2018 and December 31, 2017, respectively	1,763,000	1,173,674
Notes payable - related parties	150,000	150,000
Convertible notes payable, net of debt discount of $0 and $34,173 as of June 30, 2018 and December 31, 2017, respectively	835,000	800,827
Convertible notes payable - related parties, net of debt discount of $0 and $28,356 as of June 30, 2018 and December 31, 2017, respectively	225,000	196,644
Derivative liabilities	402,900	628,200
Accrued dividend payable	325,521	108,562
Total Liabilities	5,928,792	5,089,051

Commitments and contingencies	-	-

Stockholders' Deficiency:
Convertible Preferred Stock, $0.001 par value, 10,000,000 shares authorized; Series A Convertible Preferred Stock, 1,335,000 shares designated, 650,457 and 643,790 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively; liquidation preference of $5,203,949 and $4,936,987 as of June 30, 2018 and December 31, 2017, respectively	650	644
Common Stock, $0.001 par value, 200,000,000 shares authorized, 25,349,236 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectfully	25,349	25,349
Additional paid-in capital	9,802,554	9,969,520
Accumulated deficit	(15,625,800)	(14,552,887)
Total Stockholders' Deficiency	(5,797,247)	(4,557,374)

Total Liabilities and Stockholders' Deficiency	$131,545	$531,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Operating Expenses:
Research and development	$31,922	$138,571	$109,538	$270,245
Research and development - related party	77,485	200,000	302,624	400,000
General and administrative	314,500	308,053	671,857	459,975
Total Operating Expenses	423,907	646,624	1,084,019	1,130,220

Loss From Operations	(423,907)	(646,624)	(1,084,019)	(1,130,220)

Other (Expense) Income:
Interest expense	(30,586)	(36,941)	(60,851)	(110,667)
Interest expense - related parties	(748)	(748)	(1,488)	(1,488)
Amortization of debt discount	(35,125)	(115,251)	(173,099)	(289,631)
Amortization of debt discount - related parties	(9,863)	(8,836)	(28,356)	(11,136)
Change in fair value of derivative liabilities	139,500	177,500	274,900	303,680
Loss on exchange of notes payable for preferred shares	-	(191,190)	-	(725,355)
Total Other Income (Expense)	63,178	(175,466)	11,106	(834,597)

Net Loss	(360,729)	(822,090)	(1,072,913)	(1,964,817)

Dividend attributable to Series A preferred stockholders	(109,464)	(56,305)	(216,960)	(76,369)

Net Loss Applicable to Common Stockholders	$(470,193)	$(878,395)	$(1,289,873)	$(2,041,186)

Net Loss Per Common Share - Basic and Diluted	$(0.02)	$(0.03)	$(0.05)	$(0.08)

Weighted Average Common Shares Outstanding -
Basic and Diluted	27,393,071	26,723,091	27,393,071	26,723,091

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(Unaudited)

	Convertible Preferred						Total
	Stock - Series A		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficiency

Balance, December 31, 2017	643,790	$644	25,349,236	$25,349	$9,969,520	$(14,552,887)	$(4,557,374)

Issuance of Series A Convertible Preferred Stock for cash	6,667	6	-	-	49,994	-	50,000

Series A Convertible Preferred Stock dividends: Accrual of earned dividends	-	-	-	-	(216,960)	-	(216,960)

Net loss	-	-	-	-	-	(1,072,913)	(1,072,913)

Balance, June 30, 2018	650,457	$650	25,349,236	$25,349	$9,802,554	$(15,625,800)	$(5,797,247)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Six Months Ended June 30,
	2018	2017
Cash Flows From Operating Activities:
Net loss	$(1,072,913)	$(1,964,817)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	(274,900)	(303,680)
Amortization of debt discount	201,455	300,767
Loss on exchange of notes payable for preferred shares	-	725,355
Depreciation	-	407
Stock-based compensation:
Warrants	-	44,283
Changes in operating assets and liabilities:
Prepaid expenses	30,526	(56,202)
Other current assets	1,097	17,345
Accounts payable	61,274	36,497
Accrued expenses	79,403	(171,321)
Accrued expenses-related parties	17,015	93,752
Accrued interest	42,806	41,599
Accrued interest - related parties	1,488	1,488
Accrued compensation	(5,760)	87,660
Net Cash Used In Operating Activities	(918,509)	(1,146,867)

Cash Flows From Financing Activities:
Proceeds from issuance of notes payable	500,000	135,000
Proceeds from issuance of notes payable - related party	-	225,000
Proceeds from issuance of preferred stock - Series A	50,000	800,693
Net Cash Provided By Financing Activities	550,000	1,160,693

Net (Decrease) Increase In Cash	(368,509)	13,826

Cash - Beginning of Period	371,048	3,735

Cash - End of Period	$2,539	$17,561

Supplemental Disclosures of Cash Flow Information:

Cash paid for:
Interest	$18,030	$-

Non-cash investing and financing activities:
Preferred stock issued in exchange for notes and advances payable	$-	$2,118,355
Reduction of additional paid-in capital for public offering issuance costs that were previously paid	$-	$(54,543)
Accrual of earned preferred stock dividends	$(216,960)	$(76,369)
Stock issued in connection with issuances and extensions of notes payable	$-	$120,000
Warrants and conversion options issued in connection with issuance and extension of notes payable	$49,600	$21,880

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial position of the Company as of June 30, 2018 and the condensed consolidated results of its operations for the three and six months ended June 30, 2018 and 2017 and cash flows for the six months ended June 30, 2018 and 2017. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the operating results for the full year ending December 31, 2018 or any other period. It is recommended that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2017 and for the year then ended which were included in the Company's Annual Report on Form 10-K for the years ended December 31, 2017 and 2016 filed with the Securities and Exchange Commission (“SEC”) on July 25, 2018.

Note 2 - Going Concern and Management Plans

During the six months ended June 30, 2018, the Company had not generated any revenues, had a net loss of approximately $1,073,000 and had used cash in operations of approximately $919,000. As of June 30, 2018, the Company had a working capital deficiency of approximately $5,797,000 and an accumulated deficit of approximately $15,626,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within twelve months from the date these financial statements are issued.

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

Loss Per Share

The Company computes basic net loss per share by dividing net loss by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share includes the dilution that would occur upon the exercise or conversion of all dilutive securities into common stock using the “treasury stock” and/or “if converted” methods, as applicable. Weighted average shares outstanding for the three and six months ended June 30, 2018 and 2017 includes the weighted average impact of warrants to purchase an aggregate of 2,043,835 shares of common stock because their exercise price was determined to be nominal.

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	June 30,
	2018	2017

Warrants	11,915,481	11,615,481
Convertible notes	1,535,189	1,651,804
Convertible preferred stock	6,504,570	-

Total	19,955,240	13,267,285

Convertible notes are assumed to be converted at the rate of $0.75 per common share, which is the conversion price as of June 30, 2018. However, such conversion rates are subject to adjustment under certain circumstances, as discussed in the audited consolidated financial statements of the Company as of December 31, 2017 and for the year then ended which were included in the Company's Annual Report on Form 10-K for the years ended December 31, 2017 and 2016 filed with the SEC on July 25, 2018.

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

Note 4 - Fair Value

The Company determines the estimated fair value of amounts presented in these condensed consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the financial statements are not necessarily indicative of the amounts that could be realized in a current exchange between buyer and seller. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. These fair value estimates were based upon pertinent information available as of June 30, 2018 and December 31, 2017, and, as of those dates, the carrying value of all amounts approximates fair value.  The Company estimated the fair value of its restricted common stock during the three and six months ended June 30, 2018 based upon: i) a third-party valuation of its common stock as of December 31, 2017; ii) observations of subsequent sales of its Preferred Stock (which is convertible into common stock); and iii) the thinly traded volume and closing prices of its common stock.

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

Both observable and unobservable inputs may be used to determine the fair value of positions that are classified within the Level 3 category. As a result, the unrealized gains and losses for assets within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in historical company data) inputs. The following table summarizes the valuation of the Company’s derivatives by the above fair value hierarchy levels as of June 30, 2018 and December 31, 2017 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Accrued compensation - Warrants	$79,390	$-	$-	$79,390
Derivative liability	402,900	-	-	402,900

Balance - June 30, 2018	$482,290	$-	$-	$482,290

Accrued compensation - Warrants	$79,262	$-	$-	$79,262
Derivative liability	628,200	-	-	628,200

Balance - December 31, 2017	$707,462	$-	$-	$707,462

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

Assumptions utilized in the valuation of Level 3 liabilities are described as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Risk-free interest rate	1.93% - 2.73%	1.03% - 1.89%	1.73% - 2.73%	0.76% - 1.93%
Expected term (years)	0.25 - 4.66	0.25 - 4.51	0.25 - 5.00	0.25 - 4.76
Expected volatility	110%	110%	110%	110%
Expected dividends	0.00%	0.00%	0.00%	0.00%

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all Level 3 liabilities measured at fair value on a recurring basis using unobservable inputs during the six months ended June 30, 2018:

	Accrued	Derivative
	Compensation	Liabilities	Total

Balance - December 31, 2017	$79,262	$628,200	$707,462

Issuance of warrants	-	49,600	49,600
Change in fair value	128	(274,900)	(274,772)

Balance - June 30, 2018	$79,390	$402,900	$482,290

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

During the three months ended June 30, 2018 and 2017, the Company recorded interest expense of $30,586 and $36,941, respectively and interest expense for related party debt of $748 and $748, respectively. During the six months ended June 30, 2018 and 2017, the Company recorded interest expense of $60,851 and $110,667, respectively, and interest expense for related party debt of $1,488 and $1,488, respectively.

During the three months ended June 30, 2018 and 2017, the Company recorded amortization of debt discount of $35,125 and $115,251, respectively, and amortization of debt discount for related party debt of $9,863 and $8,836, respectively. During the six months ended June 30, 2018 and 2017, the Company recorded amortization of debt discount of $173,099 and $289,631, respectively, and amortization of debt discount for related party debt of $28,356 and $11,136, respectively.

As of June 30, 2018 and the date of this filing, notes payable with face values totaling $2,973,000 were past due.  Such notes continue to accrue interest, however no penalties have been accrued since none of the holders have issued a notice of default. The Company is in negotiations with those holders to extend the maturity dates of such notes or to convert the principal and accrued interest into equity.

Note 6 – Stockholders’ Deficiency

On March 3, 2018, the Company raised $50,000 through the sale of 6,667 shares of Series A Preferred Stock at $7.50 per share.

During the three and six months ended June 30, 2018, the Company accrued and recorded Series A Preferred Stock dividends of $109,464 and $216,960, respectively, with an increase in liabilities and a corresponding decrease in additional paid-in capital. During the three and six months ended June 30, 2017, the Company accrued and recorded Series A Preferred Stock dividends of $56,305 and $76,369, respectively, with an increase in liabilities and a corresponding decrease in additional paid-in capital.

During the three months ended June 30, 2018 and 2017, the Company recorded $0 and $20,870 of stock-based compensation expense related to warrants. During the six months ended June 30, 2018 and 2017, the Company recorded $0 and $44,283 of stock-based compensation expense related to warrants. Such expense is recorded with a corresponding increase in additional paid-in capital. As of June 30, 2018, there was no unrecognized stock-based compensation expense.

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

During the three months ended June 30, 2018 and 2017, the Company recorded research and development expense of $77,485 and $200,000, respectively, and during the six months ended June 30, 2018 and 2017, the Company recorded research and development expense of $302,624 and $400,000, respectively, in connection with the agreement with Yeda.

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

On September 30, 2018, the Board approved the extension of the PPM for the sale of Series A Preferred Stock through November 28, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the condensed consolidated results of operations and financial condition of Cell Source, Inc. ("CSI", “Cell Source”,  the “Company”, “us,” “we,” “our,”) as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the years ended December 31, 2017 and 2016 as filed with the Securities and Exchange Commission (“SEC”) on July 25, 2018.

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

Consolidated Results of Operations

Three Months Ended June 30, 2018 Compared with the Three Months Ended June 30, 2017

Research and Development

Research and development expense was $109,407 and $338,571 for the three months ended June 30, 2018 and 2017, respectively, a decrease of $229,164, or 68%, related to approximately $100,000 of decreased research expenses associated with our agreement with Yeda, decreased research expenses associated with the expiration of an agreement with a university, as well as decreased patent-related expenses.

General and Administrative

Selling, general and administrative expense was $314,500 and $308,053 for the three months ended June 30, 2018 and 2017, respectively, a decrease of $6,447, or 2%.

Change in Fair Value of Derivative Liabilities

The change in fair value of derivative liabilities for the three months ended June 30, 2018 and 2017 was a gain of $139,500 and a gain of $177,500, respectively, which represents the changes in fair value of the warrants and conversion options that were deemed to be derivative liabilities. Such changes in fair value were attributable to decreases in the price of the Company's common stock during those periods as well as the warrants and conversion options drawing closer to their expiration dates.

Interest Expense

Interest expense for the three months ended June 30, 2018 and 2017 was $31,334 and $37,689, respectively, a decrease of $6,355, or 17%, as a result of a reduction in notes payable.

Amortization of Debt Discount

Amortization of debt discount was $44,988 and $124,087 for the three months ended June 30, 2018 and 2017, respectively, which is associated with warrants and conversion options issued in connection with notes payable.

Loss on Exchange of Notes Payable for Preferred Shares

During the three months ended June 30, 2017, we recognized $191,190 of losses on exchanges of notes payable for preferred shares. The losses recognized represent the excess value of the preferred shares as compared to the carrying value of the notes payable.

Six Months Ended June 30, 2018 Compared with the Six Months Ended June 30, 2017

Research and Development

Research and development expense was $412,162 and $670,245 for the six months ended June 30, 2018 and 2017, respectively, a decrease of $258,083, or 39%, related to approximately $100,000 of decreased research expenses associated with our agreement with Yeda, decreased research expenses associated with the expiration of an agreement with a university, as well as decreased patent-related expenses.

Selling, General and Administrative

Selling, general and administrative expense was $671,857 and $459,975 for the six months ended June 30, 2018 and 2017, respectively, an increase of $211,882, or 46%, primarily related to increases in external consulting and professional fees in the 2018 period, which was due in part by our financing activities in 2017 which allowed us to increase operations.

Change in Fair Value of Derivative Liabilities

The change in fair value of derivative liabilities for the six months ended June 30, 2018 and 2017 was a gain of $274,900 and a gain of $303,680, respectively, which represents the change in fair value of the warrants and conversion options that were deemed to be derivative liabilities.

Interest Expense

Interest expense for the six months ended June 30, 2018 and 2017 was $62,339 and $112,155, respectively, a decrease of $49,816, or 44%, as a result of a reduction in notes payable.

Amortization of Debt Discount

Amortization of debt discount was $201,455 and $300,767 for the six months ended June 30, 2018 and 2017, respectively, which is associated with warrants and conversion options issued in connection with notes payable.

Loss on Exchange of Notes Payable for Preferred Shares

During the six months ended June 30, 2017, we recognized $725,355 of losses on exchanges of notes payable for preferred shares. The losses recognized represent the excess value of the preferred shares as compared to the carrying value of the notes payable.

Liquidity and Going Concern

Our cash balances and working capital deficiencies as of June 30, 2018 and December 31, 2017 were as follows:

	June 30,	December 31,
	2018	2017
	(unaudited)

Cash	$2,539	$371,048
Working capital deficiency	$(5,797,247)	$(4,557,374)

During the six months ended June 30, 2018, we have not generated any revenues, had a net loss of approximately $1,073,000 and had used cash in operations of approximately $919,000. As of June 30, 2018, we had a working capital deficiency of approximately $5,797,000 and an accumulated deficit of approximately $15,626,000. These conditions raise substantial doubt about our ability to continue as a going concern within twelve months from the date these financial statements are issued.

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

During the six months ended June 30, 2018 and 2017, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the six months ended June 30, 2018 and 2017 in the amounts of $918,509 and $1,146,867, respectively. The net cash used in operating activities for the six months ended June 30, 2018 was primarily due to cash used to fund a net loss of $1,072,913, adjusted for net non-cash income in the aggregate amount of $73,445, partially offset by $227,849 of net cash provided by changes in the levels of operating assets and liabilities. The net cash used in operating activities for the six months ended June 30, 2017 was primarily due to cash used to fund a net loss of $1,964,817, adjusted for net non-cash expenses in the aggregate amount of $767,132, partially offset by $50,818 of net cash provided by changes in the levels of operating assets and liabilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2018 and 2017 was $550,000 and $1,160,693, respectively. The net cash provided by financing activities during the six months ended June 30, 2018 was attributable to $500,000 of proceeds from the issuance of notes payable and $50,000 of proceeds received from the issuance of Series A preferred stock. The net cash provided by financing activities during the six months ended June 30, 2017 was attributable to $135,000 of proceeds from the issuance of notes payable, $225,000 of proceeds from the issuance of notes payable-related party and $800,693 of proceeds received from the issuance of Series A preferred stock.

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

In connection with the preparation of this Quarterly Report, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were not effective due to the material weakness described herein.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

As of June 30, 2018 and the date of this filing, notes payable with face values totaling $2,973,000 were past due.  Such notes continue to accrue interest, however no penalties have been accrued since none of the holders have issued a notice of default. The Company is in negotiations with those holders to extend the maturity dates of such notes or to convert the principal and accrued interest into equity.

Pursuant to the terms of the Series A Preferred Stock Certificate of Designation, the holders of such securities are entitled to cumulative 9% dividends which are payable at the end of the second and fourth quarters either in cash or in common stock at the Company's discretion at the rate of $0.75 per common share. As of June 30, 2018, the holders of such securities were entitled to receive $325,521 of accrued and unpaid dividends.  As further described in Note 8, Subsequent Events, on August 21, 2018 the Board approved the issuance of 431,313 shares of common stock to satisfy $323,484 of that accrued preferred dividend liability.

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