Form 10-Q
period 2018-09-30
Cell Source, Inc.
filed 2018-11-14
CIK 1569340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any news or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of November 12, 2018, the registrant had 25,780,549 shares of $0.001 par value common stock outstanding.

CELL SOURCE, INC. AND SUBSIDIARY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.	1

Condensed Consolidated Balance Sheets as of
September 30, 2018 (Unaudited) and December 31, 2017	1

Unaudited Condensed Consolidated Statements of Operations for the
Three and Nine Months Ended September 30, 2018 and 2017	2

Unaudited Condensed Consolidated Statement of Changes in Stockholders’
Deficiency for the Nine Months Ended September 30, 2018	3

Unaudited Condensed Consolidated Statements of Cash Flows for the
Nine Months Ended September 30, 2018 and 2017	4

Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	14

Item 4. Controls and Procedures.	15

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.	16

Item 1A. Risk Factors.	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	16

Item 3. Defaults Upon Senior Securities.	16

Item 4. Mine Safety Disclosures.	16

Item 5. Other Information.	16

Item 6. Exhibits.	16

SIGNATURES	17

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets

Current Assets:
Cash	$8,121	$371,048
Prepaid expenses	85,267	124,693
Other current assets	48,321	35,936
Total Assets	$141,709	$531,677

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$289,032	$201,824
Accrued expenses	861,418	821,244
Accrued interest	334,474	248,746
Accrued interest - related parties	26,554	13,310
Accrued compensation	670,943	626,758
Accrued compensation - related party	55,439	19,262
Advances payable	600,000	100,000
Notes payable, net of debt discount of $0 and $89,326, as of September 30, 2018 and December 31, 2017, respectively	1,763,000	1,173,674
Notes payable - related parties	150,000	150,000
Convertible notes payable, net of debt discount of $0 and $34,173 as of September 30, 2018 and December 31, 2017, respectively	835,000	800,827
Convertible notes payable - related parties, net of debt discount of $0 and $28,356 as of September 30, 2018 and December 31, 2017, respectively	225,000	196,644
Derivative liabilities	287,400	628,200
Accrued dividend payable	112,703	108,562
Total Liabilities	6,210,963	5,089,051

Commitments and contingencies	-	-

Stockholders' Deficiency:
Convertible Preferred Stock, $0.001 par value, 10,000,000 shares authorized; Series A Convertible Preferred Stock, 1,335,000 shares designated, 650,457 and 643,790 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively; liquidation preference of $4,991,131 and $4,936,987 as of September 30, 2018 and December 31, 2017, respectively	650	644
Common Stock, $0.001 par value, 200,000,000 shares authorized, 25,780,549 and 25,349,236 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	25,781	25,349
Additional paid-in capital	10,014,940	9,969,520
Accumulated deficit	(16,110,625)	(14,552,887)
Total Stockholders' Deficiency	(6,069,254)	(4,557,374)

Total Liabilities and Stockholders' Deficiency	$141,709	$531,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Operating Expenses:
Research and development	$56,459	$152,658	$165,997	$422,903
Research and development - related party	72,527	200,000	375,151	600,000
General and administrative	359,660	202,480	1,031,517	662,455
Total Operating Expenses	488,646	555,138	1,572,665	1,685,358

Loss From Operations	(488,646)	(555,138)	(1,572,665)	(1,685,358)

Other (Expense) Income:
Interest expense	(30,923)	(33,445)	(124,774)	(144,112)
Interest expense - related parties	(756)	(756)	(49,244)	(2,244)
Amortization of debt discount	-	(49,502)	(173,099)	(339,133)
Amortization of debt discount - related parties	-	(18,904)	(28,356)	(30,040)
Change in fair value of derivative liabilities	115,500	149,200	390,400	452,880
Loss on exchange of notes payable for preferred shares	-	-	-	(725,355)
Total Other Income (Expense)	83,821	46,593	14,927	(788,004)

Net Loss	(404,825)	(508,545)	(1,557,738)	(2,473,362)

Dividend attributable to Series A preferred stockholders	(110,666)	(74,261)	(327,626)	(150,630)

Net Loss Applicable to Common Stockholders	$(515,491)	$(582,806)	$(1,885,364)	$(2,623,992)

Net Loss Per Common Share - Basic and Diluted	$(0.02)	$(0.02)	$(0.07)	$(0.10)

Weighted Average Common Shares Outstanding -
Basic and Diluted	27,580,598	26,807,466	27,456,267	26,751,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(Unaudited)

	Convertible Preferred						Total
	Stock - Series A		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficiency

Balance, December 31, 2017	643,790	$644	25,349,236	$25,349	$9,969,520	$(14,552,887)	$(4,557,374)

Issuance of Series A Convertible Preferred Stock for cash	6,667	6	-	-	49,994	-	50,000

Series A Convertible Preferred Stock dividends: Accrual of earned dividends	-	-	-	-	(327,626)	-	(327,626)
Payment of dividends in-kind	-	-	431,313	432	323,052	-	323,484

Net loss	-	-	-	-	-	(1,557,738)	(1,557,738)

Balance, September 30, 2018	650,457	$650	25,780,549	$25,781	$10,014,940	$(16,110,625)	$(6,069,254)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Nine Months Ended September 30,
	2018	2017
Cash Flows From Operating Activities:
Net loss	$(1,557,738)	$(2,473,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	(390,400)	(452,880)
Amortization of debt discount	201,455	369,173
Loss on exchange of notes payable for preferred shares	-	725,355
Depreciation	-	407
Stock-based compensation:
Warrants	-	44,634
Changes in operating assets and liabilities:
Prepaid expenses	39,426	17,386
Other current assets	(12,385)	44,621
Accounts payable	87,208	35,337
Accrued expenses	40,173	42,064
Accrued expenses-related parties	-	100,000
Accrued interest	85,728	75,042
Accrued interest - related parties	13,244	2,244
Accrued compensation	80,362	95,742
Net Cash Used In Operating Activities	(1,412,927)	(1,374,237)

Cash Flows From Financing Activities:
Proceeds from issuance of notes payable	500,000	135,000
Proceeds from issuance of notes payable - related party	-	225,000
Proceeds from issuance of preferred stock - Series A	50,000	1,050,705
Proceeds from cash advance	500,000	-
Net Cash Provided By Financing Activities	1,050,000	1,410,705

Net (Decrease) Increase In Cash	(362,927)	36,468

Cash - Beginning of Period	371,048	3,735
Cash - End of Period	$8,121	$40,203

Supplemental Disclosures of Cash Flow Information:

Cash paid for:
Interest	$18,030	$-

Non-cash investing and financing activities:
Preferred stock issued in exchange for notes and advances payable	$-	$2,118,355
Reduction of additional paid-in capital for public offering issuance costs that were previously paid	$-	$(54,543)
Accrual of earned preferred stock dividends	$(327,626)	$(150,630)
Common stock issued in connection with payment of Series A Convertible Preferred Stock dividends in-kind	$323,484	$-
Stock issued in connection with issuances and extensions of notes payable	$-	$143,438
Warrants and conversion options issued in connection with issuance and extension of notes payable	$49,600	$67,080

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Business Organization, Nature of Operations and Basis of Presentation

Organization and Operations

Cell Source, Inc. (“Cell Source”, “CSI” or the “Company”) is a Nevada corporation formed in 2012 and is the parent company of Cell Source Limited (“CSL”), a 100% owned subsidiary which was founded in Israel in 2011 to commercialize a suite of inventions relating to certain cancer treatments. The Company is a biotechnology company focused on developing cell therapy treatments based on the management of immune tolerance. The Company’s lead prospective product is its patented Veto Cell immune system management technology, which is an immune tolerance biotechnology that enables the selective blocking of immune responses. CSL’s Veto Cell immune system management technology is based on technologies patented, owned, and licensed to Cell Source Limited by Yeda Research and Development Company Limited, an Israeli corporation ("Yeda") (See Note 7, Related Party Transactions). The Company’s target indications include: lymphoma, leukemia and multiple myeloma through the facilitation of safer and more accessible stem cell (e.g. bone marrow) transplantation acceptance, treatment of end stage kidney disease and other non-malignant organ diseases through improved organ transplantation (broadened donor pool, reduced dependence on post-transplant anti-rejection therapy), and ultimately treating a variety of cancers and non-malignant diseases.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial position of the Company as of September 30, 2018 and the condensed consolidated results of its operations for the three and nine months ended September 30, 2018 and 2017 and cash flows for the nine months ended September 30, 2018 and 2017. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the operating results for the full year ending December 31, 2018 or any other period. It is recommended that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2017 and for the year then ended which were included in the Company's Annual Report on Form 10-K for the years ended December 31, 2017 and 2016 filed with the Securities and Exchange Commission (“SEC”) on July 25, 2018.

Note 2 - Going Concern and Management Plans

During the nine months ended September 30, 2018, the Company had not generated any revenues, had a net loss of approximately $1,558,000 and had used cash in operations of approximately $1,413,000. As of September 30, 2018, the Company had a working capital deficiency of approximately $6,069,000 and an accumulated deficit of approximately $16,111,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within twelve months from the date these financial statements are issued.

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

On October 10, 2018, the Company received an advance of $500,000 from an investor who ultimately invested such funds in Series A Preferred Stock as described in Note 8, Subsequent Events. The Company is currently funding its operations on a month-to-month basis. While there can be no assurance that it will be successful, the Company is in active negotiations to raise additional capital.

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

Loss Per Share

The Company computes basic net loss per share by dividing net loss by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share includes the dilution that would occur upon the exercise or conversion of all dilutive securities into common stock using the “treasury stock” and/or “if converted” methods, as applicable. Weighted average shares outstanding for the three and nine months ended September 30, 2018 and 2017 includes the weighted average impact of warrants to purchase an aggregate of 2,043,835 shares of common stock because their exercise price was determined to be nominal.

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	September 30,
	2018	2017

Warrants	11,915,481	11,615,481
Convertible notes	1,549,810	1,669,783
Convertible preferred stock	6,504,570	-

Total	19,969,861	13,285,264

Convertible notes and convertible preferred stock are assumed to be converted at the rate of $0.75 per common share, which is the conversion price as of September 30, 2018. However, such conversion rates are subject to adjustment under certain circumstances as discussed in the audited consolidated financial statements of the Company as of December 31, 2017 and for the year then ended which were included in the Company's Annual Report on Form 10-K for the years ended December 31, 2017 and 2016 filed with the SEC on July 25, 2018.

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

In July 2018, the FASB issued ASU No. 2018-09, “Codification Improvements” (“ASU 2018-09”). These amendments provide clarifications and corrections to certain ASC subtopics including the following: Income Statement - Reporting Comprehensive Income – Overall (Topic 220-10), Debt - Modifications and Extinguishments (Topic 470-50), Distinguishing Liabilities from Equity – Overall (Topic 480-10), Compensation - Stock Compensation - Income Taxes (Topic 718-740), Business Combinations - Income Taxes (Topic 805-740), Derivatives and Hedging – Overall (Topic 815-10), and Fair Value Measurement – Overall (Topic 820-10). The majority of the amendments in ASU 2018-09 will be effective in annual periods beginning after December 15, 2018. The Company is currently evaluating and assessing the impact this guidance will have on its unaudited condensed consolidated financial statements.

In August 2018, the FASB issued Accounting Standards Update No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The amendments in ASU 2018-13 modify the disclosure requirements on fair value measurements based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating ASU 2018-13 and its impact on its financial position, results of operation and cash flows.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. The Company is evaluating the impact of this guidance on its condensed financial statements. The Company anticipates its first presentation of changes in stockholders’ equity will be included in its Form 10-Q for the quarter ended March 31, 2019.

The Company has evaluated all new accounting standards that are in effect and may impact its condensed consolidated financial statements and does not believe that there are any other new accounting standards that have been issued that might have a material impact on its financial position or results of operations.

Note 4 - Fair Value

The Company determines the estimated fair value of amounts presented in these condensed consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the financial statements are not necessarily indicative of the amounts that could be realized in a current exchange between buyer and seller. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. These fair value estimates were based upon pertinent information available as of September 30, 2018 and December 31, 2017, and, as of those dates, the carrying value of all amounts approximates fair value. The Company estimated the fair value of its restricted common stock during the three and nine months ended September 30, 2018 based upon: i) a third-party valuation of its common stock as of December 31, 2017; ii) observations of subsequent sales of its Preferred Stock (which is convertible into common stock); and iii) the thinly traded volume and closing prices of its common stock.

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

Both observable and unobservable inputs may be used to determine the fair value of positions that are classified within the Level 3 category. As a result, the unrealized gains and losses for assets within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in historical company data) inputs. The following table summarizes the valuation of the Company’s derivatives by the above fair value hierarchy levels as of September 30, 2018 and December 31, 2017 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Accrued compensation - warrants	$136,439	$-	$-	$136,439
Derivative liability	287,400	-	-	287,400

Balance - September 30, 2018	$423,839	$-	$-	$423,839

Accrued compensation - warrants	$79,262	$-	$-	$79,262
Derivative liability	628,200	-	-	628,200

Balance - December 31, 2017	$707,462	$-	$-	$707,462

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

Assumptions utilized in the valuation of Level 3 liabilities are described as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Risk-free interest rate	2.12% - 2.91%	1.04% - 1.77%	1.73% - 2.91%	0.76% - 1.93%
Expected term (years)	0.08 - 4.41	0.25 - 4.25	0.08 - 5.00	0.25 - 4.76
Expected volatility	110%	110%	110%	110%
Expected dividends	0.00%	0.00%	0.00%	0.00%

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all Level 3 liabilities measured at fair value on a recurring basis using unobservable inputs during the nine months ended September 30, 2018:

	Accrued	Derivative
	Compensation	Liabilities	Total

Balance - December 31, 2017	$79,262	$628,200	$707,462

Accrued compensation - warrants	57,000	49,600	106,600
Change in fair value	177	(390,400)	(390,223)

Balance - September 30, 2018	$136,439	$287,400	$423,839

The Company’s significant financial instruments such as cash, accounts payable, accrued expenses and notes payable were deemed to approximate fair value due to their short-term nature. See Note 5, Notes Payable, for details associated with the issuance of warrants which were deemed to be derivative liabilities.

Note 5 – Notes Payable

a)
On February 21, 2018, the Company issued two notes payable in the aggregate principal amount of $400,000 and warrants for the purchase of a total of 240,000 shares of common stock at $0.75 per share for a period of five years. These notes did not accrue interest, matured on May 21, 2018, and had an effective interest rate of 40% per annum.  The warrants were 100% vested upon issuance, valued at $39,700 on the date of issuance, and recorded as a debt discount. The discount was amortized to expense over the term of the notes.

b)
On February 26, 2018, the Company issued a note payable in the aggregate principal amount of $100,000 and a warrant for the purchase of a total of 60,000 shares of common stock at $0.75 per share for a period of five years. The note did not accrue interest, matured on May 26, 2018, and had an effective interest rate of 40% per annum.  The warrant was 100% vested upon issuance, valued at $9,900 on the date of issuance, and recorded as a debt discount. The discount was amortized to expense over the term of the note.

During the three months ended September 30, 2018 and 2017, the Company recorded interest expense of $30,923 and $33,445, respectively, and interest expense for related party debt of $756 and $756, respectively. During the nine months ended September 30, 2018 and 2017, the Company recorded interest expense of $124,774 and $144,112, respectively, and interest expense for related party debt of $49,244 and $2,244, respectively.

During the three months ended September 30, 2018 and 2017, the Company recorded amortization of debt discount of $0 and $49,502, respectively, and amortization of debt discount for related party debt of $0 and $18,904, respectively. During the nine months ended September 30, 2018 and 2017, the Company recorded amortization of debt discount of $173,099 and $339,133, respectively, and amortization of debt discount for related party debt of $28,356 and $30,040, respectively.

As of September 30, 2018 and the date of this filing, notes payable and convertible notes payable with face values totaling $2,973,000 were past due and are classified as current liabilities on the condensed consolidated balance sheet as of September 30, 2018. Such notes continue to accrue interest and all relevant penalties have been accrued as of September 30, 2018. None of the holders have issued a notice of default. The Company is in negotiations with those holders to extend the maturity dates of such notes or to convert the principal and accrued interest into equity.

Note 6 – Stockholders’ Deficiency

On March 3, 2018, the Company raised $50,000 through the sale of 6,667 shares of Series A Preferred Stock at $7.50 per share.

On August 3, 2018, the Company received an advance of $500,000 from an investor who indicated plans to invest such funds in Series A Preferred Stock under the terms of the Private Placement Memorandum ("PPM"), which is included in advances payable on the condensed consolidated balance sheet as of September 30, 2018.  The terms of this PPM are described in Note 10 to the audited financial statements included in the Company's Annual Report on Form 10-K for the years ended December 31, 2017 and 2016 filed with the SEC on July 25, 2018.On November 6, 2018 and as more fully described in Note 8, Subsequent Events, this amount was invested in Series A Preferred Stock.

On August 21 and September 30, 2018, the Board approved the extension of the PPM through September 30, 2018 and November 28, 2018, respectively.

On August 21, 2018 and pursuant to the terms of the Series A Preferred Stock Certificate of Designation, the Board approved the issuance of 431,313 shares of common stock as payment-in-kind at the rate of $0.75 per share to reduce the accrued preferred dividend liability by $323,484.

During the three months ended September 30, 2018 and 2017, the Company accrued and recorded Series A Preferred Stock dividends of $110,666 and $74,261, respectively, with an increase in liabilities and a corresponding decrease in additional paid-in capital. During the nine months ended September 30, 2018 and 2017, the Company accrued and recorded Series A Preferred Stock dividends of $327,626 and $150,630, respectively, in the same manner.

During the three months ended September 30, 2018 and 2017, the Company recorded $0 and $351 of stock-based compensation expense related to warrants. During the nine months ended September 30, 2018 and 2017, the Company recorded $0 and $44,634 of stock-based compensation expense related to warrants. Such expense is recorded with a corresponding increase in additional paid-in capital. As of September 30, 2018, there was no unrecognized stock-based compensation expense.

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

$500,000

In addition, the parties amended the milestones and related completion dates. If the Company fails to achieve any of the milestones by the dates set forth in the agreement, Yeda is entitled to terminate the license upon written notice to the Company. To date, the Company has been deemed to have met all of the milestones and the next milestone in the agreement is January 1, 2022. Either Yeda or the Company may terminate the agreement and the license after the commitment of a material breach by the other party and in certain other instances as detailed in the agreement.Through September 30, 2018, the Company has made all required payments under the amended agreement.

During the three months ended September 30, 2018 and 2017, the Company recorded research and development expense of $72,527 and $200,000, respectively, and during the nine months ended September 30, 2018 and 2017, the Company recorded research and development expense of $375,151 and $600,000, respectively, in connection with the agreement with Yeda.

Note 8 – Subsequent Events

Advances

On October 10, 2018, the Company received an advance of $500,000 from an investor who indicated plans to invest such funds in Series A Preferred Stock under the terms of the PPM.

Investment in Preferred Stock

On November 6, 2018, the October 10, 2018 advance was combined with another $500,000 advance previously received from the same investor on August 3, 2018 and that party invested such funds totaling $1,000,000 in Series A Preferred Stock under the terms of the PPM at $7.50 per share and the Company issued 133,334 shares of such Preferred Stock.

Note 9 - Revision of Financial Statements for the Three and Six Months Ended June 30, 2018

During the course of preparing the Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, the Company identified $80,000 in penalties related to certain notes payable that became past due during the three months ended June 30, 2018 and were not recorded during that period.  This had the effect of understating the Company's net loss for that period and its accrued liabilities as of June 30, 2018 by the same amount.

The penalties consisted of $23,000 in interest and $57,000 representing the value of 396,000 warrants to be issued for the purchase of common stock.  The value of such warrants was estimated using assumptions consistent with, and previously disclosed for, other warrant valuation calculations performed for the three months ended June 30, 2018.

The following tables reconcile as reported balances in the Quarterly Report on the Form 10-Q for the quarter ended June 30, 2018 to the as revised balances:

	June 30, 2018
	As Reported	Adjustment	As Revised
Condensed Consolidated Balance Sheet:

Total Current Assets	$131,545	$-	$131,545
Total Assets	$131,545	$-	$131,545
Total Current Liabilities	$5,928,792	$80,000	$6,008,792
Total Liabilities	$5,928,792	$80,000	$6,008,792
Total Stockholders' Deficiency	$(5,797,247)	$(80,000)	$(5,877,247)

	For The Three Months Ended June 30, 2018			For The Six Months Ended June 30, 2018
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Condensed Consolidated Statements of Operations:

Total Other Income (Expense)	$63,178	$(80,000)	$(16,822)	$11,106	$(80,000)	$(68,894)
Net Loss	$(360,729)	$(80,000)	$(440,729)	$(1,072,913)	$(80,000)	$(1,152,913)
Net Loss Applicable to Common Stockholders	$(470,193)	$(80,000)	$(550,193)	$(1,289,873)	$(80,000)	$(1,369,873)
Net Loss Per Share - Basic and Diluted	$(0.02)		$(0.02)	$(0.05)		$(0.05)
Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	27,393,071	-	27,393,071	27,393,071	-	27,393,071

	For The Six Months Ended June 30, 2018
	As Reported	Adjustment	As Revised
Condensed Consolidated Statement of Cash Flows:

Cash Flows From Operating Activities:
Net Loss	$(1,072,913)	$(80,000)	$(1,152,913)
Adjustments to reconcile net loss to net cash used in operating activities	$154,404	$80,000	$234,404
Net Cash Used In Operating Activities	$(918,509)	$-	$(918,509)

In accordance with SEC Staff Accounting Bulletin No 108, the Company has evaluated this error, based on an analysis of quantitative and qualitative factors, as to whether it was material to the condensed consolidated statements of operations for the three and six months ended June 30, 2018 and if amendments of previously filed financial statements with the SEC are required. The Company has determined that the adjustment is qualitatively not material and, therefore, the error has no material impact to the condensed consolidated statements of operations for the three and six months ended June 30, 2018 or other prior periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the condensed consolidated results of operations and financial condition of Cell Source, Inc. ("CSI", “Cell Source”,  the “Company”, “us,” “we,” “our,”) as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the years ended December 31, 2017 and 2016 as filed with the SEC on July 25, 2018.

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the years ended December 31, 2017 and 2016 filed with the SEC on July 25, 2018.

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

Consolidated Results of Operations

Three Months Ended September 30, 2018 Compared with the Three Months Ended September 30, 2017

Research and Development

Research and development expense was $128,986 and $352,658 for the three months ended September 30, 2018 and 2017, respectively, a decrease of $223,672, or 63%, related to approximately $127,000 of decreased research expenses associated with our agreement with Yeda as we prepare for development in order to commence human clinical trials in the US, as well as decreased patent-related expenses.

General and Administrative

General and administrative expense was $359,660 and $202,480 for the three months ended September 30, 2018 and 2017, respectively, an increase of $157,180, or 78%, primarily related to increases in external consulting and professional fees in the 2018 period, which was due in part by our financing activities in 2017 which allowed us to increase operations and file our delinquent SEC reports in 2018.

Change in Fair Value of Derivative Liabilities

The change in fair value of derivative liabilities for the three months ended September 30, 2018 and 2017 was a gain of $115,500 and a gain of $149,200, respectively, which represents the changes in fair value of the warrants and conversion options that were deemed to be derivative liabilities. Such changes in fair value were attributable to warrants and conversion options drawing closer to their expiration dates.

Interest Expense

Interest expense for the three months ended September 30, 2018 and 2017 was $31,679 and $34,201, respectively, a decrease of $2,522, or 7%, as a result of a reduction in interest bearing notes payable outstanding attributable to conversion of certain notes into preferred stock.

Amortization of Debt Discount

Amortization of debt discount was $0 and $68,406 for the three months ended September 30, 2018 and 2017, respectively, which is associated with warrants and conversion options issued in connection with notes payable.

Nine Months Ended September 30, 2018 Compared with the Nine Months Ended September 30, 2017

Research and Development

Research and development expense was $541,148 and $1,022,903 for the nine months ended September 30, 2018 and 2017, respectively, a decrease of $481,755, or 47%, related to approximately $225,000 of decreased research expenses associated with our agreement with Yeda as we prepare for development in order to commence human clinical trials in the US, as well as decreased patent-related expenses.

General and Administrative

General and administrative expense was $1,031,517 and $662,455 for the nine months ended September 30, 2018 and 2017, respectively, an increase of $369,062, or 56%, primarily related to increases in external consulting and professional fees in the 2018 period, which was due in part by our financing activities in 2017 which allowed us to increase operations and file our delinquent SEC reports in 2018.

Change in Fair Value of Derivative Liabilities

The change in fair value of derivative liabilities for the nine months ended September 30, 2018 and 2017 was a gain of $390,400 and a gain of $452,880, respectively, which represents the changes in fair value of the warrants and conversion options that were deemed to be derivative liabilities. Such changes in fair value were attributable to warrants and conversion options drawing closer to their expiration dates.

Interest Expense

Interest expense for the nine months ended September 30, 2018 and 2017 was $174,018 and $146,356, respectively, an increase of $27,662, or 19%, as a result of interest and penalties associated with certain notes payable that became past due in the three months ended June 30, 2018.

Amortization of Debt Discount

Amortization of debt discount was $201,455 and $369,173 for the nine months ended September 30, 2018 and 2017, respectively, which is associated with warrants and conversion options issued in connection with notes payable.

Loss on Exchange of Notes Payable for Preferred Shares

During the nine months ended September 30, 2017, we recognized $725,355 of losses on exchanges of notes payable for preferred shares. The losses recognized represent the excess value of the preferred shares as compared to the carrying value of the notes payable.

Liquidity and Going Concern

Our cash balances and working capital deficiencies as of September 30, 2018 and December 31, 2017 were as follows:

	September 30,	December 31,
	2018	2017
	(unaudited)

Cash	$8,121	$371,048
Working capital deficiency	$(6,069,254)	$(4,557,374)

During the nine months ended September 30, 2018, we had not generated any revenues, had a net loss of approximately $1,558,000 and had used cash in operations of approximately $1,413,000. As of September 30, 2018, we had a working capital deficiency of approximately $6,069,000 and an accumulated deficit of approximately $16,111,000. In October 2018, we received a $500,000 together with an additional $500,000 advance previously received in August 2018. In November 2018, advances totaling $1,000,000 were converted into an investment in Series A Preferred Stock. These conditions raise substantial doubt about our ability to continue as a going concern within twelve months from the date these financial statements are issued. We are currently funding our operations on a month-to-month basis. While there can be no assurance that we will be successful, we are in active negotiations to raise additional capital.

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

During the nine months ended September 30, 2018 and 2017, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the nine months ended September 30, 2018 and 2017 in the amounts of $1,412,927 and$1,374,237, respectively. The net cash used in operating activities for the nine months ended September 30, 2018 was primarily due to cash used to fund a net loss of $1,557,738, adjusted for net non-cash income in the aggregate amount of $188,945, partially offset by $333,756 of net cash provided by changes in the levels of operating assets and liabilities.The net cash used in operating activities for the nine months ended September 30, 2017 was primarily due to cash used to fund a net loss of $2,473,362, adjusted for net non-cash expenses in the aggregate amount of $686,689, partially offset by $412,436of net cash provided by changes in the levels of operating assets and liabilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2018 and 2017 was $1,050,000 and $1,410,705, respectively. The net cash provided by financing activities during the nine months ended September 30, 2018 was attributable to $500,000 received from the issuance of notes payable, $500,000 received as an advance from an investor who indicated plans to invest such funds in Series A Preferred Stock, and $50,000 of received from the issuance of Series A preferred stock. The net cash provided by financing activities during the nine months ended September 30, 2017 was attributable to $135,000 received from the issuance of notes payable, $225,000 received from the issuance of notes payable to related parties, and $1,050,705 received from the issuance of Series A preferred stock.

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

In connection with the preparation of this Quarterly Report, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective due to the material weakness described herein.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

As of September 30, 2018 and the date of this filing, notes payable and convertible notes payable with face values totaling $2,973,000 were past due and are classified as current liabilities on the condensed consolidated balance sheet as of September 30, 2018.  Such notes continue to accrue interest and all relevant penalties have been accrued as of September 30, 2018. None of the holders have issued a notice of default. We are in negotiations with those holders to extend the maturity dates of such notes or to convert the principal and accrued interest into equity.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit
Number		Description

31		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer
32	*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer
101.INS		XBRL Instance Document
101.SCH		XBRL Schema Document
101.CAL		XBRL Calculation Linkbase Document
101.DEF		XBRL Definition Linkbase Document
101.LAB		XBRL Label Linkbase Document
101.PRE		XBRL Presentation Linkbase Document

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

CELL SOURCE, INC.

Dated: November 14, 2018	By:	/s/ Itamar Shimrat
Name: Itamar Shimrat
Title: Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)