Form 10-Q
period 2019-03-31
Cell Source, Inc.
filed 2019-05-20
CIK 1569340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 000-55413

CELL SOURCE, INC.
(Exact name of registrant as specified in its charter)

Nevada	32-0379665
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

57 West 57th Street, Suite 400 New York, New York	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 416-7896

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of May 15, 2019, the registrant had 26,077,611 shares of $0.001 par value common stock outstanding.

CELL SOURCE, INC. AND SUBSIDIARY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(Unaudited)
Assets

Current Assets:
Cash	$13,490	$18,934
Prepaid expenses	34,917	38,926
Other current assets	10,492	7,932
Total Assets	$58,899	$65,792

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$770,287	$277,786
Accrued expenses	726,221	532,790
Accrued expenses - related parties	97,000	72,000
Accrued interest	285,025	345,948
Accrued interest - related parties	28,299	27,559
Accrued compensation	616,427	587,734
Accrued compensation - related party	79,603	55,083
Advances payable	175,000	100,000
Advances payable - related party	100,000	100,000
Notes payable	1,063,000	1,463,000
Notes payable - related parties	150,000	150,000
Convertible notes payable	545,000	835,000
Convertible notes payable - related parties	225,000	225,000
Derivative liabilities	147,900	200,500
Accrued dividend payable	161,598	13,563
Total Liabilities	5,170,360	4,985,963

Commitments and contingencies (Note 8)	-	-

Stockholders' Deficiency:
Convertible Preferred Stock, $0.001 par value, 10,000,000 shares authorized; Series A Convertible Preferred Stock, 1,335,000 shares designated, 1,048,989 and 860,291 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively; liquidation preference of $8,029,016 and $6,465,745as of March 31, 2019 and December 31, 2018, respectively	1,048	860
Common Stock, $0.001 par value, 200,000,000 shares authorized, 26,077,611 shares issued and outstanding as of March 31, 2019 and December 31, 2018	26,078	26,078
Additional paid-in capital	12,990,255	11,723,224
Accumulated deficit	(18,128,842)	(16,670,333)
Total Stockholders' Deficiency	(5,111,461)	(4,920,171)

Total Liabilities and Stockholders' Deficiency	$58,899	$65,792

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Operating Expenses:
Research and development	$724,742	$77,616
Research and development - related party	25,000	225,139
Selling, general and administrative	421,290	357,357
Total Operating Expenses	1,171,032	660,112

Loss From Operations	(1,171,032)	(660,112)

Other (Expense) Income:
Interest expense	(76,867)	(30,265)
Interest expense - related parties	(740)	(740)
Amortization of debt discount	-	(137,974)
Amortization of debt discount - related parties	-	(18,493)
Change in fair value of derivative liabilities	52,600	135,400
Loss on exchange of notes payable for Series A Convertible Preferred Stock	(262,470)	-
Total Other Expense	(287,477)	(52,072)

Net Loss	(1,458,509)	(712,184)

Dividend attributable to Series A preferred stockholders	(148,035)	(107,496)

Net Loss Applicable to Common Stockholders	$(1,606,544)	$(819,680)

Net Loss Per Common Share - Basic and Diluted	$(0.06)	$(0.03)

Weighted Average Common Shares Outstanding -
Basic and Diluted	28,121,446	27,393,071

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2019
	Convertible Preferred						Total
	Stock - Series A		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficiency

Balance, January 1, 2019	860,291	$860	26,077,611	$26,078	$11,723,224	$(16,670,333)	$(4,920,171)

Issuance of Series A Convertible Preferred Stock for cash	43,331	43	-	-	324,957	-	325,000

Issuance of Series A Convertible Preferred Stock in exchange for notes payable	145,367	145	-	-	1,090,109	-	1,090,254

Series A Convertible Preferred Stock dividends: Accrual of earned dividends	-	-	-	-	(148,035)	-	(148,035)

Net loss	-	-	-	-	-	(1,458,509)	(1,458,509)

Balance, March 31, 2019	1,048,989	$1,048	26,077,611	$26,078	$12,990,255	$(18,128,842)	$(5,111,461)

	FOR THE THREE MONTHS ENDED MARCH 31, 2018
	Convertible Preferred						Total
	Stock - Series A		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficiency

Balance, January 1, 2018	643,790	$644	25,349,236	$25,349	$9,969,520	$(14,552,887)	$(4,557,374)

Issuance of Series A Convertible Preferred Stock for cash	6,667	6	-	-	49,994	-	50,000

Series A Convertible Preferred Stock dividends: Accrual of earned dividends	-	-	-	-	(107,496)	-	(107,496)

Net loss	-	-	-	-	-	(712,184)	(712,184)

Balance, March 31, 2018	650,457	$650	25,349,236	$25,349	$9,912,018	$(15,265,071)	$(5,327,054)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Three Months Ended March 31,
	2019	2018
Cash Flows From Operating Activities:
Net loss	$(1,458,509)	$(712,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	(52,600)	(135,400)
Amortization of debt discount	-	156,467
Loss on exchange of notes payable for preferred shares	262,470	-
Stock-based compensation:
Warrants	33,007	-
Changes in operating assets and liabilities:
Prepaid expenses	4,009	(47,082)
Other current assets	(2,560)	7,923
Accounts payable	492,501	394
Accrued expenses	193,431	(18,476)
Accrued expenses - related parties	25,000	25,000
Accrued interest	76,861	12,220
Accrued interest - related parties	740	740
Accrued compensation	20,206	424
Net Cash Used In Operating Activities	(405,444)	(709,974)

Cash Flows From Financing Activities:
Proceeds from cash advances	75,000	-
Proceeds from issuance of notes payable	-	500,000
Proceeds from issuance of preferred stock - Series A	325,000	50,000
Net Cash Provided By Financing Activities	400,000	550,000

Net Decrease In Cash	(5,444)	(159,974)

Cash - Beginning of Period	18,934	371,048

Cash - End of Period	$13,490	$211,074

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$-	$18,030

Non-cash investing and financing activities:
Preferred stock issued in exchange for notes and advances payable	$1,090,254	$-
Accrual of earned preferred stock dividends	$(148,035)	$(107,496)
Warrants and conversion options issued in connection with issuance and extension of notes payable	$-	$49,600

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial position of the Company as of March 31, 2019 and the condensed consolidated results of its operations and cash flows for the three months ended March 31, 2019 and 2018. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results for the full year ending December 31, 2019 or any other period. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2018 and for the year then ended which were included in the Company's Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on April 1, 2019.

Note 2- Going Concern and Management Plans

During the three months ended March 31, 2019, the Company had not generated any revenues, had a net loss of approximately $1,459,000 and had used cash in operations of approximately $405,000. As of March 31, 2019, the Company had a working capital deficiency of approximately $5,111,000 and an accumulated deficit of approximately $18,129,000. Subsequent to March 31, 2019 and as more fully described in Note 9, Subsequent Events, the Company received aggregate proceeds of $573,308 through the sale of 76,437 shares of Series A Convertible Preferred Stock at $7.50 per share and $70,000 through the issuance of a short term note payable. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within twelve months from the date these financial statements are issued.

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

Note 3 - Summary of Significant Accounting Policies

Since the date of the Annual Report on Form 10-K for the year ended December 31, 2018, there have been no material changes to the Company’s significant accounting policies.

Loss Per Share

The Company computes basic net loss per share by dividing net loss by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share includes the dilution that would occur upon the exercise or conversion of all dilutive securities into common stock using the “treasury stock” and/or “if converted” methods, as applicable. Weighted average shares outstanding for the three months ended March 31, 2019 and 2018 includes the weighted average impact of warrants to purchase an aggregate of 2,043,835 shares of common stock because their exercise price was determined to be nominal.

The common stock equivalents associated with the following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	March 31,
	2019	2018

Warrants	6,374,157	11,915,481
Convertible notes	1,069,101	1,520,732
Convertible preferred stock	10,489,890	6,504,570
Total	17,933,148	19,940,783

Convertible notes are assumed to be converted at the rate of $0.75 per common share, which is the conversion price as of March 31, 2019. However, such conversion rates are subject to adjustment under certain circumstances, which may result in the issuance of common shares greater than the amount indicated.

Note 4 - Fair Value

The Company determines the estimated fair value of amounts presented in these condensed consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the financial statements are not necessarily indicative of the amounts that could be realized in a current exchange between buyer and seller. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. These fair value estimates were based upon pertinent information available as of March 31, 2019 and December 31, 2018 and, as of those dates, the carrying value of all amounts approximates fair value. The Company estimated the fair value of its restricted common stock during the three months ended March 31, 2019 based upon observations of the recent sales of Preferred Stock which is convertible into common stock as well as the thinly traded volume and closing prices of its common stock. The Company obtained a third-party valuation of its common stock as of December 31, 2017, which was also considered in management’s estimation of the fair value of its restricted common stock during the three months ended March 31, 2019.

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

Both observable and unobservable inputs may be used to determine the fair value of positions that are classified within the Level 3 category. As a result, the unrealized gains and losses for assets within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in historical company data) inputs. The following table summarizes the valuation of the Company’s derivatives by the above fair value hierarchy levels as of March 31, 2019 and December 31, 2018 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Accrued compensation - common stock	$37,500	$-	$-	$37,500
Accrued compensation - warrants	33,228	-	-	33,228
Accrued compensation - warrants - related party	79,603	-	-	79,603
Derivative liabilities	147,900	-	-	147,900

Balance - March 31, 2019	$298,231	$-	$-	$298,231

Accrued compensation - common stock	$37,500	$-	$-	$37,500
Accrued compensation - warrants	24,741	-	-	24,741
Accrued compensation - warrants - related party	55,083	-	-	55,083
Derivative liabilities	200,500	-	-	200,500

Balance - December 31, 2018	$317,824	$-	$-	$317,824

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. The Company’s Level 3 liabilities shown in the above table consist of warrants deemed to be derivative liabilities according to the Company’s sequencing policy in accordance with ASC 815-40-35-12, the conversion option of convertible notes payable, and an accrued obligation to issue warrants and common stock.

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all Level 3 liabilities measured at fair value on a recurring basis using unobservable inputs during the three months ended March 31, 2019:

	Accrued	Derivative
	Compensation	Liabilities	Total

Balance - December 31, 2018	$117,324	$200,500	$317,824

Accrued compensation - warrants	8,560	-	8,560
Accrued compensation - warrants - related party	24,683	-	24,683
Change in fair value	(236)	(52,600)	(52,836)
Balance - March 31, 2019	$150,331	$147,900	$298,231

As of March 31, 2019, the Company had an obligation to issue 150,000 shares of common stock to a service provider. The shares had a fair value of $37,500, which was a component of accrued compensation on the condensed consolidated balance sheets.

Assumptions utilized in the valuation of Level 3 liabilities are described as follows:

	For the Three Months Ended
	March 31,
	2019	2018

Risk-free interest rate	2.21% - 2.44%	1.73% - 2.69%
Expected term (years)	0.02 - 5.00	0.25 - 5.00
Expected volatility	110%	110%
Expected dividends	0.00%	0.00%

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

Note 5 – Notes Payable and Convertible Notes Payable

During the three months ended March 31, 2019 and 2018, the Company recorded interest expense of $76,867 and $30,265, respectively, and interest expense for related party debt of $740 and $740, respectively.

During the three months ended March 31, 2019 and 2018, the Company recorded amortization of debt discount of $0 and $137,974, respectively, and amortization of debt discount for related party debt of $0 and $18,493, respectively.

As of March 31, 2019 and through the date of this filing, notes payablewith principal amounts totaling $1,983,000 were past dueand are classified as current liabilities on the condensed consolidated balance sheet as of March 31, 2019. Such notes continue to accrue interest and all relevant penalties have been accrued as of March 31, 2019. Of such past due notes payable, a holder of a note with principal amount of $250,000 issued a notice of default. See Note 8, Commitments and Contingencies – Litigation for additional details. The Company is in negotiations with all holders of notes payable to extend the maturity dates of such notes or to convert the principal and accrued interest into equity.

As of March 31, 2019 and December 31, 2018, the Company had $234,580 and $302,974, respectively, of accrued interest and penalties related to notes payable, which is included with accrued interest and accrued interest – related parties on the condensed consolidated balance sheets.
Notes Payable

On March 31, 2019, holders of notes with aggregate principal amounts of $400,000 and aggregate late payment penalties of $40,000 exchanged those notes for 70,400 shares of the Company's Series A Convertible Preferred Stock. The value of the shares issued exceeded the carrying value of the debt and accrued interest and, as more fully discussed in Note 6, Stockholders’ Deficiency - Series A Convertible Preferred Stock, this difference of $88,000 was recorded in the condensed consolidated statement of operations as a loss on exchange of notes payable for Series A Convertible Preferred Stock.

Convertible Notes Payable

On March 31, 2019, holders of notes with aggregate principal amounts of $290,000 and aggregate accrued interest of $97,784 exchanged those notes for 74,967 shares of the Company's Series A Convertible Preferred Stock. The value of the shares issued exceeded the carrying value of the debt and accrued interest and, as more fully discussed in Note 6, Stockholders’ Deficiency - Series A Convertible Preferred Stock, this difference of $174,470 was recorded in the condensed consolidated statements of operations as a loss on exchange of notes payable for Series A Convertible Preferred Stock.

Note 6 – Stockholders’ Deficiency

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

On various dates from January 7, 2019 through March 13, 2019, the Company received proceeds of $325,000 through the sale of 43,331 shares of Series A Convertible Preferred Stock at $7.50 per share.

On March 31, 2019, in connection with the exchange of various notes payable, accrued interest and late payment penalties totaling $827,784, the Company issued 145,367 shares of Series A Convertible Preferred Stock under the terms of the PPM with a total value of $1,090,254, as more fully described in Note 5, Notes Payable. As the value of those shares exceeded the carrying value of the note payable, accrued interest and late payment penalties, the difference of $262,470 was recorded in the condensed consolidated statement of operations during the three months ended March 31, 2019 as a loss on exchange of notes payable for Series A Convertible Preferred Stock.

During the three months ended March 31, 2019 and 2018, the Company accrued and recorded Series A Preferred Stock dividends of $148,035 and $107,496, respectively, with an increase in liabilities and a corresponding decrease in additional paid-in capital.

Stock-Based Compensation

During the three months ended March 31, 2019 and 2018, the Company recognized expense of $33,007 and $0, respectively, of stock-based compensation related to warrants. As of March 31, 2019, there was no unrecognized stock-based compensation expense.

Note 7 – Related Party Transactions

In 2011, the Company entered into a Research and License Agreement with Yeda for Veto Cell technology. As Yeda is a founder and a significant shareholder of the Company, it is a related party.

During the three months ended March 31, 2019 and 2018, the Company recorded research and development expense of $25,000 and $225,139, respectively, in connection with the agreement with Yeda.

On January 7, 2018, the Company received proceeds of $50,000 from the Chairman of the Board through the sale of 6,667 shares of Series A Convertible Preferred Stock at $7.50 per share, which amount is included in the issuances disclosed in Note 6, Stockholders’ Deficiency.

Note 8 – Commitments and Contingencies

MD Anderson Agreements

On February 19, 2019, the Company entered into an agreement with The University of Texas M.D. Anderson Cancer Center (“MD Anderson”) for the latter to perform cell production and conduct Phase I/II human clinical trials. In connection with that agreement, the Company committed to fund such work in the amount of approximately $2,000,000 over a two-year period beginning that same date, with payments becoming due as certain specified milestones are met by MD Anderson.

The Company recognized $684,255 and $0 of research and development expenses during the three months ended March 31, 2019 and 2018, respectively, associated with services provided by MD Anderson in the periods, under the two agreements with MD Anderson dated November 2018 and February 2019. As of March 31, 2019, the Company had $559,336 of accrued research and development expenses pursuant to the agreements with MD Anderson, which are included within accrued expenses on the condensed consolidated balance sheet.

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

Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed. There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows. As of March 31, 2019 and December 31, 2018, the Company has not accrued any amounts for contingencies.

Note 9 – Subsequent Events

Series A Convertible Preferred Stock

On various dates from April 5 to April 30, 2019, the Company received aggregate proceeds of $573,308 through the sale of 76,437 shares of Series A Convertible Preferred Stock at $7.50 per share. Of those amounts, an aggregate of $295,825 was received from two members of the Board of Directors for 39,441 shares of Series A Convertible Preferred Stock.

Note Payable

On May 15, 2019, the Company issued a non-interest-bearing bridge note payable in the principal amount of $70,000 with a term of ten days. Concurrent with the issuance of this note, the Company issued five-year warrants for the purchase of up to 35,000 shares of common stock at $0.75 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the condensed consolidated results of operations and financial condition of Cell Source, Inc. ("CSI", “Cell Source”,  the “Company”, “us,” “we,” “our,”) as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission (“SEC”) on April 1, 2019.

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on April 1, 2019.

Overview

We are a biotechnology company focused on developing cell therapy treatments based on the management of immune tolerance.  Our technology platform has been extensively tested by in vitro studies and confirmed in animal trials. We continue to move forward towards clinical trials as more fully discussed in our Annual Report on Form 10-K for the year ended December 31, 2018 which was filed with the SEC on April 1, 2019.

Consolidated Results of Operations

Three Months Ended March 31, 2019 Compared with the Three Months Ended March 31, 2018

Research and Development

Research and development expense was $749,742 and $302,755 for the three months ended March 31, 2019 and 2018, respectively, an increase of $446,987, or 148%, primarily related to the commencement of research by MD Anderson.

Selling, General and Administrative

Selling, general and administrative expense was $421,290 and $357,357 for the three months ended March 31, 2019 and 2018, respectively, an increase of $63,933, or 18%, primarily related to increases of approximately $59,000 inauditand professional fees in the 2019 period, approximately $33,000 of stock-based compensation expense, offset by decreases of approximately $27,000 in consulting fees.

Change in Fair Value of Derivative Liabilities

The change in fair value of derivative liabilities for the three months ended March 31, 2019 and 2018 was a gain of $52,600 and $135,400, respectively, primarily due to the warrants and conversion options, which are deemed to be derivative liabilities, either drawing closer to their expiration dates or were no longer outstanding.

Interest Expense

Interest expense for the three months ended March 31, 2019 and 2018 was $77,607 and $31,005, respectively, anincrease of $46,602, or 150%, primarily as a result of penalties of approximately $46,000 due to penalties associated with certain past due notes payable.

Amortization of Debt Discount

Amortization of debt discount was $0 and $156,467 for the three months ended March 31, 2019 and 2018, respectively, which is associated with warrants and conversion options issued in connection with notes payable.

Loss on Exchange of Notes Payable for Series A Convertible Preferred Stock

During the three months ended March 31, 2019, we recognized a $262,470 loss on exchange of notes payable for Series A Convertible Preferred Stock. The losses recognized represent the value of the preferred shares in excess of the carrying value of the notes payable.

Liquidity and Going Concern

We measure our liquidity in a number of ways, including the following:

	March 31,	December 31,
	2019	2018
	(unaudited)

Cash	$13,490	$18,934
Working capital deficiency	$(5,111,461)	$(4,920,171)

During the three months ended March 31, 2019, the Company had not generated any revenues, had a net loss of approximately $1,459,000, and used cash in operations of approximately $405,000. As of March 31, 2019, the Company had a working capital deficiency of approximately $5,111,000 and an accumulated deficit of approximately $18,129,000. Subsequent to March 31, 2019, the Company received aggregate proceeds of $573,308 through the sale of 76,437 shares of Series A Convertible Preferred Stock at $7.50 per share and $70,000 through the issuance of a short term note payable. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within twelve months from the date these financial statements are issued.

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

During the three months ended March 31, 2019 and 2018, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the three months ended March 31, 2019 and 2018 in the amounts of approximately $405,000 and $710,000, respectively. The net cash used in operating activities for the three months ended March 31, 2019 was primarily due to cash used to fund a net loss of approximately $1,459,000, adjusted for net non-cash expenses in the aggregate amount of approximately $243,000, partially offset by $810,000 of net cash provided by changes in the levels of operating assets and liabilities. The net cash used in operating activities for the three months ended March 31, 2018 was primarily due to cash used to fund a net loss of approximately $712,000, adjusted for net non-cash expenses in the aggregate amount of approximately $21,000, and by $19,000 of net cash used to fund changes in the levels of operating assets and liabilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2019 and 2018 was $400,000 and $550,000, respectively. The net cash provided by financing activities during the three months ended March 31, 2019 was attributable to $325,000 of proceeds from the issuance of Series A preferred stock and $75,000 of proceeds received from cash advances. The net cash provided by financing activities during the three months ended March 31, 2018 was attributable to $500,000 of proceeds from the issuance of notes payable and $50,000 of proceeds received from the issuance of Series A preferred stock.

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

In connection with the preparation of this Quarterly Report, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on April 1, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Between January 7, 2019 and March 13, 2019, the Company sold 43,331 shares of Series A Convertible Preferred Stock at an aggregate purchase price of $325,000. The Company relied upon the exemption provided by Section 4(2) of the Securities Act in connection with these transactions.

On March 31, 2019, the Company issued 145,367 shares of Series A Convertible Preferred Stock in exchange for the surrender of notes payable with a total outstanding principal amount and accrued interest and penalties of $827,784. The Company relied upon the exemption provided by Section 3(a)(9) of the Securities Act in connection with this transaction.

On May 15, 2019, the Company issued five-year warrants to purchase 35,000 shares of common stock at an exercise price of $0.75 per share to a purchaser of a note in principal amount of $70,000. The Company relied upon the exemption provided by Section 4(2) of the Securities Act in connection with these transactions.

Between April 5, 2019 and April 30, 2019, the Company sold 76,437 shares of Series A Convertible Preferred Stock at an aggregate purchase price of $573,308. The Company relied upon the exemption provided by Section 4(2) of the Securities Act in connection with these transactions.

Item 3. Defaults Upon Senior Securities.

As of March 31, 2019 and through the date of this filing, notes payable and convertible notes payable with face values totaling $1,983,000 were past due and are classified as current liabilities on the condensed consolidated balance sheet as of March 31, 2019.  Such notes continue to accrue interest and all relevant penalties have been accrued as of March 31, 2019. Of such past due notes payable, a holder of a note with principal amount of $250,000 issued a notice of default. See Item 1 above for additional details. We are in negotiations with all holders to extend the maturity dates of such notes or to convert the principal and accrued interest into equity.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit
Number		Description

10.39(a)		Amendment No. 1 to Veto Cell Production and Clinical Trial Program Agreement dated as of April 4, 2019 between Cell Source Limited and The University of Texas M.D. Anderson Cancer Center (1)
31		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer
32	*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer
101.INS		XBRL Instance Document
101.SCH		XBRL Schema Document
101.CAL		XBRL Calculation Linkbase Document
101.DEF		XBRL Definition Linkbase Document
101.LAB		XBRL Label Linkbase Document
101.PRE		XBRL Presentation Linkbase Document

(1)	Certain information has been excluded from this exhibit because (i) it is not material and (ii) would be competitively harmful if publicly disclosed.
*	This certification is being furnished and shall not be deemed "filed" with the SEC for purposes of Section 18 of the Exchange Act, or otherwise be subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CELL SOURCE, INC.

Dated: May 20, 2019	By:	/s/ Itamar Shimrat
Name: Itamar Shimrat
Title: Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)