Form 10-K/A
period 2018-12-31
Cell Source, Inc.
filed 2019-06-19
CIK 1569340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE - None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends Cell Source Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Form 10-K”), as filed with the Securities and Exchange Commission on April 1, 2019, and is being filed solely to re-file Exhibit 10.39 and Exhibit 10.40 in compliance with Regulation S-K Item 601(b). This Amendment includes new certifications by our Principal Executive Officer and Principal Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 attached as Exhibits 31.1, 31.2, 32.1 and 32.2 hereto.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements

See Index to Financial Statements immediately following the signature page of this Annual Report.

Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits

The following exhibits are included as part of this Annual Report:

Exhibit
Number	Description

2.1 (1)	Share Exchange Agreement, dated June 30, 2014, by and between Cell Source, Ltd., and Ticket to See, Inc.
3.1 (1)	Articles of Association of Cell Source Limited, dated August 14, 2011, as amended on November 11, 2013
3.2 (2)	Articles of Incorporation of Ticket to See, Inc., dated June 6, 2012
3.3 (3)	Certificate of Amendment to Articles of Incorporation of Ticket to See, Inc., dated June 23, 2014
3.3 (4)	Certificate of Amendment to Articles of Incorporation of Ticket to See, Inc., dated May 20, 2014
3.4 (2)	Bylaws of Cell Source, Inc., dated June 6, 2012
3.5 (18)	Certificate of Designation with respect to Series A Preferred Stock dated November 14, 2016
10.1 (1)	Form of Subscription Agreement
10.2 (1)	Form of Registration Rights Agreement
10.3 (1)	Form of Investor Warrant
10.4 (1)	Form of Consultant Warrant(8)
10.5 (1)	Form of Researcher Company Warrant
10.6 (1)	Form of Company Warrant
10.7 (1)	Form of Lockup Agreement (included in Exhibit 2.1)
10.8 (1)	Research and License Agreement by and between Yeda Research and Development Company Limited and Cell Source Limited, dated October 3, 2011
10.9 (1)	Amendment to Research and License Agreement
10.10 (1)	Evaluation and Exclusive Option Agreement by and between Yeda Research and Development Company Limited and Cell Source Limited, dated Oct. 3, 2011 (included in Exhibit 10.7)
10.11 (1)	Amendment dated April 1, 2014 to Evaluation and Exclusive Option Agreement by and between Yeda Research and Development Company Limited and Cell Source Limited
10.12 (1)	Second Amendment dated June 22, 2014 to Evaluation and Exclusive Option Agreement by and between Yeda Research and Development Company Limited and Cell Source Limited
10.13 (1)	Consulting Agreement by and between Cell Source Limited and Professor Yair Reisner
10.14 (6)	Form of Amendment No. 1 to Registration Rights Agreement
10.15 (7)	Bridge Funding Agreement
10.16 (5)	Third Amendment dated June 22, 2014 to Evaluation and Exclusive Option Agreement by and between Yeda Research and Development Company Limited and Cell Source Limited
10.17 (8)	Form of Consulting Agreement pursuant to which the Company issued warrants to purchase an aggregate of 2,000,000 shares of the Company’s common stock
10.18 (9)	Form of Promissory Note issued to the Company’s Chief Executive Officer
10.19(10)	Form of March 2015 Promissory Note
10.20(10)	Form of March 2015 Warrant

10.21(11)	Form of Note Amendment Letter Agreement
10.22(11)	Form of May 2015 Note
10.23(11)	Form of May 2015 Warrant
10.24(12)	Form of Advisory/Consulting Agreement
10.25(13)	Zolty Promissory Note
10.26(13)	Zolty Warrant
10.27(13)	Form of July 2015 Convertible Promissory Note
10.28(13)	Form of July 2015 Warrant
10.29(15)	Form of Bridge Note Subscription Agreement
10.30(15)	Form of Convertible Note
10.31(15)	Form of March 2016 Note
10.32(15)	Form of March 2016 Warrant
10.33(18)	Form of July 2016 Warrants
10.34(18)	Second Amendment to Research and License Agreement dated as of November 28, 2016 between the Company and Yeda Research and Development Company Limited
10.35(18)	Third Amendment to Research and License Agreement dated as of March 29, 2018 between the Company and Yeda Research and Development Company Limited
10.36(18)	Fourth Amendment to Research and License Agreement dated as of March 30, 2018 between the Company and Yeda Research and Development Company Limited
10.37(16)	Convertible Note due July 27, 2016
10.38(17)	Promissory Note dated May 10, 2016
10.39(19)	Sponsored Research Agreement dated November 28, 2018 between The University of Texas M.D. Anderson Cancer Center and Cell Source Limited
10.40(19)	Agreement for Veto Cell Production and Clinical Trial Program dated February 19, 2019 between The University of Texas M.D. Anderson Cancer Center and Cell Source Limited
16.1(1)	Letter from Paritz & Company, P.A.
21(14)	Subsidiaries
31.1	Certification of principal executive and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of principal executive and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2014.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 6, 2012.
(3)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 26, 2014.
(4)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 6, 2014.
(5)	Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 19, 2014.
(6)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 8, 2014.
(7)	Incorporated by reference to the Company’s Registration Statement Form S-1/A filed with the Securities and Exchange Commission on September 23, 2014.
(8)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 30, 2014.
(9)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 2, 2014.
(10)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 1, 2015.
(11)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 3, 2015.
(12)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 10, 2015.
(13)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 28, 2015.
(14)	Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 13, 2015.
(15)	Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 14, 2016.
(16)	Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 13, 2016.
(17)	Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 15, 2016.
(18)	Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on July 25, 2018.
(19)	Certain information has been excluded from this exhibit because (i) it is not material and (ii) would be competitively harmful if publicly disclosed.
*	Filed with Form 10-K filed with the Securities and Exchange Commission on April 1, 2019

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CELL SOURCE, INC.

Dated: June 19, 2019	By:	/s/ Itamar Shimrat
		Name:	Itamar Shimrat
		Title:	Chief Executive Officer and
Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/s/ Dennis Brown	Chairman	June 19, 2019
Dennis Brown

By:	/s/ Itamar Shimrat	Chief Executive Officer, Chief Financial Officer and Director	June 19, 2019
	Itamar Shimrat	(Principal Executive, Financial and Accounting Officer)

By:	/s/ Ben Friedman	Director	June 19, 2019
Ben Friedman

By:	/s/ David Zolty	Director	June 19, 2019
David Zolty

4