Form 10-Q
period 2019-06-30
Cell Source, Inc.
filed 2019-08-14
CIK 1569340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

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

As of August 12, 2019, the registrant had 26,479,471 shares of $0.001 par value common stock outstanding.

CELL SOURCE, INC. AND SUBSIDIARY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(Unaudited)
Assets

Current Assets:
Cash	$28,077	$18,934
Prepaid expenses	22,167	38,926
Other current assets	29,391	7,932
Total Assets	$79,635	$65,792

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$293,668	$277,786
Accrued expenses	1,169,175	532,790
Accrued expenses - related party	72,000	72,000
Accrued interest	309,203	345,948
Accrued interest - related parties	29,047	27,559
Accrued compensation	610,358	587,734
Accrued compensation - related party	91,464	55,083
Advances payable	175,000	100,000
Advances payable - related party	100,000	100,000
Notes payable	1,063,000	1,463,000
Notes payable - related parties	150,000	150,000
Convertible notes payable	545,000	835,000
Convertible notes payable - related parties	225,000	225,000
Derivative liabilities	351,300	200,500
Accrued dividend payable	49,191	13,563
Total Liabilities	5,233,406	4,985,963

Commitments and contingencies (Note 8)	-	-

Stockholders' Deficiency:
Convertible Preferred Stock, $0.001 par value, 10,000,000 shares authorized; Series A Convertible Preferred Stock, 1,335,000 shares designated, 1,155,426 and 860,291 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively; liquidation preference of $8,714,885 and $6,465,745 as of June 30, 2019 and December 31, 2018, respectively	1,155	860
Common Stock, $0.001 par value, 200,000,000 shares authorized, 26,479,471 and 26,077,611 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	26,479	26,078
Additional paid-in capital	13,900,422	11,723,224
Accumulated deficit	(19,081,827)	(16,670,333)
Total Stockholders' Deficiency	(5,153,771)	(4,920,171)

Total Liabilities and Stockholders' Deficiency	$79,635	$65,792

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Operating Expenses:
Research and development	$385,770	$31,922	$1,110,512	$109,538
Research and development - related party	25,000	77,485	50,000	302,624
Selling, general and administrative	319,138	314,500	740,428	671,857
Total Operating Expenses	729,908	423,907	1,900,940	1,084,019

Loss From Operations	(729,908)	(423,907)	(1,900,940)	(1,084,019)

Other (Expense) Income:
Interest expense	(55,917)	(30,586)	(132,784)	(60,851)
Interest expense - related parties	(554)	(748)	(1,294)	(1,488)
Amortization of debt discount	(6,529)	(35,125)	(6,529)	(173,099)
Amortization of debt discount - related parties	-	(9,863)	-	(28,356)
Change in fair value of derivative liabilities	32,400	139,500	85,000	274,900
Warrant modification expense	(229,400)	-	(229,400)	-
Loss on exchange of notes payable for preferred shares	-	-	(262,470)	-
Loss on extinguishment of debt	(1,504)	-	(1,504)	-
Gain on forgiveness of accrued expenses	38,427	-	38,427	-
Total Other (Expense) Income	(223,077)	63,178	(510,554)	11,106

Net Loss	(952,985)	(360,729)	(2,411,494)	(1,072,913)

Dividend attributable to Series A preferred stockholders	(188,973)	(109,464)	(337,008)	(216,960)
Net Loss Applicable to Common Stockholders	$(1,141,958)	$(470,193)	$(2,748,502)	$(1,289,873)

Net Loss Per Common Share - Basic and Diluted	$(0.04)	$(0.02)	$(0.10)	$(0.05)

Weighted Average Common Shares Outstanding -
Basic and Diluted	28,139,110	27,393,071	28,130,327	27,393,071

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30, 2019
	Convertible Preferred						Total
	Stock - Series A		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficiency

Balance, January 1, 2019	860,291	$860	26,077,611	$26,078	$11,723,224	$(16,670,333)	$(4,920,171)

Issuance of Series A Convertible Preferred Stock for cash	43,331	43	-	-	324,957	-	325,000

Issuance of Series A Convertible Preferred Stock in exchange for notes payable	145,367	145	-	-	1,090,109	-	1,090,254

Series A Convertible Preferred Stock dividends: Accrual of earned dividends	-	-	-	-	(148,035)	-	(148,035)

Net loss	-	-	-	-	-	(1,458,509)	(1,458,509)

Balance, March 31, 2019	1,048,989	1,048	26,077,611	26,078	12,990,255	(18,128,842)	(5,111,461)

Issuance of Series A Convertible Preferred Stock for cash	106,437	107	-	-	798,162	-	798,269

Series A Convertible Preferred Stock dividends: Accrual of earned dividends	-	-	-	-	(188,973)	-	(188,973)
Payment of dividends in kind	-	-	401,860	401	300,978	-	301,379

Net loss	-	-	-	-	-	(952,985)	(952,985)

Balance, June 30, 2019	1,155,426	$1,155	26,479,471	$26,479	$13,900,422	$(19,081,827)	$(5,153,771)

	FOR THE SIX MONTHS ENDED JUNE 30, 2018
	Convertible Preferred						Total
	Stock - Series A		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficiency

Balance, January 1, 2018	643,790	$644	25,349,236	$25,349	$9,969,520	$(14,552,887)	$(4,557,374)

Issuance of Series A Convertible Preferred Stock for cash	6,667	6	-	-	49,994	-	50,000

Series A Convertible Preferred Stock dividends: Accrual of earned dividends	-	-	-	-	(107,496)	-	(107,496)

Net loss	-	-	-	-	-	(712,184)	(712,184)

Balance, March 31, 2018	650,457	650	25,349,236	25,349	9,912,018	(15,265,071)	(5,327,054)

Series A Convertible Preferred Stock dividends: Accrual of earned dividends	-	-	-	-	(109,464)	-	(109,464)

Net loss	-	-	-	-	-	(360,729)	(360,729)

Balance, June 30, 2018	650,457	$650	25,349,236	$25,349	$9,802,554	$(15,625,800)	$(5,797,247)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Six Months Ended June 30,
	2019	2018
Cash Flows From Operating Activities:
Net loss	$(2,411,494)	$(1,072,913)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	(85,000)	(274,900)
Warrant modification expense	229,400	-
Amortization of debt discount	6,529	201,455
Loss on exchange of notes payable for preferred shares	262,470	-
Loss on extinguishment of debt	1,504	-
Gain on forgiveness of accrued expenses	(38,427)	-
Stock-based compensation:
Warrants	57,636	-
Changes in operating assets and liabilities:
Prepaid expenses	16,759	30,526
Other current assets	(21,459)	1,097
Accounts payable	15,882	61,274
Accrued expenses	502,896	79,403
Accrued expenses-related parties	-	17,015
Accrued interest	132,894	42,806
Accrued interest - related parties	1,488	1,488
Accrued compensation	39,796	(5,760)
Net Cash Used In Operating Activities	(1,289,126)	(918,509)

Cash Flows From Financing Activities:
Proceeds from issuance of notes payable	70,000	500,000
Proceeds from issuance of convertible notes payable	100,000	-
Proceeds from cash advances	75,000	-
Repayment of notes payable	(70,000)	-
Proceeds from issuance of preferred stock - Series A	1,123,269	50,000
Net Cash Provided By Financing Activities	1,298,269	550,000

Net Increase (Decrease) In Cash	9,143	(368,509)

Cash - Beginning of Period	18,934	371,048

Cash - End of Period	$28,077	$2,539

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$-	$18,030

Non-cash investing and financing activities:
Preferred stock issued in exchange for notes and advances payable	$1,090,254	$-
Repayment of convertible note payable and accrued interest by third party	$133,488	$-
Accrual of earned preferred stock dividends	$(337,008)	$(216,960)
Common stock issued in connection with payment of Series A Convertible Preferred Stock dividends in-kind	$301,379	$-
Warrants and conversion options issued in connection with issuance and extension of notes payable	$7,400	$49,600
Original issue discount in connection with convertible note payable	$3,000	$-

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial position of the Company as of June 30, 2019 and the condensed consolidated results of its operations and cash flows for the three and six months ended June 30, 2019 and 2018. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the operating results for the full year ending December 31, 2019 or any other period. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2018 and for the year then ended which were included in the Company's Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on April 1, 2019.

Note 2 - Going Concern and Management Plans

During the six months ended June 30, 2019, the Company had not generated any revenues, had a net loss of approximately $2,411,000 and had used cash in operations of approximately $1,289,000. As of June 30, 2019, the Company had a working capital deficiency of approximately $5,154,000 and an accumulated deficit of approximately $19,082,000. Subsequent to June 30, 2019 and as more fully described in Note 9, Subsequent Events, the Company received aggregate proceeds of $118,000 through the issuance of a short-term convertible note and note payable and aggregate proceeds of $47,500 through the sale of 6,333 shares of Series A Convertible Preferred Stock at $7.50 per share. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within twelve months from the date these financial statements are issued.

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

Loss Per Share

The Company computes basic net loss per share by dividing net loss by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share includes the dilution that would occur upon the exercise or conversion of all dilutive securities into common stock using the “treasury stock” and/or “if converted” methods, as applicable. Weighted average shares outstanding for the three and six months ended June 30, 2019 and 2018 includes the weighted average impact of warrants to purchase an aggregate of 2,043,835 shares of common stock because their exercise price was determined to be nominal.

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	June 30,
	2019	2018

Warrants	6,409,157	11,915,481
Convertible notes	1,073,921	1,535,189
Convertible preferred stock	11,554,260	6,504,570
Total	19,037,338	19,955,240

Convertible notes are assumed to be converted at the rate of $0.75 per common share, which is the conversion price as of June 30, 2019. However, such conversion rates are subject to adjustment under certain circumstances, which may result in the issuance of common shares greater than the amount indicated.

Note 4 - Fair Value

The Company determines the estimated fair value of amounts presented in these condensed consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the financial statements are not necessarily indicative of the amounts that could be realized in a current exchange between buyer and seller. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. These fair value estimates were based upon pertinent information available as of June 30, 2019 and December 31, 2018, and, as of those dates, the carrying value of all amounts approximates fair value. The Company estimated the fair value of its restricted common stock during the three and six months ended June 30, 2019 based upon observations of the recent sales of Preferred Stock convertible into common stock as well as the thinly traded volume and closing prices of its common stock. The Company obtained a third-party valuation of its common stock as of December 31, 2017, which was also considered in management’s estimation of the fair value of its restricted common stock during the three and six months ended June 30, 2019.

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

Both observable and unobservable inputs may be used to determine the fair value of positions that are classified within the Level 3 category. As a result, the unrealized gains and losses for assets within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in historical company data) inputs. The following table summarizes the valuation of the Company’s derivatives by the above fair value hierarchy levels as of June 30, 2019 and December 31, 2018 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Accrued compensation - common stock	$37,500	$-	$-	$37,500
Accrued compensation - warrants	45,997	-	-	45,997
Accrued compensation - warrants - related party	91,464	-	-	91,464
Derivative liabilities	351,300	-	-	351,300
Balance - June 30, 2019	$526,261	$-	$-	$526,261

Accrued compensation - common stock	$37,500	$-	$-	$37,500
Accrued compensation - warrants	24,741	-	-	24,741
Accrued compensation - warrants - related party	55,083	-	-	55,083
Derivative liabilities	200,500	-	-	200,500
Balance - December 31, 2018	$317,824	$-	$-	$317,824

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all Level 3 liabilities measured at fair value on a recurring basis using unobservable inputs during the six months ended June 30, 2019:

	Accrued	Derivative
	Compensation	Liabilities	Total

Balance - December 31, 2018	$117,324	$200,500	$317,824

Issuance of warrants and conversion options	-	7,400	7,400
Extinguishment of conversion option	-	(1,000)	(1,000)
Warrant modification	-	229,400	229,400
Accrued compensation - warrants	21,460	-	21,460
Accrued compensation - warrants - related party	36,844	-	36,844
Change in fair value	(667)	(85,000)	(85,667)

Balance - June 30, 2019	$174,961	$351,300	$526,261

As of June 30, 2019, the Company had an obligation to issue 150,000 shares of common stock to a service provider. The shares had a fair value of $37,500, which was a component of accrued compensation on the condensed consolidated balance sheet.

Assumptions utilized in the valuation of Level 3 liabilities are described as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Risk-free interest rate	1.17%-2.18%	1.93%-2.73%	1.17%-2.44%	1.93%-2.73%
Expected term (years)	0.05-5.00	0.25-4.66	0.02-5.00	0.25-5.00
Expected volatility	110%	110%	110%	110%
Expected dividends	0.00%	0.00%	0.00%	0.00%

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

Note 5 – Notes Payable and Convertible Notes Payable

During the three months ended June 30, 2019 and 2018, the Company recorded interest expense of $55,917 and $30,586, respectively, and interest expense for related party debt of $554 and $748, respectively. During the six months ended June 30, 2019 and 2018, the Company recorded interest expense of $132,784 and $60,851, respectively, and interest expense for related party debt of $1,294 and $1,488, respectively.

During the three months ended June 30, 2019 and 2018, the Company recorded amortization of debt discount of $6,529 and $35,125, respectively, and amortization of debt discount for related party debt of $0 and $9,863, respectively. During the six months ended June 30, 2019 and 2018, the Company recorded amortization of debt discount of $6,529 and $173,099, respectively, and amortization of debt discount for related party debt of $0 and $28,356, respectively.

As of June 30, 2019 and through the date of this filing, notes payable with principal amounts totaling $1,983,000 were past due and are classified as current liabilities on the condensed consolidated balance sheet as of June 30, 2019. Such notes continue to accrue interest and all relevant penalties have been accrued as of June 30, 2019. Of such past due notes payable, a holder of a note with principal amount of $250,000 issued a notice of default. See Note 8, Commitments and Contingencies – Litigation for additional details. The Company is in negotiations with all holders of notes payable to extend the maturity dates of such notes or to convert the principal and accrued interest into equity.

As of June 30, 2019 and December 31, 2018, the Company had $251,206 and $302,974, respectively, of accrued interest and penalties related to notes payable, which is included with accrued interest and accrued interest – related parties on the condensed consolidated balance sheets.

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

On May 15, 2019, the Company issued a note payable in the principal amount of $70,000. The note did not accrue interest and matured on May 25, 2019. The note was repaid in full on May 22, 2019. In connection with the note issuance, the Company issued a five-year immediately vested warrant for the purchase of 35,000 shares of common stock at $0.75 per share. The warrant had an issuance date fair value of $5,800, which was recorded as a debt discount and was amortized over the term of the note.

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

On May 20, 2019, the Company issued a convertible note payable in the principal amount of $103,000 for cash proceeds of $100,000 which matures on November 20, 2019. The note accrues interest at 8% per annum, of which, twelve months of interest was guaranteed.  The note also includes certain prepayment penalties that provide for payments ranging from 115% to 140% of the then outstanding principal and interest. The note is convertible at the option of the holder into common stock at either (i) $0.75 per share or (ii) in the event of a default, at 75% of the volume-weighted average price in the ten consecutive trading days prior to the conversion date. The conversion option had an issuance date fair value of $1,600 and, together with the original issuance discount of $3,000, was recorded as a debt discount and was amortized to expense over the term of the note. In accordance with the Company's sequencing policy, this conversion option was determined to be a derivative liability. On June 27, 2019, a third-party repaid the note in full on behalf of the Company, which payment included a 20% prepayment penalty for an aggregate total payment of $133,488, which has been recorded as accrued expenses on the Company’s condensed consolidated balance sheet as of June 30, 2019. The Company determined the transaction was a note extinguishment and recorded a loss on extinguishment of debt of $1,504 in the condensed consolidated statements of operations.

Note 6 – Stockholders’ Deficiency

Series A Convertible Preferred Stock

On January 27, 2019, the Board of Directors extended the expiration date of the Private Placement Memorandum (“PPM”) to March 31, 2019 and has authorized two sixty-day extensions beyond that date at management's discretion, under which the Company continues to raise up to $7,500,000 via the sale of up to 1,000,000 shares of Series A Convertible Preferred Stock at $7.50 per share. On March 27, 2019, the Board of Directors extended the expiration date of the PPM to May 30, 2019. On May 30, 2019, the Board of Directors further extended the expiration date of the PPM to July 29, 2019.

On March 31, 2019, in connection with the exchange of various notes payable, accrued interest and late payment penalties totaling $827,784, the Company issued 145,367 shares of Series A Convertible Preferred Stock under the terms of the PPM with a total value of $1,090,254, as more fully described in Note 5, Notes Payable and Convertible Notes Payable. As the value of those shares exceeded the carrying value of the note payable, accrued interest and late payment penalties, the difference of $262,470 was recorded in the condensed consolidated statement of operations during the three and six months ended June 30, 2019 as a loss on exchange of notes payable for Series A Convertible Preferred Stock.

On various dates from January 7, 2019 through June 12, 2019, the Company received proceeds of $1,123,269 through the sale of 149,768 shares of Series A Convertible Preferred Stock at $7.50 per share.

During the three and six months ended June 30, 2019, the Company accrued and recorded Series A Preferred Stock dividends of $188,973 and $337,008, respectively, with an increase in liabilities and a corresponding decrease in additional paid-in capital. During the three and six months ended June 30, 2018, the Company accrued and recorded Series A Preferred Stock dividends of $109,464 and $216,960, respectively, with an increase in liabilities and a corresponding decrease in additional paid-in capital.

During the three months ended June 30, 2019, the Company issued 401,860 shares of common stock valued at $0.75 per share for aggregate value of $301,379, pursuant to the terms of the Series A Convertible Preferred Stock Certificate of Designation, in connection with the partial payment of accrued dividends for Series A Convertible Preferred Stock, as more fully described in the Series A Convertible Preferred Stock section of this footnote.

Stock-Based Compensation

During the three and six months ended June 30, 2019, the Company recognized expense of $24,629 and $57,636, respectively, of stock-based compensation related to warrants. During the three and six months ended June 30, 2018, the Company did not recognize any stock-based compensation expense. As of June 30, 2019, there was no unrecognized stock-based compensation expense.

Stock Warrants

On June 25, 2019, the Company extended the expiration date of a warrant to purchase 1,600,000 shares of common stock at an exercise price of $0.75 per share originally from June 27, 2019 to June 27, 2023. As a result of the modification, the Company recognized warrant modification expense of $229,400 during the three and six months ended June 30, 2019.

Note 7 – Related Party Transactions

In 2011, the Company entered into a Research and License Agreement (the “Agreement”) with Yeda for Veto Cell technology. As Yeda is a founder and a significant shareholder of the Company, it is a related party.

During the three months ended June 30, 2019 and 2018, the Company recorded research and development expense of $25,000 and $77,485, respectively, and during the six months ended June 30, 2019 and 2018, the Company recorded research and development expense of $50,000 and $302,624, respectively, in connection with the agreement with Yeda.

On January 7, 2018, the Company received proceeds of $50,000 from the Chairman of the Board through the sale of 6,667 shares of Series A Convertible Preferred Stock at $7.50 per share, which amount is included in the issuances disclosed in Note 6, Stockholders’ Deficiency.

Note 8 – Commitments and Contingencies

MD Anderson Agreements

On February 19, 2019, as amended on April 4, 2019 and August 13, 2019, the Company entered into an agreement with The University of Texas M.D. Anderson Cancer Center (“MD Anderson”) for the latter to perform cell production and conduct Phase I/II human clinical trials. In connection with that agreement, the Company committed to fund such work in the amount of approximately $2,038,000 over a two-year period beginning that same date, with payments becoming due as certain specified milestones are met by MD Anderson.

The Company recognized $297,015 and $981,270 of research and development expenses during the three and six months ended June 30, 2019, respectively, associated with services provided by MD Anderson in the periods, under the two agreements with MD Anderson dated November 2018 and February 2019. The Company did not recognize any expense pursuant to the agreements with MD Anderson for the three and six months ended June 30, 2018. As of June 30, 2019, the Company had $383,063 of accrued research and development expenses pursuant to the agreements with MD Anderson, which are included within accrued expenses on the condensed consolidated balance sheet.

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

In January 2019, the holder of a promissory note in the principal amount of $250,000 due on March 16, 2016 instituted a collection action in the Supreme Court of the State of New York, County of New York. A motion for summary judgement was heard on July 12, 2019 and the Company did not oppose the motion. The Company has had discussion with respect to entering into an agreement providing for a payment plan with the holder of the note, but no agreement has yet been reached.

Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed. There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows. As of June 30, 2019 and December 31, 2018, the Company has not accrued any amounts for contingencies.

Note 9 – Subsequent Events

Notes Payable and Convertible Notes Payable

On July 2, 2019, the Company issued a convertible note payable in the principal amount of $68,000. The note accrues interest at 12% per annum and matures on July 2, 2020.

On July 29, 2019, the Company issued a note payable in the principal amount of $50,000. The note does not accrue interest and matures on January 29, 2020. In connection with the note issuance, the Company issued to the noteholder a five-year immediately vested warrant for the purchase of 50,000 shares of common stock at $0.75 per share.

Series A Convertible Preferred Stock

On various dates between July 24 and July 29, 2019, the Company received aggregate proceeds of $47,500 through the sale of 6,333 shares of Series A Convertible Preferred Stock at $7.50 per share.

On July 29, 2019, the Board of Directors extended the expiration date of the PPM to September 30, 2019 and has authorized two sixty-day extensions beyond that date at management's discretion, under which the Company continues to raise up to $7,500,000 via the sale of up to 1,000,000 shares of Series A Convertible Preferred Stock at $7.50 per share.

Stock Warrants

On July 20, 2019, the Company extended the expiration dates of a certain warrants to purchase an aggregate of 377,500 shares of common stock at an exercise price of $0.75 per share from July 2019 to July 2023.

Adoption of Equity Incentive Plan and Grant of Option

On August 13, 2019, the Company’s Board of Directors approved the adoption of the Company’s 2019 Equity Incentive Plan (the “Plan”). A total of 7,900,000 shares of common stock are reserved for issuance under the Plan, which permits the Board of Directors to issue stock options, stock appreciation rights, restricted stock, restricted stock units, performance and other awards to employees, consultants and directors of the Company. As of the date of filing, the Company’s shareholders have not approved the Plan.

On the same date, the Board of Directors approved the grant under the Plan of options to purchase an aggregate of 3,782,004 shares of common stock at an exercise price of $0.75 per share to a consultant to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the condensed consolidated results of operations and financial condition of Cell Source, Inc. ("CSI", “Cell Source”,  the “Company”, “us,” “we,” “our,”) as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission (“SEC”) on April 1, 2019.

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

Consolidated Results of Operations

Three Months Ended June 30, 2019 Compared with the Three Months Ended June 30, 2018

Research and Development

Research and development expense was $410,770 and $109,407 for the three months ended June 30, 2019 and 2018, respectively, an increase of $301,363, or 275%, primarily related to the commencement of research by MD Anderson.

Selling, General and Administrative

Selling, general and administrative expense was $319,138 and $314,500 for the three months ended June 30, 2019 and 2018, respectively, an increase of $4,638, or 1%.

Change in Fair Value of Derivative Liabilities

The change in fair value of derivative liabilities for the three months ended June 30, 2019 and 2018 was a gain of $32,400 and a gain of $139,500, respectively, primarily due to the warrants and conversion options, which are deemed to be derivative liabilities, either drawing closer to their expiration dates or were no longer outstanding.

Interest Expense

Interest expense for the three months ended June 30, 2019 and 2018 was $56,471 and $31,334, respectively, an increase of $25,137, or 80%, primarily as a result of a convertible note being issued during the three months ended June 30, 2019.

Amortization of Debt Discount

Amortization of debt discount was $6,529 and $44,988 for the three months ended June 30, 2019 and 2018, respectively, which is associated with warrants, conversion options and original issue discounts issued in connection with notes payable.

Warrant Modification Expense

During the three months ended June 30, 2019, we recognized $229,400 of warrant modification expense related to the extension of the expiration date of a certain warrant.

Loss on Extinguishment of Debt

During the three months ended June 30, 2019, we recognized $1,504 of loss on extinguishment of debt.

Gain on Forgiveness of Accrued Expenses

During the three months ended June 30, 2019, we recognized $38,427 of gain on forgiveness of accrued expenses. The gain recognized represents the forgiveness of accrued payroll expenses and director fees due by a former member of the Board of Directors.

Six Months Ended June 30, 2019 Compared with the Six Months Ended June 30, 2018

Research and Development

Research and development expense was $1,160,512 and $412,162 for the six months ended June 30, 2019 and 2018, respectively, an increase of $748,350, or 182%, primarily related to the commencement of research by MD Anderson.

Selling, General and Administrative

Selling, general and administrative expense was $740,428 and $671,857 for the six months ended June 30, 2019 and 2018, respectively, an increase of $68,571, or 10%, primarily related to increases of approximately $58,000 in stock-based compensation expense in the 2019 period, approximately $29,000 of marketing fees, offset by decreases of approximately $22,000 in travel and entertainment expenses.

Change in Fair Value of Derivative Liabilities

The change in fair value of derivative liabilities for the six months ended June 30, 2019 and 2018 was a gain of $85,000 and a gain of $274,900, respectively, primarily due to the warrants and conversion options, which are deemed to be derivative liabilities, either drawing closer to their expiration dates or were no longer outstanding.

Interest Expense

Interest expense for the six months ended June 30, 2019 and 2018 was $134,078 and $62,339, respectively, an increase of $71,739, or 115%, primarily as a result of penalties associated with certain past due notes payable and of a convertible note being issued during the six months ended June 30, 2019.

Amortization of Debt Discount

Amortization of debt discount was $6,529 and $201,455 for the six months ended June 30, 2019 and 2018, respectively, which is associated with warrants and conversion options issued in connection with notes payable.

Warrant Modification Expense

During the six months ended June 30, 2019, we recognized $229,400 of warrant modification expense on the extension of an expiration date of a certain warrant.

Loss on Extinguishment of Debt

During the six months ended June 30, 2019, we recognized $1,504 of loss on extinguishment of debt.

Gain on Forgiveness of Accrued Expenses

During the six months ended June 30, 2019, we recognized $38,427 of gain on forgiveness of accrued expenses. The gain recognized represents the forgiveness of accrued payroll expenses and director fees due by a former member of the Board of Directors.

Liquidity and Going Concern

We measure our liquidity in a number of ways, including the following:

	June 30,	December 31,
	2019	2018
	(unaudited)

Cash	$28,077	$18,934
Working capital deficiency	$(5,153,771)	$(4,920,171)

During the six months ended June 30, 2019, we have not generated any revenues, had a net loss of approximately $2,411,000 and had used cash in operations of approximately $1,289,000. As of June 30, 2019, we had a working capital deficiency of approximately $5,154,000 and an accumulated deficit of approximately $19,082,000. Subsequent to June 30, 2019, we received aggregate proceeds of $118,000 through the issuance of a short-term convertible note and note payable and aggregate proceeds of $47,500 through the sale of 6,333 shares of Series A Convertible Preferred Stock at $7.50 per share. These conditions raise substantial doubt about our ability to continue as a going concern within twelve months from the date these financial statements are issued.

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

During the six months ended June 30, 2019 and 2018, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the six months ended June 30, 2019 and 2018 in the amounts of $1,289,126 and $918,509, respectively. The net cash used in operating activities for the six months ended June 30, 2019 was primarily due to cash used to fund a net loss of $2,411,494, adjusted for net non-cash income in the aggregate amount of $434,112, partially offset by $688,256 of net cash provided by changes in the levels of operating assets and liabilities. The net cash used in operating activities for the six months ended June 30, 2018 was primarily due to cash used to fund a net loss of $1,072,913, adjusted for net non-cash income in the aggregate amount of $73,445, partially offset by $227,849 of net cash provided by changes in the levels of operating assets and liabilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2019 and 2018 was $1,298,269 and $550,000, respectively. The net cash provided by financing activities during the six months ended June 30, 2019 was attributable to $1,123,269 of proceeds received from the issuance of Series A preferred stock, $175,000 of net proceeds from debt financings. The net cash provided by financing activities during the six months ended June 30, 2018 was attributable to $500,000 of proceeds from the issuance of notes payable and $50,000 of proceeds received from the issuance of Series A preferred stock.

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

In connection with the preparation of this Quarterly Report, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Except as described below, we are not involved in any pending legal proceeding or litigations and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

In January 2019, the holder of a promissory note in the principal amount of $250,000 due on March 16, 2016 instituted a collection action in the Supreme Court of the State of New York, County of New York. A motion for summary judgement was heard on July 12, 2019 and the Company did not oppose the motion. The Company has had discussion with respect to entering into an agreement providing for a payment plan with the holder of the note, but no agreement has yet been reached.

Item 1A. Risk Factors.

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on April 1, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In May 2019, the Company issued a five-year warrant to purchase 35,000 shares of common stock having an exercise price of $0.75 per share to a purchaser of a note in the principal amount of $70,000.  The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), in connection with this transaction.

In May 2019, the Company issued a convertible note in the principal amount of $103,000 for cash proceeds of $100,000. The note, which matures on November 20, 2019, accrues interest at a rate of 8% per annum and is convertible into common stock at (i) $0.75 per share or (ii) in the event of a default, at 75% of the volume-weighted average trading price for the ten consecutive trading days prior to the conversion date.  The Company relied upon the exemption provided by Section 4(2) of the Securities Act in connection with this transaction.

During the three months ended June 30, 2019, the Company sold 106,437 shares of Series A Preferred Stock to accredited investors at a purchase price of $7.50 per share. The Company relied upon the exemption provided by Section 4(2) of the Securities Act in connection with these transactions.

During the three months ended June 30, 2019, the Company issued 401,860 shares of common stock as a payment of in-kind dividends to holders of Series A Convertible Preferred Stock.  The Company relied upon the exemption provided by Section 4(2) of the Securities Act in connection with these transactions.

On July 2, 2019, the Company issued a convertible promissory note in the principal amount of $68,000. The notes mature on July 2, 2020 and bears interest at a rate of 12% per annum.  The holder has the right to convert the note into common stock any time beginning on the six month anniversary of the date of the note at a conversion price equal to 61% of the lowest market price of the common stock during the 10 trading day period prior to the conversion.  The note contains a prepayment penalty of 115% of the principal amount if payment is made during the 30 days following the date of issuance which increases by five percent (5%) during each 30-day period thereafter until the maturity date.  The Company relied upon the exemption provided by Section 4(2) of the Securities Act in connection with this transaction.

On July 29, 2019, the Company issued a five-year warrant to purchase 50,000 shares of common stock having an exercise price of $0.75 per share to the purchaser of a note in the principal amount of $50,000. The Company relied upon the exemption provided by Section 4(2) of the Securities Act in connection with this transaction.

The Company sold a total of 6,333 shares of Series A Preferred Stock to accredited investors at a purchase price of $7.50 per share during July 2019. The Company relied upon the exemption provided by Section 4(2) of the Securities Act in connection with these transactions.

On August 13, 2019, the Company granted an option to purchase 3,782,004 shares of common stock at an exercise price of $0.75 per share to a consultant to the Company. The Company relied upon the exemption provided by Rule 701 of the Securities Act in connection with this transaction.

Item 3. Defaults Upon Senior Securities.

As of June 30, 2019 and through the date of this filing, notes payable and convertible notes payable with face values totaling $1,983,000 were past due and are classified as current liabilities on the condensed consolidated balance sheet as of June 30, 2019.  Such notes continue to accrue interest and all relevant penalties have been accrued as of June 30, 2019. Of such past due notes payable, a holder of a note with principal amount of $250,000 issued a notice of default. See Item 1 above for additional details. We are in negotiations with all holders to extend the maturity dates of such notes or to convert the principal and accrued interest into equity.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.40	2019 Equity Incentive Plan

10.41	Stock Option Agreement dated August 13, 2019 between Cell Source, Inc. and Yair Reisner.

10.42	Stock Option Agreement dated August 13, 2019 between Cell Source, Inc. and Yair Reisner.

10.43	Convertible Promissory Note dated July 2, 2019.

10.44	Convertible Promissory Note dated May 20, 2019.

10.55	Promissory Note dated July 29, 2019.

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer

32 *	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

*	This certification is being furnished and shall not be deemed "filed" with the SEC for purposes of Section 18 of the Exchange Act, or otherwise be subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CELL SOURCE, INC.

Dated: August 14, 2019	By:	/s/ Itamar Shimrat
Name: Itamar Shimrat
Title: Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)