Form 10-Q
period 2019-09-30
Cell Source, Inc.
filed 2019-11-14
CIK 1569340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 12, 2019, the registrant had 26,479,471 shares of $0.001 par value common stock outstanding.

CELL SOURCE, INC. AND SUBSIDIARY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.	1

Condensed Consolidated Balance Sheets as of
September 30, 2019 (Unaudited) and December 31, 2018	1

Unaudited Condensed Consolidated Statements of Operations for the
Three and Nine Months Ended September 30, 2019 and 2018	2

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficiency for the
Nine Months Ended September 30, 2019 and 2018	3

Unaudited Condensed Consolidated Statements of Cash Flows for the
Nine Months Ended September 30, 2019 and 2018	4

Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	14

Item 4. Controls and Procedures.	15

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.	16

Item 1A. Risk Factors.	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	16

Item 3. Defaults Upon Senior Securities.	16

Item 4. Mine Safety Disclosures.	16

Item 5. Other Information.	16

Item 6. Exhibits.	17

SIGNATURES	18

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(Unaudited)
Assets

Current Assets:
Cash	$8,831	$18,934
Prepaid expenses	40,315	38,926
Other current assets	28,301	7,932
Total Assets	$77,447	$65,792

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$448,523	$277,786
Accrued expenses	1,121,881	532,790
Accrued expenses - related party	105,333	72,000
Accrued interest	335,659	345,948
Accrued interest - related parties	29,803	27,559
Accrued compensation	651,202	587,734
Accrued compensation - related party	103,526	55,083
Advances payable	375,500	100,000
Advances payable - related party	100,000	100,000
Notes payable, net of debt discount of $5,392 and $0, as of September 30, 2019 and December 31, 2018, respectively	1,107,608	1,463,000
Notes payable - related parties	150,000	150,000
Convertible notes payable, net of debt discount of $2,242 and $0, as of September 30, 2019 and December 31, 2018, respectively	610,758	835,000
Convertible notes payable - related parties	225,000	225,000
Derivative liabilities	380,100	200,500
Accrued dividend payable	247,102	13,563
Total Liabilities	5,991,995	4,985,963

Commitments and contingencies (Note 8)

Stockholders' Deficiency:
Convertible Preferred Stock, $0.001 par value, 10,000,000 shares authorized; Series A Convertible Preferred Stock, 1,335,000 shares designated, 1,168,759 and 860,291 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively; liquidation preference of $9,012,794 and $6,465,745 as of September 30, 2019 and December 31, 2018, respectively	1,169	860
Common Stock, $0.001 par value, 200,000,000 shares authorized, 26,479,471 and 26,077,611 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	26,479	26,078
Additional paid-in capital	14,627,597	11,723,224
Accumulated deficit	(20,569,793)	(16,670,333)
Total Stockholders' Deficiency	(5,914,548)	(4,920,171)

Total Liabilities and Stockholders' Deficiency	$77,447	$65,792

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Operating Expenses:
Research and development	$1,158,757	$56,459	$2,269,269	$165,997
Research and development - related party	33,333	72,527	83,333	375,151
Selling, general and administrative	244,609	359,660	985,037	1,031,517
Total Operating Expenses	1,436,699	488,646	3,337,639	1,572,665

Loss From Operations	(1,436,699)	(488,646)	(3,337,639)	(1,572,665)

Other (Expense) Income:
Interest expense	(26,418)	(30,923)	(159,202)	(124,774)
Interest expense - related parties	(683)	(756)	(1,977)	(49,244)
Amortization of debt discount	(3,566)	-	(10,095)	(173,099)
Amortization of debt discount - related parties	-	-	-	(28,356)
Change in fair value of derivative liabilities	33,500	115,500	118,500	390,400
Warrant modification expense	(54,100)	-	(283,500)	-
Loss on exchange of notes payable for Series A Convertible Preferred Stock	-	-	(262,470)	-
Loss on extinguishment of debt	-	-	(1,504)	-
Gain on forgiveness of accrued expenses	-	-	38,427	-
Total Other (Expense) Income	(51,267)	83,821	(561,821)	14,927

Net Loss	(1,487,966)	(404,825)	(3,899,460)	(1,557,738)

Dividend attributable to Series A preferred stockholders	(197,911)	(110,666)	(534,919)	(327,626)

Net Loss Applicable to Common Stockholders	$(1,685,877)	$(515,491)	$(4,434,379)	$(1,885,364)

Net Loss Per Common Share - Basic and Diluted	$(0.06)	$(0.02)	$(0.16)	$(0.07)

Weighted Average Common Shares Outstanding -
Basic and Diluted	28,523,306	27,580,598	28,262,759	27,456,267

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

(Unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019
	Convertible Preferred						Total
	Stock - Series A		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficiency

Balance, January 1, 2019	860,291	$860	26,077,611	$26,078	$11,723,224	$(16,670,333)	$(4,920,171)

Issuance of Series A Convertible Preferred Stock for cash	43,331	43	-	-	324,957	-	325,000

Issuance of Series A Convertible Preferred Stock in exchange for notes payable	145,367	145	-	-	1,090,109	-	1,090,254

Series A Convertible Preferred Stock dividends: Accrual of earned dividends	-	-	-	-	(148,035)	-	(148,035)

Net loss	-	-	-	-	-	(1,458,509)	(1,458,509)
Balance, March 31, 2019	1,048,989	1,048	26,077,611	26,078	12,990,255	(18,128,842)	(5,111,461)

Issuance of Series A Convertible Preferred Stock for cash	106,437	107	-	-	798,162	-	798,269

Series A Convertible Preferred Stock dividends Accrual of earned dividends	-	-	-	-	(188,973)	-	(188,973)
Payment of dividends in kind	-	-	401,860	401	300,978	-	301,379

Net loss	-	-	-	-	-	(952,985)	(952,985)
Balance, June 30, 2019	1,155,426	1,155	26,479,471	26,479	13,900,422	(19,081,827)	(5,153,771)

Issuance of Series A Convertible Preferred Stock for cash	13,333	14	-	-	99,986	-	100,000

Series A Convertible Preferred Stock dividends: Accrual of earned dividends	-	-	-	-	(197,911)	-	(197,911)

Stock-based compensation: Options	-	-	-	-	825,100	-	825,100

Net loss	-	-	-	-	-	(1,487,966)	(1,487,966)
Balance, September 30, 2019	1,168,759	$1,169	26,479,471	$26,479	$14,627,597	$(20,569,793)	$(5,914,548)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
	Convertible Preferred						Total
	Stock - Series A		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficiency

Balance, January 1, 2018	643,790	$644	25,349,236	$25,349	$9,969,520	$(14,552,887)	$(4,557,374)

Issuance of Series A Convertible Preferred Stock for cash	6,667	6	-	-	49,994	-	50,000

Series A Convertible Preferred Stock dividends: Accrual of earned dividends	-	-	-	-	(107,496)	-	(107,496)

Net loss	-	-	-	-	-	(712,184)	(712,184)
Balance, March 31, 2018	650,457	650	25,349,236	25,349	9,912,018	(15,265,071)	(5,327,054)

Series A Convertible Preferred Stock dividends: Accrual of earned dividends	-	-	-	-	(109,464)	-	(109,464)

Net loss	-	-	-	-	-	(440,729)	(440,729)
Balance, June 30, 2018	650,457	650	25,349,236	25,349	9,802,554	(15,705,800)	(5,877,247)

Series A Convertible Preferred Stock dividends: Accrual of earned dividends	-	-	-	-	(110,666)	-	(110,666)

Payment of dividends in-kind	-	-	431,313	432	323,052	-	323,484

Net loss	-	-	-	-	-	(404,825)	(404,825)
Balance, September 30, 2018	650,457	$650	25,780,549	$25,781	$10,014,940	$(16,110,625)	$(6,069,254)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Nine Months Ended September 30,
	2019	2018
Cash Flows From Operating Activities:
Net loss	$(3,899,460)	$(1,557,738)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	(118,500)	(390,400)
Warrant modification expense	283,500	-
Amortization of debt discount	10,095	201,455
Loss on exchange of notes payable for preferred shares	262,470	-
Loss on extinguishment of debt	1,504	-
Gain on forgiveness of accrued expenses	(38,427)	-
Stock-based compensation:
Common Stock	1,750	-
Options	825,100	-
Warrants	78,791	-
Changes in operating assets and liabilities:
Prepaid expenses	(1,389)	39,426
Other current assets	(20,369)	(12,385)
Accounts payable	170,737	87,208
Accrued expenses	455,602	40,173
Accrued expenses-related parties	33,333	-
Accrued interest	159,350	85,728
Accrued interest - related parties	2,244	13,244
Accrued compensation	69,797	80,362
Net Cash Used In Operating Activities	(1,723,872)	(1,412,927)

Cash Flows From Financing Activities:
Proceeds from issuance of notes payable	120,000	500,000
Proceeds from issuance of convertible notes payable	165,000	-
Proceeds from advances payable	275,500	500,000
Repayment of notes payable	(70,000)	-
Proceeds from issuance of preferred stock - Series A	1,223,269	50,000
Net Cash Provided By Financing Activities	1,713,769	1,050,000

Net Decrease In Cash	(10,103)	(362,927)

Cash - Beginning of Period	18,934	371,048
Cash - End of Period	$8,831	$8,121

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$-	$18,030
Income taxes	$-	$-

Non-cash investing and financing activities:
Preferred stock issued in exchange for notes and advances payable	$1,090,254	$-
Repayment of convertible note payable and accrued interest by third party	$133,488	$-
Accrual of earned preferred stock dividends	$(534,919)	$(327,626)
Common stock issued in connection with payment of Series A Convertible Preferred Stock dividends in-kind	$301,379	$323,484
Warrants and conversion options issued in connection with issuance and extension of notes payable	$15,600	$49,600
Original issue discount in connection with convertible note payable	$6,000	$-
Extinguishment of conversion option in connection with repayment of notes payable	$1,000	$-

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial position of the Company as of September 30, 2019 and the condensed consolidated results of its operations and cash flows for the three and nine months ended September 30, 2019 and 2018. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the operating results for the full year ending December 31, 2019 or any other period. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2018 and for the year then ended which were included in the Company's Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on April 1, 2019.

Note 2 - Going Concern and Management Plans

During the nine months ended September 30, 2019, the Company had not generated any revenues, had a net loss of approximately $3,899,000 and had used cash in operations of approximately $1,724,000. As of September 30, 2019, the Company had a working capital deficiency of approximately $5,915,000 and an accumulated deficit of approximately $20,570,000. Subsequent to September 30, 2019 and as more fully described in Note 9, Subsequent Events, the Company received proceeds of $500,000 from an advance payable and aggregate proceeds of $329,505 through the sale of 43,937 shares of Series A Convertible Preferred Stock at $7.50 per share.

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

Note 3 - Summary of Significant Accounting Policies

Loss Per Share

The Company computes basic net loss per share by dividing net loss by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share includes the dilution that would occur upon the exercise or conversion of all dilutive securities into common stock using the “treasury stock” and/or “if converted” methods, as applicable. Weighted average shares outstanding for the three and nine months ended September 30, 2019 and 2018 includes the weighted average impact of warrants to purchase an aggregate of 2,043,835 shares of common stock because their exercise price was determined to be nominal.

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	September 30,
	2019	2018

Options	3,782,004	-
Warrants	6,459,157	11,915,481
Convertible notes	1,172,144	1,549,810
Convertible preferred stock	11,687,590	6,504,570
Total	23,100,895	19,969,861

Convertible notes are assumed to be converted at the rate of $0.75 per common share, which is the conversion price as of September 30, 2019. However, such conversion rates are subject to adjustment under certain circumstances, which may result in the issuance of common shares greater than the amount indicated.

Recently Adopted Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2018-07, “Compensation — Stock Compensation (Topic 718)” (“ASU 2018-07”). ASU 2018-07 is intended to reduce cost and complexity of financial reporting for non-employee share-based payments. Currently, the accounting requirements for non-employee and employee share-based payments are significantly different. ASU 2018-07 expands the scope of Topic 718, which currently only includes share-based payments to employees, to include share-based payments to non-employees for goods or services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. This ASU supersedes Subtopic 505-50, “Equity — Equity-Based Payments to Nonemployees.” The amendments to ASU 2018 - 07 are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than a company’s adoption date of ASU No. 2014-09, (Topic 606), “Revenue from Contracts with Customers.” The Company adopted ASU 2018-07 effective July 1, 2019 and its adoption did not have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

Note 4 - Fair Value

The Company determines the estimated fair value of amounts presented in these condensed consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the financial statements are not necessarily indicative of the amounts that could be realized in a current exchange between buyer and seller. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. These fair value estimates were based upon pertinent information available as of September 30, 2019 and December 31, 2018, and, as of those dates, the carrying value of all amounts approximates fair value. The Company estimated the fair value of its restricted common stock during the three and nine months ended September 30, 2019 based upon observations of the recent sales of Preferred Stock convertible into common stock as well as the thinly traded volume and closing prices of its common stock. On June 7, 2018, the Company obtained a third-party valuation of its common stock as of December 31, 2017. As the nature of the Company's operations has not significantly changed since the date of the valuation and the Company has continued to raise capital during 2018 and 2019 at the same valuation as the capital raised during the year ended December 31, 2017, management’s estimate of the fair value of its restricted common stock has not changed during the three and nine months ended September 30, 2019.

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

Both observable and unobservable inputs may be used to determine the fair value of positions that are classified within the Level 3 category. As a result, the unrealized gains and losses for assets within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in historical company data) inputs. The following table summarizes the valuation of the Company’s derivatives by the above fair value hierarchy levels as of September 30, 2019 and December 31, 2018 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Accrued compensation - common stock	$39,250	$-	$-	$39,250
Accrued compensation - warrants	55,089	-	-	55,089
Accrued compensation - warrants - related party	103,526	-	-	103,526
Derivative liabilities	380,100	-	-	380,100
Balance - September 30, 2019	$577,965	$-	$-	$577,965

Accrued compensation - common stock	$37,500	$-	$-	$37,500
Accrued compensation - warrants	24,741	-	-	24,741
Accrued compensation - warrants - related party	55,083	-	-	55,083
Derivative liabilities	200,500	-	-	200,500
Balance - December 31, 2018	$317,824	$-	$-	$317,824

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all Level 3 liabilities measured at fair value on a recurring basis using unobservable inputs during the nine months ended September 30, 2019:

	Accrued	Derivative
	Compensation	Liabilities	Total

Balance - December 31, 2018	$117,324	$200,500	$317,824

Issuance of warrants and conversion options	-	15,600	15,600
Extinguishment of conversion option	-	(1,000)	(1,000)
Warrant modification	-	283,500	283,500
Accrued compensation - common stock	1,750	-	1,750
Accrued compensation - warrants	30,604	-	30,604
Accrued compensation - warrants - related party	49,017	-	49,017
Change in fair value	(830)	(118,500)	(119,330)

Balance - September 30, 2019	$197,865	$380,100	$577,965

As of September 30, 2019, the Company had an obligation to issue 150,000 shares of common stock to a service provider. The shares had a fair value of $37,500, which was a component of accrued compensation on the condensed consolidated balance sheet.

Assumptions utilized in the valuation of Level 3 liabilities are described as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Risk-free interest rate	1.55%-1.91%	2.12%-2.91%	1.17%-2.44%	1.73%-2.91%
Expected term (years)	0.11-5.00	0.08 - 4.41	0.02-5.00	0.25-4.76
Expected volatility	110%	110%	110%	110%
Expected dividends	0.00%	0.00%	0.00%	0.00%

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

Note 5 – Notes Payable and Convertible Notes Payable

During the three months ended September 30, 2019 and 2018, the Company recorded interest expense of $26,418 and $30,923, respectively, and interest expense for related party debt of $683 and $756, respectively. During the nine months ended September 30, 2019 and 2018, the Company recorded interest expense of $159,202 and $124,774, respectively, and interest expense for related party debt of $1,977 and $49,244, respectively.

During the three months ended September 30, 2019 and 2018, the Company recorded amortization of debt discount of $3,566 and $0, respectively, and amortization of debt discount for related party debt of $0 and $0, respectively. During the nine months ended September 30, 2019 and 2018, the Company recorded amortization of debt discount of $10,095 and $173,099, respectively, and amortization of debt discount for related party debt of $0 and $28,356, respectively.

As of September 30, 2019 and through the date of this filing, notes payable with principal amounts totaling $1,983,000 were past due and are classified as current liabilities on the condensed consolidated balance sheet as of September 30, 2019. Such notes continue to accrue interest and all relevant penalties have been accrued as of September 30, 2019. Of such past due notes payable, a holder of a note with principal amount of $250,000 issued a notice of default. See Note 8, Commitments and Contingencies – Litigation for additional details. The Company is in negotiations with all holders of notes payable to extend the maturity dates of such notes or to convert the principal and accrued interest into equity.

As of September 30, 2019 and December 31, 2018, the Company had $270,025 and $302,974, respectively, of accrued interest and penalties related to notes payable, which is included with accrued interest and accrued interest – related parties on the condensed consolidated balance sheets.

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

On July 29, 2019, the Company issued a note payable in the principal amount of $50,000. The note does not accrue interest and matures on January 29, 2020. In connection with the note issuance, the Company issued to the noteholder a five-year immediately vested warrant for the purchase of 50,000 shares of common stock at $0.75 per share. The warrant had an issuance date fair value of $8,200, which was recorded as a debt discount and was amortized over the term of the note.

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

On May 20, 2019, the Company issued a convertible note payable in the principal amount of $103,000 for cash proceeds of $100,000 which matures on November 20, 2019. The note accrues interest at 8% per annum, of which, twelve months of interest was guaranteed.  The note also includes certain prepayment penalties that provide for payments ranging from 115% to 140% of the then outstanding principal and interest. The note is convertible at the option of the holder into common stock at either (i) $0.75 per share or (ii) in the event of a default, at 75% of the volume-weighted average price in the ten consecutive trading days prior to the conversion date. The conversion option had an issuance date fair value of $1,600 and, together with the original issuance discount of $3,000, was recorded as a debt discount and was amortized to expense over the term of the note. In accordance with the Company's sequencing policy, this conversion option was determined to be a derivative liability. On June 27, 2019, a third-party repaid the note in full on behalf of the Company, which payment included a 20% prepayment penalty for an aggregate total payment of $133,488, which has been recorded as accrued expenses on the Company’s condensed consolidated balance sheet as of September 30, 2019. The Company determined the transaction was a note extinguishment and recorded a loss on extinguishment of debt of $1,504 in the condensed consolidated statements of operations.

On July 2, 2019, the Company issued a convertible note payable in the principal amount of $68,000. The note accrues interest at 12% per annum and matures on July 2, 2020 and any amount of principal or interest which is not paid at maturity shall accrue interest at 22% per annum. The note also includes certain prepayment penalties that provide for payments ranging from 115% to 140% of the then outstanding principal and interest. The note is convertible at the option of the holder into common stock at 61% of the lowest trading price during the ten consecutive trading days prior to the conversion date at any time during the period which is 180 days following the issuance date of the convertible note and ending on the later of (i) July 2, 2020 or (ii) in the event of default, the date of the payment of the default amount. The convertible note contained an original issuance discount of $3,000 which was recorded as a debt discount and will be amortized to expense over the term of the note.

Note 6 – Stockholders’ Deficiency

Series A Convertible Preferred Stock

The Board of Directors extended the expiration date of the Private Placement Memorandum (“PPM”), under which the Company continues to raise up to $10,000,000 via the sale of up to 1,333,333 shares of Series A Convertible Preferred Stock at $7.50 per share, on various dates in 2019, the latest of which occurred on September 26, 2019 when the Board of Directors further extended the expiration date of the PPM to November 29, 2019.

On March 31, 2019, in connection with the exchange of various notes payable, accrued interest and late payment penalties totaling $827,784, the Company issued 145,367 shares of Series A Convertible Preferred Stock under the terms of the PPM with a total value of $1,090,254, as more fully described in Note 5, Notes Payable and Convertible Notes Payable. As the value of those shares exceeded the carrying value of the note payable, accrued interest and late payment penalties, the difference of $262,470 was recorded in the condensed consolidated statement of operations during the nine months ended September 30, 2019 as a loss on exchange of notes payable for Series A Convertible Preferred Stock.

On various dates from January 7, 2019 through August 20, 2019, the Company received proceeds of $1,223,269 through the sale of 163,101 shares of Series A Convertible Preferred Stock at $7.50 per share.

During the three and nine months ended September 30, 2019, the Company accrued and recorded Series A Preferred Stock dividends of $197,911 and $534,919, respectively, with an increase in liabilities and a corresponding decrease in additional paid-in capital. During the three and nine months ended September 30, 2018, the Company accrued and recorded Series A Preferred Stock dividends of $110,666 and $327,626, respectively, with an increase in liabilities and a corresponding decrease in additional paid-in capital.

During the nine months ended September 30, 2019, the Company issued 401,860 shares of common stock valued at $0.75 per share for aggregate value of $301,379, pursuant to the terms of the Series A Convertible Preferred Stock Certificate of Designation, in connection with the partial payment of accrued dividends for Series A Convertible Preferred Stock, as more fully described in the Series A Convertible Preferred Stock section of this footnote.

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

On the same date, the Board of Directors approved the grant under the Plan of ten-year stock options to purchase an aggregate of 3,782,004 shares of common stock at an exercise price of $0.75 per share to a consultant to the Company. The 3,782,004 shares vest immediately on the date of grant. The stock options had a grant date value of $825,100, which the Company recognized as expense on the date of the grant.

Stock-Based Compensation

During the three and nine months ended September 30, 2019, the Company recognized expense of $848,005 and $905,641, respectively, of stock-based compensation expense. During the three and nine months ended September 30, 2018, the Company did not recognize any stock-based compensation expense. As ofSeptember 30, 2019, there was no unrecognized stock-based compensation expense.

Stock Warrants

On June 25, 2019, the Company extended the expiration date of a warrant to purchase 1,600,000 shares of common stock at an exercise price of $0.75 per share originally from June 27, 2019 to June 27, 2023.

On July 20, 2019, the Company extended the expiration dates of certain warrants to purchase an aggregate of 377,500 shares of common stock at an exercise price of $0.75 per share from July 2019 to July 2023.

As a result of the above modifications, the Company recognized warrant modification expense of $54,100 and $283,500 during the three and nine months ended September 30, 2019, respectively.

Note 7 – Related Party Transactions

In 2011, the Company entered into a Research and License Agreement (the “Agreement”) with Yeda for Veto Cell technology. As Yeda is a founder and a significant shareholder of the Company, it is a related party.

During the three months ended September 30, 2019 and 2018, the Company recorded research and development expense of $33,333 and $72,527, respectively, and during the nine months ended September 30, 2019 and 2018, the Company recorded research and development expense of $83,333 and $375,151, respectively, in connection with the agreement with Yeda.

On January 7, 2019, the Company received proceeds of $50,000 from the Chairman of the Board through the sale of 6,667 shares of Series A Convertible Preferred Stock at $7.50 per share, which amount is included in the issuances disclosed in Note 6, Stockholders’ Deficiency.

Note 8 – Commitments and Contingencies

MD Anderson Agreements

On February 19, 2019, the Company entered into an agreement, which was amended on April 4, 2019 and August 13, 2019, with The University of Texas M.D. Anderson Cancer Center (“MD Anderson”) for the latter to perform cell production and conduct Phase I/II human clinical trials. In connection with that agreement, the Company committed to fund such work in the amount of approximately $2,038,000 over a two-year period beginning that same date, with payments becoming due as certain specified milestones are met by MD Anderson.

The Company recognized $249,171 and $1,230,441 of research and development expenses during the three and nine months ended September 30, 2019, respectively, associated with services provided by MD Anderson in the periods, under the two agreements with MD Anderson dated November 2018 and February 2019. The Company did not recognize any expense pursuant to the agreements with MD Anderson for the three and nine months ended September 30, 2018. As of September 30, 2019, the Company had $507,316 of accrued research and development expenses pursuant to the agreements with MD Anderson, which are included within accounts payable and accrued expenses on the condensed consolidated balance sheet.

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

Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed. There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows. As of September 30, 2019 and December 31, 2018, the Company has not accrued any amounts for contingencies.

Note 9 – Subsequent Events

Series A Convertible Preferred Stock

On various dates from October 3, 2019 through October 28, 2019, the Company received proceeds of $329,505 through the sale of 43,937 shares of Series A Convertible Preferred Stock at $7.50 per share.

Advance Payable

On October 28, 2019, the Company received an advance of $500,000 from an investor who indicated plans to enter into a convertible promissory note agreement that is anticipated to bear interest at a rate of 8% per annum.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the condensed consolidated results of operations and financial condition of Cell Source, Inc. ("CSI", “Cell Source”,  the “Company”, “us,” “we,” “our,”) as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission (“SEC”) on April 1, 2019.

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

Overview

We are a biotechnology company focused on developing cell therapy treatments based on the management of immune tolerance.  Our technology platform has been extensively tested by in vitro studies and confirmed in animal trials. MD Anderson has commenced a clinical trial using our Anti-Viral Veto Cell and is actively recruiting patients. The first patient has already been treated.

Consolidated Results of Operations

Three Months Ended September 30, 2019 Compared with the Three Months Ended September 30, 2018

Research and Development

Research and development expense was $1,192,090 and $128,986 for the three months ended September 30, 2019 and 2018, respectively, an increase of $1,063,104, or 824%, primarily related to the commencement of research by MD Anderson and stock-based compensation expense.

Selling, General and Administrative

Selling, general and administrative expense was $244,609 and $359,660 for the three months ended September 30, 2019 and 2018, respectively, a decrease of $115,051, or 32%, primarily related to the expiration of a consulting agreement with a financial and marketing advisory firm in April 2019.

Change in Fair Value of Derivative Liabilities

The change in fair value of derivative liabilities for the three months ended September 30, 2019 and 2018 was a gain of $33,500 and a gain of $115,500, respectively, primarily due to the warrants and conversion options, which are deemed to be derivative liabilities, either drawing closer to their expiration dates or were no longer outstanding.

Interest Expense

Interest expense for the three months ended September 30, 2019 and 2018 was $27,101 and $31,679, respectively, a decrease of $4,578, or 14%, primarily as a result of lower outstanding notes payable balances.

Amortization of Debt Discount

Amortization of debt discount was $3,566 and $0 for the three months ended September 30, 2019 and 2018, respectively, which is associated with warrants, conversion options and original issue discounts issued in connection with notes payable.

Warrant Modification Expense

During the three months ended September 30, 2019, we recognized $54,100 of warrant modification expense related to the extension of the expiration date of certain warrants.

Nine Months Ended September 30, 2019 Compared with the Nine Months Ended September 30, 2018

Research and Development

Research and development expense was $2,352,602 and $541,148 for the nine months ended September 30, 2019 and 2018, respectively, an increase of $1,811,454, or 335%, primarily related to the commencement of research by MD Anderson and stock based compensation expense.

Selling, General and Administrative

Selling, general and administrative expense was $985,037 and $1,031,517 for the nine months ended September 30, 2019 and 2018, respectively, a decrease of $46,480, or 5%, primarily due to decreases in external consulting and professional fees.

Change in Fair Value of Derivative Liabilities

The change in fair value of derivative liabilities for the nine months ended September 30, 2019 and 2018 was a gain of $118,500 and a gain of $390,400, respectively, primarily due to the warrants and conversion options, which are deemed to be derivative liabilities, either drawing closer to their expiration dates or were no longer outstanding.

Interest Expense

Interest expense for the nine months ended September 30, 2019 and 2018 was $161,179 and $174,018, respectively, a decrease of $12,839, or 7%.

Amortization of Debt Discount

Amortization of debt discount was $10,095 and $201,455 for the nine months ended September 30, 2019 and 2018, respectively, a decrease of $191,360, or 95%, which is primarily related to warrants, conversion options and original issuance discounts drawing closer to their expiration dates or which were no longer outstanding.

Warrant Modification Expense

During the nine months ended September 30, 2019, we recognized $283,500 of warrant modification expense on the extension of an expiration date of certain warrants.

Loss on Exchange of Notes Payable for Series A Convertible Preferred Stock

During the nine months ended September 30, 2019, we recognized $262,470 of loss on extinguishment of debt. The losses recognized represent the value of the preferred shares in excess of the carrying value of the notes payable.

Loss on Extinguishment of Debt

During the nine months ended September 30, 2019, we recognized $1,504 of loss on extinguishment of debt.

Gain on Forgiveness of Accrued Expenses

During the nine months ended September 30, 2019, we recognized $38,427 of gain on forgiveness of accrued expenses. The gain recognized represents the forgiveness of accrued payroll expenses and director fees due by a former member of the Board of Directors.

Liquidity and Going Concern

We measure our liquidity in a number of ways, including the following:

	September 30,	December 31,
	2019	2018
	(unaudited)

Cash	$8,831	$18,934
Working capital deficiency	$(5,914,548)	$(4,920,171)

During the nine months ended September 30, 2019, we have not generated any revenues, had a net loss of approximately $3,899,000 and had used cash in operations of approximately $1,724,000. As of September 30, 2019, we had a working capital deficiency of approximately $5,915,000 and an accumulated deficit of approximately $20,570,000.  Subsequent to September 30, 2019,the Company received proceeds of $500,000 from an advance payable and aggregate proceeds of $329,505 through the sale of 43,937 shares of Series A Convertible Preferred Stock at $7.50 per share.

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

During the nine months ended September 30, 2019 and 2018, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the nine months ended September 30, 2019 and 2018 in the amounts of $1,723,872 and $1,412,927, respectively. The net cash used in operating activities for the nine months ended September 30, 2019 was primarily due to cash used to fund a net loss of $3,899,460, adjusted for net non-cash income in the aggregate amount of $1,306,283, and by $869,305 of net cash provided by changes in the levels of operating assets and liabilities. The net cash used in operating activities for the nine months ended September 30, 2018 was primarily due to cash used to fund a net loss of $1,557,738, adjusted for net non-cash income in the aggregate amount of $188,945, partially offset by $333,756 of net cash provided by changes in the levels of operating assets and liabilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2019 and 2018 was $1,713,769 and $1,050,000, respectively. The net cash provided by financing activities during the nine months ended September 30, 2019 was attributable to $1,223,269 of proceeds received from the issuance of Series A preferred stock, $275,000 of proceeds from advances payable and $215,000 of net proceeds from debt financings. The net cash provided by financing activities during the nine months ended September 30, 2018 was attributable to $500,000 received from the issuance of notes payable, $500,000 received from advances payable, and $50,000 of received from the issuance of Series A preferred stock.

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

In connection with the preparation of this Quarterly Report, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 2, 2019, the Company issued a convertible promissory note in the principal amount of $68,000. The note matures on July 2, 2020 and bears interest at a rate of 12% per annum.  The holder has the right to convert the note into common stock any time beginning on the six month anniversary of the date of the note at a conversion price equal to 61% of the lowest market price of the common stock during the 10 trading day period prior to the conversion.  The note contains a prepayment penalty of 115% of the principal amount if payment is made during the 30 days following the date of issuance which increases by five percent (5%) during each 30-day period thereafter until the maturity date.  The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 as amended (the “Securities Act”) in connection with this transaction.

On July 29, 2019, the Company issued a five-year warrant to purchase 50,000 shares of common stock having an exercise price of $0.75 per share to the purchaser of a note in the principal amount of $50,000. The Company relied upon the exemption provided by Section 4(2) of the Securities Act in connection with this transaction.

The Company sold a total of 13,333 shares of Series A Preferred Stock to accredited investors at a purchase price of $7.50 per share during the three months ended September 30, 2019. The Company relied upon the exemption provided by Section 4(2) of the Securities Act in connection with these transactions.

On August 13, 2019, the Company granted an option to purchase 3,782,004 shares of common stock at an exercise price of $0.75 per share to a consultant to the Company. The Company relied upon the exemption provided by Rule 701 of the Securities Act in connection with this transaction.

The Company sold a total of 43,937 shares of Series A Preferred Stock to accredited investors at a purchase price of $7.50 per share during October 2019. The Company relied upon the exemption provided by Rule 506 and Section 4(2) of the Securities Act in connection with these transactions.

Item 3. Defaults Upon Senior Securities.

As of September 30, 2019 and through the date of this filing, notes payable and convertible notes payable with face values totaling $1,983,000 were past due and are classified as current liabilities on the condensed consolidated balance sheet as of September 30, 2019.  Such notes continue to accrue interest and all relevant penalties have been accrued as of September 30, 2019. Of such past due notes payable, a holder of a note with principal amount of $250,000 issued a notice of default. See Item 1 above for additional details. We are in negotiations with all holders to extend the maturity dates of such notes or to convert the principal and accrued interest into equity.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

In August 2019, MD Anderson commenced a clinical trial using the Company’s Anti-Viral Veto Cell and is actively recruiting patients. The first patient has already been treated.

Item 6. Exhibits.

31	Certification of principal executive and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of principal executive and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CELL SOURCE, INC.

Dated: November 14, 2019	By:	/s/ Itamar Shimrat
Name: Itamar Shimrat
Title: Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)