Form 10-Q
period 2020-03-31
Cell Source, Inc.
filed 2020-05-15
CIK 1569340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission file number 000-55413

Cell Source, Inc.
(Exact name of registrant as specified in its charter)

Nevada	32-0379665
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

57 West 57th Street, Suite 400

New York, NY 10019

 (Address of principal executive offices)

 (646) 416-7896

(Issuer’s telephone number)

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

As of May 12, 2020, the registrant had 27,329,933 shares of $0.001 par value common stock outstanding.

CELL SOURCE, INC. AND SUBSIDIARY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(Unaudited)
Assets

Current Assets:
Cash	$16,522	$27,908
Prepaid expenses	85,713	57,196
Other current assets	29,425	29,679
Total Assets	$131,660	$114,783

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$312,794	$135,415
Accrued expenses	1,145,457	1,051,961
Accrued expenses - related parties	81,501	195,334
Accrued interest	470,103	426,516
Accrued interest - related parties	157,657	146,491
Accrued compensation	605,257	603,520
Advances payable	235,500	235,500
Advances payable - related party	100,000	100,000
Notes payable, net of debt discount of $0 and $1,292, as of March 31, 2020 and December 31, 2019, respectively	1,113,000	1,111,708
Notes payable - related parties	150,000	150,000
Convertible notes payable, net of debt discount of $52,890 and $1,467 as of March 31, 2020 and December 31, 2019, respectively	1,570,110	966,533
Convertible notes payable - related parties	225,000	225,000
Derivative liabilities	-	351,900
Accrued dividend payable	223,151	11,846
Total Current Liabilities	6,389,530	5,711,724
Convertible notes payable - non-current portion	-	145,000
Total Liabilities	6,389,530	5,856,724

Commitments and contingencies (Note 8)	-	-

Stockholders' Deficiency:
Convertible Preferred Stock, $0.001 par value, 10,000,000 shares authorized; Series A Convertible Preferred Stock, 1,335,000 shares designated, 1,258,416 and 1,245,083 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively; liquidation preference of $9,661,271 and $9,349,969 as of March 31, 2020 and December 31, 2019, respectively	1,258	1,245
Common Stock, $0.001 par value, 200,000,000 shares authorized; 27,329,933 and 27,076,762 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	27,330	27,077
Additional paid-in capital	15,673,117	15,375,565
Accumulated deficit	(21,959,575)	(21,145,828)
Total Stockholders' Deficiency	(6,257,870)	(5,741,941)

Total Liabilities and Stockholders' Deficiency	$131,660	$114,783

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Operating Expenses:
Research and development	$257,545	$724,742
Research and development - related party	61,667	25,000
General and administrative	414,120	421,290
Total Operating Expenses	733,332	1,171,032

Loss From Operations	(733,332)	(1,171,032)

Other (Expense) Income:
Interest expense	(76,483)	(76,867)
Interest expense - related parties	(11,166)	(740)
Amortization of debt discount	(8,302)	-
Change in fair value of derivative liabilities	16,977	52,600
Loss on extinguishment of debt	(1,441)	-
Loss on exchange of notes payable for Series A Convertible Preferred Stock	-	(262,470)
Total Other Expense	(80,415)	(287,477)

Net Loss	(813,747)	(1,458,509)
Dividend attributable to Series A preferred stockholders	(211,305)	(148,035)
Net Loss Applicable to Common Stockholders	$(1,025,052)	$(1,606,544)

Net Loss Per Common Share - Basic and Diluted	$(0.04)	$(0.06)

Weighted Average Common Shares Outstanding -
Basic and Diluted	29,120,597	28,121,446

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2020
	Convertible Preferred				Additional		Total
	Stock - Series A		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance, January 1, 2020	1,245,083	$1,245	27,076,762	$27,077	$15,375,565	$(21,145,828)	$(5,741,941)

Issuance of Series A Convertible
Preferred Stock for cash	13,333	13	-	-	99,987	-	100,000

Series A Convertible Preferred Stock dividends:
Accrual of earned dividends	-	-	-	-	(211,305)	-	(211,305)

Issuance of common stock in connection
with extension of notes payable	-	-	227,500	227	56,648	-	56,875

Reclassification of derivative liabilities to
equity	-	-	-	-	345,830	-	345,830

Stock-based compensation:
Common stock	-	-	25,671	26	6,392	-	6,418

Net loss	-	-	-	-	-	(813,747)	(813,747)

Balance, March 31, 2020	1,258,416	$1,258	27,329,933	$27,330	$15,673,117	$(21,959,575)	$(6,257,870)

	FOR THE THREE MONTHS ENDED MARCH 31, 2019
	Convertible Preferred				Additional		Total
	Stock - Series A		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance, January 1, 2019	860,291	$860	26,077,611	$26,078	$11,723,224	$(16,670,333)	$(4,920,171)

Issuance of Series A Convertible
Preferred Stock for cash	43,331	43	-	-	324,957	-	325,000

Issuance of Series A Convertible
Preferred Stock in exchange for
notes payable	145,367	145	-	-	1,090,109	-	1,090,254

Series A Convertible Preferred Stock dividends:
Accrual of earned dividends	-	-	-	-	(148,035)	-	(148,035)

Net loss	-	-	-	-	-	(1,458,509)	(1,458,509)
Balance, March 31, 2019	1,048,989	$1,048	26,077,611	$26,078	$12,990,255	$(18,128,842)	$(5,111,461)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Three Months Ended March 31,
	2020	2019

Cash Flows From Operating Activities:
Net loss	$(813,747)	$(1,458,509)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	(16,977)	(52,600)
Amortization of debt discount	8,302	-
Loss on exchange of notes payable for preferred shares	-	262,470
Loss on extinguishment of debt	1,441	-
Non-cash interest expense - warrants	18,668	33,016
Stock-based compensation:
Warrants	(98)	(9)
Common stock	4,626	-
Changes in operating assets and liabilities:
Prepaid expenses	(28,517)	4,009
Other current assets	254	(2,560)
Accounts payable	177,379	492,501
Accrued expenses	60,601	193,431
Accrued expenses - related parties	(113,833)	25,000
Accrued interest	68,233	76,861
Accrued interest - related parties	748	740
Accrued compensation	14,534	20,206
Net Cash Used In Operating Activities	(618,386)	(405,444)

Cash Flows From Financing Activities:
Proceeds from cash advances	-	75,000
Proceeds from issuance of convertible notes payable	575,000	-
Proceeds from issuance of Series A Preferred Stock	100,000	325,000
Repayment of convertible notes payable	(68,000)	-
Net Cash Provided By Financing Activities	607,000	400,000
Net Decrease In Cash	(11,386)	(5,444)

Cash - Beginning of Period	27,908	18,934
Cash - End of Period	$16,522	$13,490

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Original issue discount in connection with convertible note payable	$3,000	$-
Preferred stock issued in exchange for notes and advances payable	$-	$1,090,254
Accrual of earned preferred stock dividends	$(211,305)	$(148,035)
Reclassification of derivative liabilities to equity	$345,830	$-
Issuance of placement agent warrants	$10,907	$-
Issuance of common stock as debt discount in connection with extension of notes payable	$56,875	$-
Repayment of convertible note payable and accrued interest by third party	$100,896	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Business Organization, Nature of Operations and Basis of Presentation

Organization and Operations

Cell Source, Inc. (“Cell Source”, “CSI” or the “Company”) is a Nevada corporation formed on June 6, 2012 that is the parent company of Cell Source Limited (“CSL”), a wholly owned subsidiary which was founded in Israel in 2011 in order to commercialize a suite of inventions relating to certain cancer treatments. The Company is a biotechnology company focused on developing cell therapy treatments based on the management of immune tolerance. The Company’s lead prospective product is its patented Veto Cell immune system management technology, which is an immune tolerance biotechnology that enables the selective blocking of immune responses. CSL’s Veto Cell immune system management technology is based on technologies patented, owned, and licensed to CSL by Yeda Research and Development Company Limited, an Israeli corporation (“Yeda”) (see Note 7, Related Party Transactions). The Company’s target indications include: lymphoma, leukemia and multiple myeloma through the facilitation of safer and more accessible stem cell (e.g. bone marrow) transplantation acceptance, treatment of end stage kidney disease and other non-malignant organ diseases through improved organ transplantation (broadened donor pool, reduced dependence on post-transplant anti-rejection therapy), and ultimately treating a variety of cancers and non-malignant diseases.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial position of the Company as of March 31, 2020 and the condensed consolidated results of its operations and cash flows for the three months ended March 31, 2020 and 2019. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results for the full year ending December 31, 2020 or any other period. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2019 and for the year then ended which were included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on March 30, 2020.

Note 2 - Going Concern and Management Plans

During the three months ended March 31, 2020, the Company had not generated any revenues, had a net loss of approximately $814,000 and had used cash in operations of approximately $618,000. As of March 31, 2020, the Company had a working capital deficiency of approximately $6,258,000 and an accumulated deficit of approximately $21,960,000. Subsequent to March 31, 2020 and as more fully described in Note 9, Subsequent Events, the Company received proceeds of $100,000 through a non-interest-bearing advance. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within twelve months from the date these financial statements are issued.

The Company is currently funding its operations on a month-to-month basis. While there can be no assurance that it will be successful, the Company is in active negotiations to raise additional capital. The Company’s primary sources of operating funds since inception have been equity and debt financings. Management’s plans include continued efforts to raise additional capital through debt and equity financings. There is no assurance that these funds will be sufficient to enable the Company to fully complete its development activities or attain profitable operations. If the Company is unable to obtain such additional financing on a timely basis or, notwithstanding any request the Company may make, if the Company’s debt holders do not agree to convert their notes into equity or extend the maturity dates of their notes, the Company may have to curtail its development, marketing and promotional activities, which would have a material adverse effect on the Company’s business, financial condition and results of operations, and ultimately the Company could be forced to discontinue its operations and liquidate.

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

Note 3 - Summary of Significant Accounting Policies

Since the date of the Annual Report on Form 10-K for the year ended December 31, 2019, there have been no material changes to the Company’s significant accounting policies.

Loss Per Share

The Company computes basic net loss per share by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share includes the dilution that would occur upon the exercise or conversion of all dilutive securities into common stock using the “treasury stock” and/or “if converted” methods, as applicable. Weighted average shares outstanding for the three months ended March 31, 2020 and 2019 includes the weighted average impact of warrants to purchase an aggregate of 2,043,835 shares of common stock because their exercise price was determined to be nominal.

The common stock equivalents associated with the following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	March 31,
	2020	2019

Options	3,782,004	-
Warrants	4,125,810	6,374,157
Convertible notes	2,555,477	1,069,101
Convertible preferred stock	12,584,160	10,489,890
Total	23,047,451	17,933,148

Convertible notes are assumed to be converted at the rate of $0.75 per common share, which is the conversion price. However, such conversion rates are subject to adjustment under certain circumstances, which may result in the issuance of common shares greater than the amount indicated.

Reclassifications

Certain prior period accrued liabilities have been reclassified from accrued compensation to accrued interest to conform to the fiscal 2020 presentation. These reclassifications have no impact on the previously reported net loss.

Note 4 - Fair Value

During the three months ended March 31, 2020, in connection with the extension of certain convertible notes payable that previously contained a variable conversion price with no floor and, a result, triggered sequencing, the parties agreed to amend the conversion terms such that a conversion price floor of $0.75 per share was established. As a result, the Company had no remaining outstanding instruments with a variable conversion price with no floor and, accordingly, the Company reclassified derivative liabilities with an aggregate fair value of $345,830 to additional paid-in capital. See Note 5, Notes Payable and Convertible Notes Payable for additional details.

The following table summarizes the Company’s instruments recorded at fair value as of March 31, 2020 and December 31, 2019:

		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Accrued compensation - common stock	$38,229	$-	$-	$38,229
Accrued compensation - warrants	6,926	-	-	6,926
Accrued interest - warrants	65,592	-	-	65,592
Accrued interest - warrants - related party	126,350	-	-	126,350

Balance - March 31, 2020	$237,097	$-	$-	$237,097

Accrued compensation - common stock	$40,021	$-	$-	$40,021
Accrued compensation - warrants	17,931	-	-	17,931
Accrued interest - warrants	57,343	-	-	57,343
Accrued interest - warrants - related party	115,932	-	-	115,932
Derivative liabilities	351,900	-	-	351,900

Balance - December 31, 2019	$583,127	$-	$-	$583,127

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. As of March 31, 2020, the Company’s Level 3 liabilities shown in the above table consist of accrued obligations to issue warrants and common stock. As of December 31, 2019, the Company’s Level 3 liabilities shown in the above table consist of sequenced warrants with no price floor as the Company is unable to determine if it will have sufficient authorized common stock to settle such arrangements, warrants deemed to be derivative liabilities according to the Company’s sequencing policy in accordance with ASC 815-40-35-12, the embedded conversion options within its convertible notes payable and an accrued obligation to issue warrants and common stock.

In applying the Black-Scholes option pricing model utilized in the valuation of Level 3 liabilities, the Company used the following approximate assumptions:

	For the Three Months Ended
	March 31,
	2020	2019

Risk-free interest rate	0.33% - 1.55%	2.21% - 2.44%
Expected term (years)	0.52 - 5.00	0.02 - 5.00
Expected volatility	110%	110%
Expected dividends	0.00%	0.00%

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all Level 3 liabilities measured at fair value on a recurring basis using unobservable inputs during the three months ended March 31, 2020:

	Accrued	Accrued	Derivative
	Interest	Compensation	Liability	Total

Balance - December 31, 2019	$173,275	$57,952	$351,900	$583,127

Accrued compensation - common stock	-	4,626	-	4,626
Accrued interest - common stock	56,875	-	-	56,875
Accrued interest - warrants	8,571	-	-	8,571
Accrued interest - warrants - related party	11,243	-	-	11,243
Change in fair value	(1,147)	(128)	(16,977)	(18,252)
Issuance of warrants	-	(10,877)	10,907	30
Issuance of common stock	(56,875)	(6,418)	-	(63,293)
Reclassification of derivative liabilities to equity	-	-	(345,830)	(345,830)

Balance - March 31, 2020	$191,942	$45,155	$-	$237,097

As of March 31, 2020, the Company had an obligation to issue 152,916 shares of common stock to service providers that had a fair value of $38,229, which was a component of accrued compensation on the condensed consolidated balance sheet. See Note 6, Stockholders’ Deficiency – Stock Warrants for additional details associated with the issuance of warrants.

Note 5 – Notes Payable and Convertible Notes Payable

As of March 31, 2020 and through the date of this filing, notes payable with principal amounts totaling $1,888,000 were past due and are classified as current liabilities on the condensed consolidated balance sheet as of March 31, 2020. Such notes continue to accrue interest and all relevant penalties have been accrued as of March 31, 2020. Of such past due notes payable, a holder of a note with principal amount of $250,000 issued a notice of default. See Note 8, Commitments and Contingencies – Litigation for additional details. The Company is in negotiations with all holders of notes payable to extend the maturity dates of such notes or to convert the principal and accrued interest into equity.

During the three months ended March 31, 2020 and 2019, the Company recorded interest expense of $87,649 and $77,607, respectively, and amortization of debt discount of $8,302 and $0, respectively. As of March 31, 2020 and December 31, 2019, the Company had $627,760 and $573,007, respectively, of accrued interest (including interest in the form of warrants (see Note 4)) and penalties related to notes payable, which is included with accrued interest and accrued interest – related parties on the condensed consolidated balance sheets.

Convertible Notes Payable

On January 3, 2020, a third party repaid a convertible note in full on behalf of the Company, which payment included a prepayment penalty for an aggregate total payment of $100,896 (principal and interest of $68,000 and $32,896, respectively), which was fully repaid by the Company as of March 31, 2020. The Company determined the transaction was a note extinguishment and recorded a loss on extinguishment of $1,441 in the condensed consolidated statements of operations.

On January 10, 2020, the Company issued a convertible note payable in the principal amount of $78,000. The note accrues interest at 12% per annum and matures on January 10, 2021. Any amount of principal or interest which is not paid at maturity shall accrue interest at 22% per annum. The note also includes certain prepayment penalties that provide for payments ranging from 115% to 140% of the then-outstanding principal and interest. The note is convertible at the option of the holder into common stock at 61% of the lowest trading price during the ten (10) consecutive trading days prior to the conversion date at any time during the period which is 180 days following the issuance date of the convertible note and ending on the later of (i) January 10, 2021 or (ii), in the event of default, the date of the payment of the default amount. The convertible note contained an original issuance discount of $3,000 which was recorded as a debt discount and will be amortized over the term of the note.

On various dates from February 20, 2020 through February 24, 2020, the maturity dates of three convertible notes in the aggregate principal amount of $145,000 were extended to February 15, 2021. In connection with these extensions, the parties agreed that (i) the Company would issue an aggregate of 227,500 shares of common stock to the holders with a fair value of $56,875 and (ii) a conversion price floor of $0.75 per share would be established. The fair value of the common stock was setup as a debt discount and will be amortized over the amended term of the notes. On March 31, 2020, the Company issued the shares of common stock.

On March 2, 2020, the Company received further proceeds of $500,000 through a previously issued convertible note in the principal amount of $1,500,000, such that the Company had now received aggregate proceeds of $1,000,000 under the convertible note.

Note 6 – Stockholders’ Deficiency

Common Stock

On March 31, 2020, the Company issued 25,671 shares of immediately vested common stock with a fair value of $6,418 to a service provider in connection with consulting services provided.

See Note 5, Notes Payable and Convertible Notes Payable for additional details associated with the issuance of common stock.

Series A Convertible Preferred Stock

On January 29, 2020, the Board of Directors extended the expiration date of the Private Placement Memorandum (“PPM”) to March 31, 2020 and has authorized two sixty-day extensions beyond that date at management’s discretion, under which the Company continues to raise up to $10,000,000 via the sale of up to 1,333,333 shares of Series A Convertible Preferred Stock at $7.50 per share. On March 25, 2020, the Board of Directors extended the expiration date of the PPM to May 30, 2020.

On various dates from January 14, 2020 through January 24, 2020, the Company received proceeds of $100,000 through the sale of 13,333 shares of Series A Convertible Preferred Stock at $7.50 per share.

During the three months ended March 31, 2020 and 2019, the Company accrued and recorded cumulative Series A Convertible Preferred Stock dividends of $211,305 and $148,035, respectively, with an increase in liabilities and a corresponding decrease in additional paid-in capital.

Stock Warrants

On February 13, 2020, the Company issued five-year placement agent warrants to purchase 66,653 shares of common stock at $0.75 per share in satisfaction of accrued liabilities of $10,907 that were earned in connection with the sale of Series A Convertible Preferred Stock during the year ended December 31, 2019.

Stock-Based Compensation

During the three months ended March 31, 2020 and 2019, the Company recognized expense (benefit) of $4,528 and $(9), respectively, of stock-based compensation related to common stock and warrants. As of March 31, 2020, there was no unrecognized stock-based compensation expense.

Note 7 – Related Party Transactions

In 2011, the Company entered into a Research and License Agreement with Yeda for Veto Cell technology. As Yeda is a founder and a significant shareholder of the Company, it is a related party.

During the three months ended March 31, 2020 and 2019, the Company recorded research and development expense of $61,667 and $25,000 respectively, in connection with the agreement with Yeda.

As of March 31, 2020 and December 31, 2019, the Company was required to issue warrants to purchase an aggregate of 831,500 and 756,500, respectively, shares of common stock at an exercise price of $0.75 per share to directors of the Company in connection with loans made to the Company. As a result, the Company had accrued $126,350 and $115,932 associated with the fair value of the obligations as of March 31, 2020 and December 31, 2019, respectively, which amount is included in accrued interest – related parties on the condensed consolidated balance sheets.

Note 8 – Commitments and Contingencies

MD Anderson Sponsored Research Agreements

The Company recognized $237,545 and $684,255 of research and development expenses during the three months ended March 31, 2020 and 2019, respectively, associated with services provided by The University of Texas M.D. Anderson Cancer Center (“MD Anderson”) in the periods, under the two agreements with MD Anderson dated November 2019 and February 2019. As of March 31, 2020 and December 31, 2019, the Company had $495,018 and $382,398, respectively, of accrued research and development expenses pursuant to the agreements with MD Anderson, which are included within accrued expenses on the condensed consolidated balance sheets.

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

Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed. There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows. As of March 31, 2020 and December 31, 2019, the Company has not accrued any amounts for contingencies.

Note 9 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that, while it is reasonably possible that COVID-19 could have a negative effect on the Company's financial position and results of operations, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Advances

On May 6, 2020, the Company received proceeds of $100,000 through a non-interest-bearing advance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the condensed consolidated results of operations and financial condition of Cell Source, Inc. (“CSI”, “Cell Source”, the “Company”, “us,” “we,” “our,”) as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2020.

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 30, 2020.

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

The unique advantage of Cell Source technology lies in the ability to induce sustained tolerance of transplanted cells (or organs) by the recipient’s immune system in a setting that requires only mild immune suppression, while avoiding the most common post-transplant complications. The scientific term for inducing such tolerance in a transplantation setting is chimerism, where the recipient’s immune system tolerates the co-existence of the (genetically different) donor type and host (recipient) type cells. Attaining sustained chimerism is an important prerequisite to achieving the intrinsic GvL (graft versus leukemia) effect of HSCT and supporting the reconstitution of normal hematopoiesis (generation of blood cells, including those that protect healthy patients from cancer) in blood cancer patients. Preclinical data show that Cell Source’s Veto Cell technology (currently in clinical trials in the US) can provide superior results in allogeneic (donor-derived) HSCT by allowing for haploidentical stem cell transplants under a mild conditioning regimen, while avoiding the most common post-transplant complications. Combining this with CAR (Chimeric Antigen Receptor) T cell therapy as a unified VETO CAR-T treatment, we will be able to treat patients in relapse as well as those in remission and use the cancer killing power of CAR-T to protect the patient while their immune system fully reconstitutes, thus providing an end-to-end solution for blood cancer treatment by potentially delivering a fundamentally safer and more effective allogeneic HSCT: prevention of relapse; avoidance of GvHD; prevention of viral infections; and enhanced persistence of GvL effect. This means that the majority of patients will be able to find a donor, and will have access to a potentially safer procedure with higher long term survival rates than what either donor-derived HSCT or autologous CAR-T each on their own currently provide.

The ability to induce permanent chimerism (and thus sustained tolerance) in patients – which allows the transplantation to overcome rejection without having to compromise the rest of the immune system - may open the door to effective treatment of a number of severe medical conditions, in addition to blood cancers, which are characterized by this need. These include:

•	The broader set of cancers, including solid tumors, that can potentially be treated effectively using genetically modified cells such as CAR-T cell therapy, but also face efficacy and economic constraints due to limited persistence based on immune system issues (i.e., the need to be able to safely and efficiently deliver allogeneic CAR-T therapy). Inducing sustained tolerance to CAR-T cells may bring reduced cost and increased efficacy by allowing for off-the-shelf (vs. patient-derived) treatments with more persistent cancer killing capability.

•	Organ failure and transplantation. A variety of conditions can be treated by the transplantation of vital organs. However, transplantation is limited both by the insufficient supply of available donor organs and the need for lifelong, daily anti-rejection treatments post-transplant. Haploidentical organ transplants, with sustained chimerism, have the potential to make life saving transplants accessible to the majority of patients, with the prospect of improved life quality and expectancy.

•	Non-malignant hematological conditions (such as type one diabetes and sickle cell anemia) which could, in many cases, also be more effectively treated by stem cell transplantation if the procedure could be made safer and more accessible by inducing sustained tolerance in the stem cell transplant recipient.

Recent Developments

Recently, the outbreak of the novel coronavirus, or COVID-19, around the world has adversely impacted global commercial activity and contributed to significant volatility in financial markets and disrupted normal business operations. The global impact of the outbreak has been rapidly evolving, and many countries have reacted by instituting quarantines and restrictions on travel, and many businesses and other institutions have temporarily closed or reduced work activities at their facilities. Such actions are creating disruption in global supply chains, and adversely impacting a number of industries, such as transportation, hospitality and entertainment. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the novel coronavirus. Nevertheless, the novel coronavirus presents material uncertainty and its disruption of the capital markets may have a material adverse impact on our ability to raise additional capital and may slow down the pace at which research and clinical trials may be conducted on our behalf.

Condensed Consolidated Results of Operations

Three Months Ended March 31, 2020 Compared with the Three Months Ended March 31, 2019

Research and Development

Research and development expense was $319,212 and $749,742 for the three months ended March 31, 2020 and 2019, respectively, a decrease of $430,530, or 57%, primarily related to the recognition of a milestone pursuant to an agreement with MD Anderson in the amount of approximately $473,000 during the three months ended March 31, 2019.

General and Administrative

General and administrative expense, which is associated with external consulting and professional fees, payroll and stock-based compensation expenses, was $414,120 and $421,290 for the three months ended March 31, 2020 and 2019, respectively, a decrease of $7,170, or 2%.

Change in Fair Value of Derivative Liabilities

The change in fair value of derivative liabilities for the three months ended March 31, 2020 and 2019 was a gain of $16,977 and $52,600, respectively, a decrease of $35,623 or 68%, due to the reduction in fair value of warrants and conversion options as a result of drawing closer to their expiration dates.

Interest Expense

Interest expense for the three months ended March 31, 2020 and 2019 was $87,649 and $77,607, respectively, an increase of $10,042, or 13%, due to an increase in notes payable outstanding.

Amortization of Debt Discount

Amortization of debt discount was $8,302 and $0 for the three months ended March 31, 2020 and 2019, respectively, which is associated with common stock, warrants and original issuance discounts issued in connection with notes payable.

Loss on Extinguishment of Debt

During the three months ended March 31, 2020, we recognized a loss on extinguishment of debt of $1,441 in connection with the repayment of a convertible note payable.

Loss on Exchange of Notes Payable for Series A Convertible Preferred Stock

During the three months ended March 31, 2019, we recognized a $262,470 loss on exchange of notes payable for Series A Convertible Preferred Stock. The loss recognized represents the value of the preferred shares in excess of the carrying value of the notes payable.

Liquidity and Going Concern

We measure our liquidity in a number of ways, including the following:

	March 31,	December 31,
	2020	2019
	(unaudited)

Cash	$16,522	$27,908
Working capital deficiency	$(6,257,870)	$(5,596,941)

During the three months ended March 31, 2020, the Company had not generated any revenues, had a net loss of approximately $814,000 and had used cash in operations of approximately $618,000. As of March 31, 2020, the Company had a working capital deficiency of approximately $6,258,000 and an accumulated deficit of approximately $21,960,000. Subsequent to March 31, 2020, the Company received proceeds of $100,000 through a non-interest-bearing advance. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within twelve months from the date these financial statements are issued.

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

During the three months ended March 31, 2020 and 2019, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the three months ended March 31, 2020 and 2019 in the amounts of approximately $618,000 and $405,000, respectively. The net cash used in operating activities for the three months ended March 31, 2020 was primarily due to cash used to fund a net loss of approximately $814,000, adjusted for net non-cash expenses in the aggregate amount of approximately $16,000, partially offset by $179,000 of net cash provided by changes in the levels of operating assets and liabilities. The net cash used in operating activities for the three months ended March 31, 2019 was primarily due to cash used to fund a net loss of approximately $1,459,000, adjusted for net non-cash expenses in the aggregate amount of approximately $243,000, partially offset by $810,000 of net cash provided by changes in the levels of operating assets and liabilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2020 and 2019 was $607,000 and $400,000, respectively. The net cash provided by financing activities during the three months ended March 31, 2020 was attributable to $575,000 of proceeds from the issuance of convertible notes payable and $100,000 of proceeds from the issuance of Series A preferred stock, offset by a $68,000 repayment of a convertible note payable. The net cash provided by financing activities during the three months ended March 31, 2019 was attributable to $325,000 of proceeds from the issuance of Series A preferred stock and $75,000 of proceeds received from cash advances.

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

In connection with the preparation of this Quarterly Report, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 30, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In January 2020, we issued a convertible note payable in the principal amount of $78,000 which contained an original issuance discount of $3,000. The note accrues interest at 12% per annum and matures on January 10, 2021. Any amount of principal or interest which is not paid at maturity shall accrue interest at 22% per annum. The note also includes certain prepayment penalties that provide for payments ranging from 115% to 140% of the then-outstanding principal and interest. The note is convertible at the option of the holder into common stock at 61% of the lowest trading price during the ten (10) consecutive trading days prior to the conversion date at any time during the period which is 180 days following the issuance date of the convertible note and ending on the later of (i) January 10, 2021 or (ii), in the event of default, the date of the payment of the default amount. We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) in connection with this transaction.

During January 2020, we sold 13,333 shares of Series A Convertible Preferred Stock to accredited investors at a price of $7.50 per share for gross proceeds of $100,000. We relied upon the exemption provided by Rule 506 and Section 4(2) of the Securities Act in connection with these transactions.

In February 2020, we issued five-year placement agent warrants to purchase 66,653 shares of common stock at $0.75 per share in satisfaction of accrued liabilities of $10,907. We relied upon the exemption provided by Section 4(2) of the Securities Act in connection with this transaction.

In March 2020, we issued an aggregate of 227,500 shares of common stock to three holders of convertible notes in the aggregate principal amount of $145,000 in consideration of their agreement to extend the maturity dates of the notes until February 15, 2021 and establish a conversion price floor of $0.75 per share. We relied upon the exemption provided by Section 4(2) of the Securities Act in connection with these transactions.

In March 2020, we issued 25,671 shares of common stock to a consultant in consideration of consulting services provided. We relied upon the exemption provided by Section 4(2) of the Securities Act in connection with this transaction.

Item 3. Defaults Upon Senior Securities.

As of March 31, 2020 and through the date of this filing, notes payable and convertible notes payable with face values totaling $1,888,000 were past due and are classified as current liabilities on the condensed consolidated balance sheet as of March 31, 2020. Such notes continue to accrue interest and all relevant penalties have been accrued as of March 31, 2020. Of such past due notes payable, a holder of a note with principal amount of $250,000 issued a notice of default. See Item 1 above for additional details. We are in negotiations with all holders to extend the maturity dates of such notes or to convert the principal and accrued interest into equity.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

31	Certification of principal executive and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of principal executive and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.49	Convertible Promissory Note dated January 10, 2020
10.50	Form of Placement Agent Warrant dated February 13, 2020

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CELL SOURCE, INC.

Dated: May 15, 2020	By:	/s/ Itamar Shimrat
		Name:	Itamar Shimrat
		Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

