Form 10-Q
period 2020-06-30
Cell Source, Inc.
filed 2020-08-14
CIK 1569340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 12, 2020, the registrant had 29,699,509 shares of $0.001 par value common stock outstanding.

CELL SOURCE, INC. AND SUBSIDIARY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(Unaudited)
Assets

Current Assets:
Cash	$1,113	$27,908
Prepaid expenses	46,557	57,196
Other current assets	34,623	29,679
Total Assets	$82,293	$114,783

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$445,806	$135,415
Accrued expenses	946,560	1,063,807
Accrued expenses - related parties	131,501	195,334
Accrued interest	526,881	426,516
Accrued interest - related parties	170,372	146,491
Accrued compensation	625,607	603,520
Advances payable	230,500	235,500
Advances payable - related party	100,000	100,000
Notes payable, net of debt discount of $0 and $1,292, as of June 30, 2020 and December 31, 2019, respectively	1,113,000	1,111,708
Notes payable - related parties	150,000	150,000
Convertible notes payable, net of debt discount of $177,917 and $1,467 as of June 30, 2020 and December 31, 2019, respectively	1,945,083	966,533
Convertible notes payable - related parties	225,000	225,000
Derivative liabilities	-	351,900
Total Current Liabilities	6,610,310	5,711,724
Convertible notes payable - non-current portion	-	145,000
Total Liabilities	6,610,310	5,856,724

Commitments and contingencies (Note 9)	-	-

Stockholders' Deficiency:

Convertible Preferred Stock, $0.001 par value, 10,000,000 shares authorized; Series A Convertible Preferred Stock, 1,335,000 shares designated, 1,261,749 and 1,245,083 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively; liquidation preference of $9,463,118 and $9,349,969 as of June 30, 2020 and December 31, 2019, respectively	1,261	1,245
Common Stock, $0.001 par value, 200,000,000 shares authorized; 29,699,509 and 27,076,762 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	29,699	27,077
Additional paid-in capital	16,565,286	15,375,565
Accumulated deficit	(23,124,263)	(21,145,828)
Total Stockholders' Deficiency	(6,528,017)	(5,741,941)

Total Liabilities and Stockholders' Deficiency	$82,293	$114,783

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Operating Expenses:
Research and development	$159,926	$385,770	$417,471	$1,110,512
Research and development - related party	50,000	25,000	111,667	50,000
General and administrative	693,405	297,936	1,107,525	686,049
Total Operating Expenses	903,331	708,706	1,636,663	1,846,561

Loss From Operations	(903,331)	(708,706)	(1,636,663)	(1,846,561)

Other (Expense) Income:
Interest expense	(81,164)	(65,063)	(157,647)	(150,424)
Interest expense - related parties	(12,715)	(12,610)	(23,881)	(38,033)
Amortization of debt discount	(36,228)	(6,529)	(44,530)	(6,529)
Change in fair value of derivative liabilities	-	32,400	16,977	85,000
Warrant modification expense	-	(229,400)	-	(229,400)
Loss on exchange of notes payable for Series A Convertible Preferred Stock	-	-	-	(262,470)
Loss on extinguishment of debt	(131,250)	(1,504)	(132,691)	(1,504)
Gain on forgiveness of accrued expenses	-	38,427	-	38,427
Total Other Expense	(261,357)	(244,279)	(341,772)	(564,933)

Net Loss	(1,164,688)	(952,985)	(1,978,435)	(2,411,494)
Dividend attributable to Series A preferred stockholders	(211,885)	(188,973)	(423,190)	(337,008)
Net Loss Applicable to Common Stockholders	$(1,376,573)	$(1,141,958)	$(2,401,625)	$(2,748,502)

Net Loss Per Common Share - Basic and Diluted	$(0.05)	$(0.04)	$(0.08)	$(0.10)

Weighted Average Common Shares Outstanding - Basic and Diluted	30,020,692	28,139,110	29,570,645	28,130,327

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30, 2020
	Convertible Preferred
	Stock - Series A		Common Stock		Additional		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders' Deficiency

Balance, January 1, 2020	1,245,083	$1,245	27,076,762	$27,077	$15,375,565	$(21,145,828)	$(5,741,941)

Issuance of Series A Convertible Preferred Stock for cash	13,333	13	-	-	99,987	-	100,000

Series A Convertible Preferred Stock dividends:
Accrual of earned dividends	-	-	-	-	(211,305)	-	(211,305)

Issuance of common stock in connection with extension of notes payable	-	-	227,500	227	56,648	-	56,875

Reclassification of derivative liabilities to equity	-	-	-	-	345,830	-	345,830

Stock-based compensation:
Common stock	-	-	25,671	26	6,392	-	6,418

Net loss	-	-	-	-	-	(813,747)	(813,747)

Balance, March 31, 2020	1,258,416	1,258	27,329,933	27,330	15,673,117	(21,959,575)	(6,257,870)

Issuance of Series A Convertible Preferred Stock for cash	3,333	3	-	-	24,997	-	25,000

Issuance of common stock in connection with extension of notes payable	-	-	525,000	525	130,725	-	131,250

Issuance of warrants in connection with issuance of notes payable	-	-	-	-	161,256	-	161,256

Issuance of warrants in connection with issuance of advance payable	-	-	-	-	24,386	-	24,386

Series A Convertible Preferred Stock dividends:
Accrual of earned dividends	-	-	-	-	(211,885)	-	(211,885)
Payment of dividends in kind	-	-	574,576	574	430,331	-	430,905

Stock-based compensation:
Common stock	-	-	1,270,000	1,270	316,230	-	317,500
Warrants	-	-	-	-	16,129	-	16,129

Net loss	-	-	-	-	-	(1,164,688)	(1,164,688)

Balance, June 30, 2020	1,261,749	$1,261	29,699,509	$29,699	$16,565,286	$(23,124,263)	$(6,528,017)

	FOR THE SIX MONTHS ENDED JUNE 30, 2019
	Convertible Preferred
	Stock - Series A		Common Stock		Additional		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders' Deficiency

Balance, January 1, 2019	860,291	$860	26,077,611	$26,078	$11,723,224	$(16,670,333)	$(4,920,171)

Issuance of Series A Convertible Preferred Stock for cash	43,331	43	-	-	324,957	-	325,000

Issuance of Series A Convertible Preferred Stock in exchange for notes payable	145,367	145	-	-	1,090,109	-	1,090,254

Series A Convertible Preferred Stock dividends:
Accrual of earned dividends	-	-	-	-	(148,035)	-	(148,035)

Net loss	-	-	-	-	-	(1,458,509)	(1,458,509)

Balance, March 31, 2019	1,048,989	1,048	26,077,611	26,078	12,990,255	(18,128,842)	(5,111,461)

Issuance of Series A Convertible Preferred Stock for cash	106,437	107	-	-	798,162	-	798,269

Series A Convertible Preferred Stock dividends:
Accrual of earned dividends	-	-	-	-	(188,973)	-	(188,973)
Payment of dividends in kind	-	-	401,860	401	300,978	-	301,379

Net loss	-	-	-	-	-	(952,985)	(952,985)

Balance, June 30, 2019	1,155,426	$1,155	26,479,471	$26,479	$13,900,422	$(19,081,827)	$(5,153,771)

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Six Months Ended June 30,
	2020	2019

Cash Flows From Operating Activities:
Net loss	$(1,978,435)	$(2,411,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	(16,977)	(85,000)
Warrant modification expense	-	229,400
Amortization of debt discount	44,530	6,529
Loss on exchange of notes payable for preferred shares	-	262,470
Loss on extinguishment of debt	132,691	1,504
Gain on forgiveness of accrued expenses	-	(38,427)
Non-cash interest expense - warrants	18,668	54,378
Stock-based compensation:
Warrants	16,025	3,739
Common stock	321,397	-
Changes in operating assets and liabilities:
Prepaid expenses	10,639	16,759
Other current assets	(4,944)	(21,459)
Accounts payable	310,391	15,882
Accrued expenses	(142,426)	605,897
Accrued expenses - related parties	(63,833)	-
Accrued interest	149,397	132,780
Accrued interest - related parties	13,463	1,130
Accrued compensation	35,619	39,787
Net Cash Used In Operating Activities	(1,153,795)	(1,186,126)

Cash Flows From Financing Activities:
Proceeds from advances payable	100,000	75,000
Proceeds from issuance of notes payable	100,000	70,000
Proceeds from issuance of convertible notes payable	1,075,000	100,000
Proceeds from issuance of Series A Preferred Stock	125,000	1,123,269
Repayment of notes payable	(100,000)	(70,000)
Repayment of convertible notes payable	(68,000)	(103,000)
Repayment of advances payable	(105,000)	-
Net Cash Provided By Financing Activities	1,127,000	1,195,269

Net (Decrease) Increase In Cash	(26,795)	9,143

Cash - Beginning of Period	27,908	18,934

Cash - End of Period	$1,113	$28,077

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Original issue discount in connection with convertible note payable	$3,000	$3,000
Common stock issued in connection with payment of Series A Convertible Preferred Stock dividends in-kind	$430,905	$301,379
Preferred stock issued in exchange for notes and advances payable	$-	$1,090,254
Accrual of earned preferred stock dividends	$(423,190)	$(337,008)
Reclassification of derivative liabilities to equity	$345,830	$-
Issuance of placement agent warrants	$10,907	$-
Issuance of common stock as debt discount in connection with extension of notes payable	$188,125	$-
Repayment of convertible note payable and accrued interest by third party	$100,896	$133,488
Warrants and conversion options issued in connection with issuance and extension of notes payable	$161,256	$7,400
Warrants issued in connection with issuance of advance payable	$24,386	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Business Organization, Nature of Operations and Basis of Presentation

Organization and Operations

Cell Source, Inc. (“Cell Source”, “CSI” or the “Company”) is a Nevada corporation formed on June 6, 2012 that is the parent company of Cell Source Limited (“CSL”), a wholly owned subsidiary which was founded in Israel in 2011 in order to commercialize a suite of inventions relating to certain cancer treatments. The Company is a biotechnology company focused on developing cell therapy treatments based on the management of immune tolerance. The Company’s lead prospective product is its patented Veto Cell immune system management technology, which is an immune tolerance biotechnology that enables the selective blocking of immune responses. CSL’s Veto Cell immune system management technology is based on technologies patented, owned, and licensed to CSL by Yeda Research and Development Company Limited, an Israeli corporation ("Yeda") (see Note 8, Related Party Transactions). The Company’s target indications include: lymphoma, leukemia and multiple myeloma through the facilitation of safer and more accessible stem cell (e.g. bone marrow) transplantation acceptance, treatment of end stage kidney disease and other non-malignant organ diseases through improved organ transplantation (broadened donor pool, reduced dependence on post-transplant anti-rejection therapy), and ultimately treating a variety of cancers and non-malignant diseases.

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel strain of coronavirus (“COVID-19”) as a pandemic which continues to spread throughout the United States. The Company is closely monitoring the outbreak of COVID-19 and its impact on the Company’s operations, financial position, cash flows and its industry in general. The Company considered the impact of COVID-19 on its business and operational assumptions and estimates, and determined there were no material adverse impacts on the Company’s results of operations and financial position at June 30, 2020.

The full extent of COVID-19 future impacts on the Company’s operations and financial condition is uncertain. A prolonged COVID-19 outbreak could have a material adverse impact on the Company’s results of operations, financial condition and liquidity, including the timing and ability of the Company to initiate and/or complete current and/or future preclinical studies and/or clinical trials, disrupt the Company’s regulatory activities, and/or have other adverse effects on the Company’s clinical development. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial position of the Company as of June 30, 2020 and the condensed consolidated results of its operations and cash flows for the six months ended June 30, 2020 and 2019. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the operating results for the full year ending December 31, 2020 or any other period. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2019 and for the year then ended which were included in the Company's Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on March 30, 2020.

Note 2 - Going Concern and Management Plans

During the six months ended June 30, 2020, the Company had not generated any revenues, had a net loss of approximately $1,978,000 and had used cash in operations of approximately $1,154,000. As of June 30, 2020, the Company had a working capital deficiency of approximately $6,528,000 and an accumulated deficit of approximately $23,124,000. Subsequent to June 30, 2020 and as more fully described in Note 10, Subsequent Events, the Company received proceeds of $603,355 through the sale of 80,466 shares of Series A Convertible Preferred Stock at $7.50 per share and net proceeds of $497,500 through the issuance of a convertible note payable in the principal amount of $555,556. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within twelve months from the date these financial statements are issued.

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

Loss Per Share

The Company computes basic net loss per share by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share includes the dilution that would occur upon the exercise or conversion of all dilutive securities into common stock using the “treasury stock” and/or “if converted” methods, as applicable. Weighted average shares outstanding for the three and six months ended June 30, 2020 and 2019 includes the weighted average impact of warrants to purchase an aggregate of 2,043,835 shares of common stock because their exercise price was determined to be nominal.

The common stock equivalents associated with the following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	June 30,
	2020	2019

Options	3,782,004	-
Warrants	5,744,477	6,409,157
Convertible notes	3,258,424	1,073,921
Convertible preferred stock	12,617,490	11,554,260
Total	25,402,395	19,037,338

Convertible notes are assumed to be converted at the rate of $0.75 per common share, which is the conversion price. However, such conversion rates are subject to adjustment under certain circumstances, which may result in the issuance of common shares greater than the amount indicated.

Reclassifications

Certain prior period amounts have been reclassified in order to conform to the fiscal 2020 presentation, including certain accrued liabilities that have been reclassified from accrued compensation to accrued interest as well as certain operating expenses that have been reclassified to other expenses. These reclassifications have no impact on the previously reported net loss.

Note 4 - Fair Value

During the six months ended June 30, 2020, in connection with the extension of certain convertible notes payable that previously contained a variable conversion price with no floor and, a result, triggered sequencing, the parties agreed to amend the conversion terms such that a conversion price floor of $0.75 per share was established. As a result, the Company had no remaining outstanding instruments with a variable conversion price with no floor and, accordingly, the Company reclassified derivative liabilities with an aggregate fair value of $345,830 to additional paid-in capital. See Note 6, Notes Payable and Convertible Notes Payable for additional details.

The following table summarizes the Company’s instruments recorded at fair value as of June 30, 2020 and December 31, 2019:

		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Accrued compensation - common stock	$37,500	$-	$-	$37,500
Accrued compensation - warrants	6,920	-	-	6,920
Accrued interest - warrants	74,598	-	-	74,598
Accrued interest - warrants - related party	138,317	-	-	138,317

Balance - June 30, 2020	$257,335	$-	$-	$257,335

Accrued compensation - common stock	$40,021	$-	$-	$40,021
Accrued compensation - warrants	17,931	-	-	17,931
Accrued interest - warrants	57,343	-	-	57,343
Accrued interest - warrants - related party	115,932	-	-	115,932
Derivative liabilities	351,900	-	-	351,900

Balance - December 31, 2019	$583,127	$-	$-	$583,127

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. As of June 30, 2020, the Company’s Level 3 liabilities shown in the above table consist of accrued obligations to issue warrants and common stock. As of December 31, 2019, the Company’s Level 3 liabilities shown in the above table consist of sequenced warrants with no price floor as the Company was unable to determine that it had sufficient authorized common stock to settle such arrangements, warrants deemed to be derivative liabilities according to the Company’s sequencing policy in accordance with ASC 815-40-35-12, the embedded conversion options within its convertible notes payable and an accrued obligation to issue warrants and common stock.

In applying the Black-Scholes option pricing model utilized in the valuation of Level 3 liabilities, the Company used the following approximate assumptions:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Risk-free interest rate	0.24% - 0.29%	1.17% - 2.18%	0.24% - 1.55%	1.17% - 2.44%
Expected term (years)	4.00 - 5.00	0.05 - 5.00	0.52 - 5.00	0.02 - 5.00
Expected volatility	110%	110%	110%	110%
Expected dividends	0.00%	0.00%	0.00%	0.00%

The expected term used is the contractual life of the instrument being valued. Since the Company’s stock does not have significant trading volume, the Company is utilizing an expected volatility based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all Level 3 liabilities measured at fair value on a recurring basis using unobservable inputs during the six months ended June 30, 2020:

	Accrued	Accrued	Derivative
	Interest	Compensation	Liability	Total

Balance - December 31, 2019	$173,275	$57,952	$351,900	$583,127

Accrued compensation - common stock	-	8,897	-	8,897
Accrued interest - common stock	56,875	-	-	56,875
Accrued interest - warrants	17,600	-	-	17,600
Accrued interest - warrants - related party	23,270	-	-	23,270
Change in fair value	(1,230)	(134)	(16,977)	(18,341)
Issuance of warrants	-	(10,877)	10,907	30
Issuance of common stock	(56,875)	(11,418)	-	(68,293)
Reclassification of derivative liabilities to equity	-	-	(345,830)	(345,830)

Balance - June 30, 2020	$212,915	$44,420	$-	$257,335

As of June 30, 2020, the Company had an obligation to issue 150,000 shares of common stock to service providers that had a fair value of $37,500, which was a component of accrued compensation on the condensed consolidated balance sheet. See Note 7, Stockholders’ Deficiency – Stock Warrants for additional details associated with the issuance of warrants.

Note 5 – Advances Payable

On May 6, 2020, the Company received proceeds of $100,000 through an advance. In connection with the advance, the Company issued a five-year immediately vested warrant to purchase 200,000 shares of common stock at $0.75 per share. The warrant had an issuance date relative fair value of $24,386, which was recorded as interest expense on the condensed consolidated statement of operations. On June 1, 2020, the Company repaid the advance in full.

On June 18, 2020, the Company paid $5,000 in partial repayment of an outstanding advance.

Note 6 – Notes Payable and Convertible Notes Payable

As of June 30, 2020 and through the date of this filing, notes payable with principal amounts totaling $1,538,000 were past due and are classified as current liabilities on the condensed consolidated balance sheet as of June 30, 2020. Such notes continue to accrue interest and all relevant penalties have been accrued as of June 30, 2020. Of such past due notes payable, a holder of a note with principal amount of $250,000 issued a notice of default. See Note 9, Commitments and Contingencies – Litigation for additional details. The Company is in negotiations with all holders of notes payable to extend the maturity dates of such notes or to convert the principal and accrued interest into equity.

During the three months ended June 30, 2020 and 2019, the Company recorded interest expense of $93,879 and $77,673, respectively, and amortization of debt discount of $36,228 and $6,529, respectively. During the six months ended June 30, 2020 and 2019, the Company recorded interest expense of $181,528 and $188,457, respectively, and amortization of debt discount of $44,530 and $6,529, respectively. As of June 30, 2020 and December 31, 2019, the Company had $697,253 and $573,007, respectively, of accrued interest (including interest in the form of warrants (see Note 4)) and penalties related to notes payable, which is included with accrued interest and accrued interest – related parties on the condensed consolidated balance sheets.

Convertible Notes Payable

On January 3, 2020, a third party repaid a convertible note in full on behalf of the Company, which payment included a prepayment penalty for an aggregate total payment of $100,896 (principal and interest of $68,000 and $32,896, respectively), which was fully repaid by the Company as of June 30, 2020. The Company determined the transaction was a note extinguishment and recorded a loss on extinguishment of $1,441 in the condensed consolidated statements of operations.

On January 10, 2020, the Company issued a convertible note payable in the principal amount of $78,000. The note accrues interest at 12% per annum and matures on January 10, 2021. Any amount of principal or interest which is not paid at maturity shall accrue interest at 22% per annum. The note also includes certain prepayment penalties that provide for payments ranging from 115% to 140% of the then-outstanding principal and interest. The note is convertible at the option of the holder into common stock at 61% of the lowest trading price during the ten (10) consecutive trading days prior to the conversion date at any time during the period which is 180 days following the issuance date of the convertible note and ending on the later of (i) January 10, 2021 or (ii), in the event of default, the date of the payment of the default amount. The convertible note contained an original issuance discount of $3,000 which was recorded as a debt discount and will be amortized over the term of the note. See Note 10, Subsequent Events, additional details associated with the repayment of this convertible note.

On various dates from February 20, 2020 through February 24, 2020, the maturity dates of three convertible notes in the aggregate principal amount of $145,000 were extended to February 15, 2021. The notes had previous maturity dates ranging from January 2017 to February 2018. In connection with these extensions, the parties agreed that (i) the Company would issue an aggregate of 227,500 shares of common stock to the holders with a fair value of $56,875 and (ii) a conversion price floor of $0.75 per share would be established. The fair value of the common stock was setup as a debt discount and will be amortized over the amended term of the notes. On March 31, 2020, the Company issued the shares of common stock.

On March 2, 2020, the Company received further proceeds of $500,000 through a previously issued convertible note dated October 28, 2019 in the principal amount of up to $1,500,000, such that the Company had now received aggregate proceeds of $1,000,000 under the convertible note.

On June 18, 2020, the Company received further proceeds of $500,000 through a previously issued convertible note dated October 28, 2019 in the principal amount of up to $1,500,000, such that the Company had now received aggregate proceeds of $1,500,000 under the convertible note. The convertible note has a maturity date of October 31, 2020. In connection with the receipt of these proceeds, the Company issued a five-year immediately vested warrant for the purchase of 1,200,000 shares of common stock at an exercise price of $1.25 per share. The warrant had an issuance date relative fair value of $153,790, which was recorded as a debt discount and will amortized over the term of the note.

Notes Payable

On April 15, 2020, the maturity dates of two promissory notes in the aggregate principal amount of $350,000 were extended to April 15, 2021. In connection with these extensions, the Company issued an aggregate of 525,000 shares of common stock to the holders with a fair value of $131,250. The Company determined the extensions were note extinguishments and recorded a loss on extinguishment of $131,250 in the condensed consolidated statements of operations during the three months ended June 30, 2020.

On June 3, 2020, the Company issued a note payable in the principal amount of $100,000. The note does not accrue interest and matures on December 3, 2020. The note was repaid in full by the Company on June 18, 2020. In connection with the note issuance, the Company issued a five-year immediately vested warrant to purchase 50,000 shares of common stock at an exercise price of $0.75 per share. The warrant had an issuance date relative fair value of $7,466, which was recorded as a debt discount and was to be amortized over the term of the note, however, was recognized during the three months ended June 30, 2020 as a result of the repayment of the note. See Note 10, Subsequent Events, additional details associated with the repayment of this note.

Note 7 – Stockholders’ Deficiency

Series A Convertible Preferred Stock

On January 29, 2020, the Board of Directors extended the expiration date of the Private Placement Memorandum (“PPM”) to March 31, 2020 and has authorized two sixty-day extensions beyond that date at management's discretion, under which the Company continues to raise up to $10,000,000 via the sale of up to 1,333,333 shares of Series A Convertible Preferred Stock at $7.50 per share. On March 25, 2020, the Board of Directors extended the expiration date of the PPM to May 30, 2020. On May 27, 2020, the Board of Directors extended the expiration date of the PPM to July 29, 2020.

During the six months ended June 30, 2020, the Company received aggregate proceeds of $125,000 through the sale of 16,666 shares of Series A Convertible Preferred Stock at $7.50 per share.

During the three and six months ended June 30, 2020, the Company accrued and recorded cumulative Series A Convertible Preferred Stock dividends of $211,885 and $423,190, respectively, with an increase in liabilities and a corresponding decrease in additional paid-in capital. During the three and six months ended June 30, 2019, the Company accrued and recorded cumulative Series A Convertible Preferred Stock dividends of $188,973 and $337,008, respectively, with an increase in liabilities and a corresponding decrease in additional paid-in capital.

During the three months ended June 30, 2020, the Company issued 574,576 shares of common stock valued at $0.75 per share for aggregate value of $430,905, pursuant to the terms of the Series A Convertible Preferred Stock Certificate of Designation, in connection with the partial payment of accrued dividends for Series A Convertible Preferred Stock.

Common Stock

On March 31, 2020, the Company issued 25,671 shares of immediately vested common stock with a fair value of $6,418 to a service provider in connection with consulting services provided.

During the three months ended June 30, 2020, the Company issued an aggregate of 1,270,000 shares of common stock with an issuance date fair value of $317,500 to service providers in connection with consulting services provided. In connection with the issuances, the Company expects to recognize the fair value of the warrants over the service period, such that it recognized stock-based compensation expense of $305,000 during the three and six months ended June 30, 2020, which amount was included within general and administrative expenses on the condensed consolidated statements of operations

See Note 6, Notes Payable and Convertible Notes Payable for additional details associated with the issuance of common stock.

Stock Warrants

On February 13, 2020, the Company issued five-year placement agent warrants to purchase 66,653 shares of common stock at an exercise price of $0.75 per share in satisfaction of accrued liabilities of $10,907 that were earned in connection with the sale of Series A Convertible Preferred Stock during the year ended December 31, 2019.

On May 20, 2020, the Company issued a five-year warrant to purchase 100,000 shares of common stock at an exercise price of $0.75 per share to a service provider in connection with consulting services provided. The warrant had an issuance date fair value of $16,129, which was recognized immediately. In connection with the issuance, the Company expects to recognize the fair value of the warrants over the service period, such that it recognized stock-based compensation expense of $4,322 during the three and six months ended June 30, 2020, which amount was included within general and administrative expenses on the condensed consolidated statements of operations.

See Note 5, Advances Payable and Note 6, Notes Payable and Convertible Notes Payable for additional details associated with the issuance of stock warrants.

Stock-Based Compensation

During the three and six months ended June 30, 2020, the Company recognized stock-based compensation expense of $332,894 and $337,422, respectively, related to common stock and warrants, which amounts were included within general and administrative expenses on the condensed consolidated statements of operations. During the three and six months ended June 30, 2019, the Company recognized stock-based compensation expense of $3,748 and $3,739, respectively, related to warrants, which amounts were included within general and administrative expenses on the condensed consolidated statements of operations. As of June 30, 2020, there was $24,307 of unrecognized stock-based compensation expense which the Company expects to recognize over a weighted average period of 0.3 years.

Note 8 – Related Party Transactions

In 2011, the Company entered into a Research and License Agreement with Yeda for Veto Cell technology. As Yeda is a founder and a significant shareholder of the Company, it is a related party. During the three months ended June 30, 2020 and 2019, the Company recorded research and development expense of $50,000 and $25,000, respectively, and during the six months ended June 30, 2020 and 2019, the Company recorded research and development expense of $75,000 and $50,000, respectively, in connection with the agreement with Yeda.

As of June 30, 2020 and December 31, 2019, the Company was required to issue warrants to purchase an aggregate of 906,500 and 756,500, respectively, shares of common stock at an exercise price of $0.75 per share to directors of the Company in connection with loans made to the Company in the aggregate amount of $459,000 which required certain penalties in the form of warrants. As a result, the Company had accrued $138,317 and $115,932 associated with the fair value of the obligations as of June 30, 2020 and December 31, 2019, respectively, which amount is included in accrued interest – related parties on the condensed consolidated balance sheets.

Note 9 – Commitments and Contingencies

MD Anderson Sponsored Research Agreements

The Company recognized $124,926 and $362,471 of research and development expenses during the three and six months ended June 30, 2020, respectively, associated with services provided by The University of Texas M.D. Anderson Cancer Center (“MD Anderson”) in the periods, under the two agreements with MD Anderson dated November 2019 and February 2019, respectively. The Company recognized $297,015 and $981,270 of research and development expenses during the three and six months ended June 30, 2019, respectively, associated with services provided by MD Anderson in those periods. As of June 30, 2020 and December 31, 2019, the Company had $350,165 and $382,398, respectively, of accrued research and development expenses pursuant to the agreements with MD Anderson, which are included within accrued expenses on the condensed consolidated balance sheets.

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

Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed. There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows. As of June 30, 2020 and December 31, 2019, the Company has not accrued any amounts for contingencies.

Note 10 – Subsequent Events

The Company has evaluated events that have occurred after the balance sheet and through the date the financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed below.

Series A Convertible Preferred Stock

Subsequent to June 30, 2020, the Company received proceeds of $603,355 through the sale of 80,446 shares of Series A Convertible Preferred Stock at $7.50 per share, such that the Company’s PPM was now fully subscribed.

Convertible Notes Payable

On July 6, 2020, the Company repaid a convertible note in full, which payment included a prepayment penalty, for an aggregate total payment of $115,483 (principal and interest of $78,000 and $37,483, respectively). See Note 6, Notes Payable and Convertible Notes Payable – Convertible Notes Payable for additional details associated with the repayment of this convertible note.

On July 29, 2020, the Company issued a convertible note payable in the principal amount of $555,556 for net proceeds of $497,500 (gross proceeds of $500,000 less $2,500 of issuance costs) which matures on January 29, 2021. The note accrues interest at 13% per annum and is convertible into common stock at the lower of (i) a conversion price of $0.75 per share (the “Fixed Conversion Price”) or (ii) in the event of a default, as defined in the note, a conversion price of 65% of the lowest volume weighted average price for the ten consecutive trading days ending on the trading day that is immediately prior to the applicable conversion date (the “Default Conversion Price”). The Default Conversion Price shall not apply before March 29, 2021. So long as the convertible note is outstanding, upon any issuance by the Company of any equity at an effective price lower than the conversion price (the “Base Conversion Price”), then the conversion price shall be reduced to equal such Base Conversion Price. In connection to the issuance of the convertible note payable, the Company issued a five-year immediately vested warrant to purchase 146,199 shares of common stock at an exercise price of $0.95 per share, which may be exercised on a cashless basis.

Notes Payable

On July 29, 2020, the Company fully repaid the principal of a promissory note in the amount of $100,000. See Note 6, Notes Payable and Convertible Notes Payable – Notes Payable for additional details associated with the repayment of this note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the condensed consolidated results of operations and financial condition of Cell Source, Inc. ("CSI", “Cell Source”,  the “Company”, “us,” “we,” “our,”) as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2020.

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

Overview

We are a cell therapy company focused on immunotherapy. Since our inception, we have been involved with the development of proprietary immune system management technology licensed from Yeda Research & Development Company Limited (“Yeda”), the commercial arm of the Weizmann Institute of Science. We have recently shifted the focus of our Research and Development efforts to MD Anderson.

This technology addresses one of the most fundamental challenges within human immunology: how to tune the immune response such that it tolerates selected desirable foreign cells or tissue, but continues to attack all other (undesirable) targets. In simpler terms, a number of potentially life-saving treatments have limited effectiveness today because the patient’s immune system rejects them. For example, while HSCT - hematopoietic stem cell transplantation (e.g. bone marrow transplantation) has become a preferred therapeutic approach for treating blood cell cancer, most patients do not have a matched family donor. Although matched unrelated donors and cord blood can each provide an option for such patients, haploidentical stem cell transplants (sourced from partially mismatched family members) are rapidly gaining favor as a treatment of choice. This is still a risky and difficult procedure primarily because of potential conflicts between host and donor immune systems and also due to viral infections that often follow even successful HSCT while the compromised new immune system works to reconstitute itself by using the transplanted stem cells. Today, rejection is partially overcome using aggressive immune suppression treatments that leave the patient exposed to many dangers by compromising their immune system.

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

COVID-19

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

Convertible Notes Payable

On June 18, 2020, the Company received proceeds of $500,000 through a previously issued convertible note dated October 28, 2019 in the principal amount of $1,500,000, such that the Company had now received aggregate proceeds of $1,500,000 under the convertible note. The convertible note has a maturity date of October 31, 2020. In connection with the receipt of these proceeds, the Company issued a five-year immediately vested warrant for the purchase of 1,200,000 shares of common stock at an exercise price of $1.25 per share.

On July 29, 2020, the Company issued a convertible note payable in the principal amount of $555,556 for net proceeds of $497,500 (gross proceeds of $500,000 less $2,500 of issuance costs) which matures on January 29, 2021. The note accrues interest at 13% per annum and is convertible into common stock at the lower of (i) a conversion price of $0.75 per share (the “Fixed Conversion Price”) or (ii) in the event of a default, as defined in the note, a conversion price of 65% of the lowest volume weighted average price for the ten consecutive trading days ending on the trading day that is immediately prior to the applicable conversion date (the “Default Conversion Price”). The Default Conversion Price shall not apply before March 29, 2021. So long as the convertible note is outstanding, upon any issuance by the Company of any equity at an effective price lower than the conversion price (the “Base Conversion Price”), then the conversion price shall be reduced to equal such Base Conversion Price. In connection to the issuance of the convertible note payable, the Company issued a five-year immediately vested warrant to purchase 146,199 shares of common stock at an exercise price of $0.95 per share, which may be exercised on a cashless basis.

Condensed Consolidated Results of Operations

Three Months Ended June 30, 2020 Compared with the Three Months Ended June 30, 2019

Research and Development

Research and development expense was $209,926 and $410,770 for the three months ended June 30, 2020 and 2019, respectively, a decrease of $200,844, or 49%, primarily related to the recognition of expense in connection with a milestone payment to MD Anderson in the amount of approximately $172,000 associated with validation runs and depletions performed during the three months ended June 30, 2019.

General and Administrative

General and administrative expense, which is associated with external consulting and professional fees, payroll and stock-based compensation expenses, was $693,405 and $297,936 for the three months ended June 30, 2020 and 2019, respectively, an increase of $395,469, or 133%, primarily related to increases in the 2020 period of approximately $304,000 in non-cash stock-based compensation expenses, approximately $36,000 of legal fees, approximately $21,000 of consulting and marketing fees and approximately $16,000 of insurance expenses.

Change in Fair Value of Derivative Liabilities

The change in fair value of derivative liabilities for the three months ended June 30, 2019, was a gain of $32,400, primarily due to the warrants and conversion options, which were deemed to be derivative liabilities, either drawing closer to their expiration dates or were no longer outstanding. There was no change in fair value of derivative liabilities during the three months ended June 30, 2020 as a result of the reclassification of our derivative liabilities to additional paid-in capital during the first quarter of 2020.

Interest Expense

Interest expense for the three months ended June 30, 2020 and 2019 was $93,879 and $77,673, respectively, an increase of $16,206, or 21%, primarily as a result of increases in notes payable outstanding during the 2020 period.

Amortization of Debt Discount

Amortization of debt discount was $36,228 and $6,529 for the three months ended June 30, 2020 and 2019, respectively, which is associated with warrants and original issuance discounts issued in connection with notes payable.

Warrant Modification Expense

During the three months ended June 30, 2019, we recognized $229,400 of warrant modification expense related to the extension of the expiration date of a certain warrant.

Loss on Extinguishment of Debt

During the three months ended June 30, 2020 and 2019, we recognized $131,250 and $1,504 of loss on extinguishment of debt in connection with the extension and repayment of notes payable.

Gain on Forgiveness of Accrued Expenses

During the three months ended June 30, 2019, we recognized $38,427 of gain on forgiveness of accrued expenses. The gain recognized represents the forgiveness of accrued payroll expenses and director fees due by a former member of the Board of Directors.

Six Months Ended June 30, 2020 Compared with the Six Months Ended June 30, 2019

Research and Development

Research and development expense was $529,138 and $1,160,512 for the six months ended June 30, 2020 and 2019, respectively, a decrease of $631,374, or 54%, primarily related to the recognition of expense in connection with milestone payments to MD Anderson in the amount of approximately $618,000 associated with the initial upfront payment as well as with validation runs and depletions performed during the six months ended June 30, 2019.

General and Administrative

General and administrative expense was $1,107,525 and $686,049 for the six months ended June 30, 2020 and 2019, respectively, an increase of $421,476, or 61%, primarily related to increases in the 2020 period of approximately $309,000 in non-cash stock-based compensation expenses, approximately $62,000 of legal fees, approximately $41,000 of consulting and marketing fees and approximately $18,000 of insurance expenses.

Change in Fair Value of Derivative Liabilities

The change in fair value of derivative liabilities for the six months ended June 30, 2020 and 2019 was a gain of $16,977 and a gain of $85,000, respectively, primarily due to the warrants and conversion options, which are deemed to be derivative liabilities, either drawing closer to their expiration dates or were no longer outstanding.

Interest Expense

Interest expense for the six months ended June 30, 2020 and 2019 was $181,528 and $188,457, respectively, a decrease of $6,929, or 4%.

Amortization of Debt Discount

Amortization of debt discount was $44,530 and $6,529 for the six months ended June 30, 2020 and 2019, respectively, which is associated with warrants and conversion options issued in connection with notes payable.

Warrant Modification Expense

During the six months ended June 30, 2019, we recognized $229,400 of warrant modification expense on the extension of an expiration date of a certain warrant.

Loss on Exchange of Notes Payable for Series A Convertible Preferred Stock

During the six ended June 30, 2019, we recognized a loss on exchange of notes payable for Series A Convertible Preferred Stock of $262,470, which represents the value of the preferred shares in excess of the carrying value of notes payable.

Loss on Extinguishment of Debt

During the six months ended June 30, 2020 and 2019, we recognized $132,691 and $1,504, respectively, of loss on extinguishment of debt in connection with the extension and repayment of convertible notes payable.

Gain on Forgiveness of Accrued Expenses

During the six months ended June 30, 2019, we recognized $38,427 of gain on forgiveness of accrued expenses. The gain recognized represents the forgiveness of accrued payroll expenses and director fees due by a former member of the Board of Directors.

Liquidity and Going Concern

We measure our liquidity in a number of ways, including the following:

	June 30,	December 31,
	2020	2019
	(unaudited)

Cash	$1,113	$27,908
Working capital deficiency	$(6,528,017)	$(5,596,941)

During the six months ended June 30, 2020, we had not generated any revenues, had a net loss of approximately $1,978,000 and had used cash in operations of approximately $1,154,000. As of June 30, 2020, we had a working capital deficiency of approximately $6,528,000 and an accumulated deficit of approximately $23,124,000. Subsequent to June 30, 2020, we received proceeds of $603,355 through the sale of 80,446 shares of Series A Convertible Preferred Stock at $7.50 per share and net proceeds of $497,500 through the issuance of a convertible note payable in the principal amount of $555,556. These conditions raise substantial doubt about our ability to continue as a going concern within twelve months from the date these financial statements are issued.

We are currently funding its operations on a month-to-month basis. Our ability to continue our operations is dependent on the execution of management’s plans, which include the raising of capital through the debt and/or equity markets, until such time that funds provided by operations are sufficient to fund working capital requirements. We may need to incur additional liabilities with certain related parties to sustain our existence. If we were not to continue as a going concern, we would likely not be able to realize our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of our financial statements.

There can be no assurances that we will be successful in generating additional cash from equity or debt financings or other sources to be used for operations. Should we not be successful in obtaining the necessary financing to fund our operations, we would need to curtail certain or all operational activities and/or contemplate the sale of our assets, if necessary.

During the six months ended June 30, 2020 and 2019, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the six months ended June 30, 2020 and 2019 in the amounts of approximately $1,154,000 and $1,186,000, respectively. The net cash used in operating activities for the six months ended June 30, 2020 was primarily due to cash used to fund a net loss of approximately $1,978,000, adjusted for net non-cash expenses in the aggregate amount of approximately $516,000, partially offset by $308,000 of net cash provided by changes in the levels of operating assets and liabilities. The net cash used in operating activities for the six months ended June 30, 2019 was primarily due to cash used to fund a net loss of approximately $2,411,000, adjusted for net non-cash expenses in the aggregate amount of approximately $434,000, partially offset by approximately $791,000 of net cash provided by changes in the levels of operating assets and liabilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2020 and 2019 was approximately $1,127,000 and $1,195,000, respectively. The net cash provided by financing activities during the six months ended June 30, 2020 was attributable to $1,075,000 of proceeds from the issuance of convertible notes payable, $125,000 of proceeds from the issuance of Series A preferred stock, $100,000 of proceeds from the issuance of notes payable and $100,000 of proceeds from advances payable, offset by the repayment of a note payable in the amount of $100,000, $105,000 of repayments of advances payable and a $68,000 repayment of a convertible note payable. The net cash provided by financing activities during the six months ended June 30, 2019 was attributable to approximately $1,123,000 of proceeds received from the issuance of Series A preferred stock and $72,000 of net proceeds from debt financings.

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

In connection with the preparation of this Quarterly Report, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In April 2020, we issued 525,000 shares of common stock to holders of promissory notes in the aggregate principal amount of $350,000 in consideration of their agreement to extend the maturity dates of the notes until April 15, 2021. We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) in connection with this transaction.

In May 2020, we issued a five-year warrant to purchase 100,000 shares of common stock at an exercise price of $0.75 per share to a service provider in connection with consulting services provided.  We relied upon the exemption provided by Section 4(2) of the Securities Act in connection with this transaction.

In May 2020, we issued a five-year warrant to purchase 200,000 shares of common stock at an exercise price of $0.75 per share to a lender in connection with an advance of $100,000.  We relied upon the exemption provided by Section 4(2) of the Securities Act in connection with this transaction.

In June 2020, we received additional proceeds of $500,000 under a previously issued convertible note dated October 28, 2019 in the aggregate amount of $1,500,000.In connection with this transaction, we issued to the lender a five-year warrant to purchase 1,200,000 shares of common stock at an exercise price of $1.25 per share. We relied upon the exemption provided by Section 4(2) of the Securities Act in connection with this transaction.

In June 2020, we issued a five-year warrant to purchase 50,000 shares of common stock at an exercise price of $0.75 per share to a lender in connection with the issuance of a note payable in the principal amount of $100,000. We relied upon the exemption provided by Section 4(2) of the Securities Act in connection with this transaction.

During the three months ended June 30, 2020, we sold 3,333 shares of Series A Convertible Preferred Stock to accredited investors at a price of $7.50 per share for gross proceeds of approximately $25,000.  We relied upon the exemptions provided by Rule 506 and Section 4(2) of the Securities Act in connection with these transactions.

During the three months ended June 30, 2020, we issued an aggregate of 1,270,000 shares of common stock to service providers in consideration of consulting services provided. We relied upon the exemption provided by Section 4(2) of the Securities Act in connection with these transactions.

Subsequent to June 30, 2020, we received proceeds of $603,355 through the sale of 80,466 shares of Series A Convertible Preferred Stock at $7.50 per share, such that the Company’s PPM was now fully subscribed. We relied upon the exemptions provided by Rule 506 and Section 4(2) of the Securities Act in connection with these transactions.

During the three months ended June 30, 2020, we issued 574,576 shares of Common Stock to holders of our Series A Convertible Preferred Stock as payment of dividends on the Series A Convertible Preferred Stock. We relied upon the exemption provided by Section 4(2) in connection with this transaction.

In July 2020, we issued a convertible note payable in the principal amount of $555,556 for net proceeds of $497,500 (gross proceeds of $500,000 less $2,500 of issuance costs) which matures on January 29, 2021. The note accrues interest at 13% per annum and is convertible into common stock at the lower of (i) a conversion price of $0.75 per share (the “Fixed Conversion Price”) or (ii) in the event of a default, as defined in the note, a conversion price of 65% of the lowest volume weighted average price for the ten consecutive trading days ending on the trading day that is immediately prior to the applicable conversion date (the “Default Conversion Price”). The Default Conversion Price shall not apply before March 29, 2021. So long as the convertible note is outstanding, upon any issuance by our equity at an effective price lower than the conversion price (the “Base Conversion Price”), then the conversion price shall be reduced to equal such Base Conversion Price. In connection to the issuance of the convertible note payable, we issued a five-year immediately vested warrant to purchase 146,199 shares of common stock at an exercise price of $0.95 per share, which may be exercised on a cashless basis. We relied upon the exemption provided by Section 4(2) of the Securities Act in connection with this transaction.

Item 3. Defaults Upon Senior Securities.

As of June 30, 2020 and through the date of this filing, notes payable and convertible notes payable with face values totaling $1,538,000 were past due and are classified as current liabilities on the condensed consolidated balance sheet as of June 30, 2020. Such notes continue to accrue interest and all relevant penalties have been accrued as of June 30, 2020. Of such past due notes payable, a holder of a note with principal amount of $250,000 issued a notice of default. See Item 1 above for additional details. We are in negotiations with all holders to extend the maturity dates of such notes or to convert the principal and accrued interest into equity.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.51	Form of Securities Purchase Agreement between Cell Source, Inc. and the purchaser of 10% OID Convertible Promissory Note.

10.52	Form of 10% OID Convertible Promissory Note.

10.53	Form of Warrant issued to purchaser of 10% OID Convertible Promissory Note.

31	Certification of principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CELL SOURCE, INC.

Dated: August 14, 2020	By:	/s/ Itamar Shimrat
	Name:	Itamar Shimrat
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

