Form 10-Q
period 2020-09-30
Cell Source, Inc.
filed 2020-11-13
CIK 1569340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 9, 2020, the registrant had 31,960,419 shares of $0.001 par value common stock outstanding.

CELL SOURCE, INC. AND SUBSIDIARY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(Unaudited)
Assets

Current Assets:
Cash	$54,736	$27,908
Prepaid expenses	135,269	57,196
Other current assets	20,324	29,679
Total Assets	$210,329	$114,783

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$376,346	$135,415
Accrued expenses	1,037,866	1,051,961
Accrued expenses - related parties	148,737	195,334
Accrued interest	404,285	426,516
Accrued interest - related parties	183,199	146,491
Accrued compensation	642,401	603,520
Advances payable	225,500	235,500
Advances payable - related party	100,000	100,000
Notes payable, net of debt discount of $0 and $1,292,
as of September 30, 2020 and December 31, 2019, respectively	1,013,000	1,111,708
Notes payable - related parties	150,000	150,000
Convertible notes payable, net of debt discount of $108,451 and
$1,467 as of September 30, 2020 and December 31, 2019, respectively	2,492,105	966,533
Convertible notes payable - related parties	225,000	225,000
Derivative liabilities	-	351,900
Accrued dividend payable	230,321	11,846
Total Current Liabilities	7,228,760	5,711,724
Convertible notes payable - non-current portion	-	145,000
Total Liabilities	7,228,760	5,856,724

Commitments and contingencies (Note 9)	-	-

Stockholders' Deficiency:
Convertible Preferred Stock, $0.001 par value, 10,000,000 shares authorized; Series A Convertible Preferred Stock, 1,335,000 shares designated, 1,342,195 and 1,245,083 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively;
liquidation preference of $10,296,784 and $9,349,969 as of September 30, 2020 and December 31, 2019, respectively	1,342	1,245
Common Stock, $0.001 par value, 200,000,000 shares authorized;
29,965,043 and 27,076,762 shares issued and outstanding
as of September 30, 2020 and December 31, 2019, respectively	29,965	27,077
Additional paid-in capital	17,382,155	15,375,565
Accumulated deficit	(24,431,893)	(21,145,828)
Total Stockholders' Deficiency	(7,018,431)	(5,741,941)

Total Liabilities and Stockholders' Deficiency	$210,329	$114,783

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Operating Expenses:
Research and development	$257,546	$1,158,757	$675,017	$2,269,269
Research and development - related party	-	33,333	111,667	83,333
General and administrative	908,099	168,906	2,015,624	909,334
Total Operating Expenses	1,165,645	1,360,996	2,802,308	3,261,936

Loss From Operations	(1,165,645)	(1,360,996)	(2,802,308)	(3,261,936)

Other (Expense) Income:
Interest expense	(114,040)	(53,209)	(271,687)	(185,993)
Interest expense - related parties	(12,827)	(49,595)	(36,708)	(50,889)
Amortization of debt discount	(146,109)	(3,566)	(190,639)	(10,095)
Change in fair value of derivative liabilities	-	33,500	16,977	118,500
Warrant modification expense	-	(54,100)	-	(283,500)
Loss on exchange of notes payable for Series A Convertible Preferred Stock	-	-	-	(262,470)
Loss on extinguishment of notes payable	(1,511)	-	(134,202)	(1,504)
Gain on exchange of accrued interest for common stock	132,502	-	132,502	-
Gain on forgiveness of accrued expenses	-	-	-	38,427
Total Other Expense	(141,985)	(126,970)	(483,757)	(637,524)

Net Loss	(1,307,630)	(1,487,966)	(3,286,065)	(3,899,460)
Dividend attributable to Series A preferred stockholders	(226,191)	(197,911)	(649,381)	(534,919)
Net Loss Applicable to Common Stockholders	$(1,533,821)	$(1,685,877)	$(3,935,446)	$(4,434,379)

Net Loss Per Common Share - Basic and Diluted	$(0.05)	$(0.06)	$(0.13)	$(0.16)

Weighted Average Common Shares Outstanding -
Basic and Diluted	31,846,661	28,523,306	30,334,852	28,262,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
(Unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

	Convertible Preferred				Additional		Total
	Stock - Series A		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance, January 1, 2020	1,245,083	$1,245	27,076,762	$27,077	$15,375,565	$(21,145,828)	$(5,741,941)

Issuance of Series A Convertible
Preferred Stock for cash	13,333	13	-	-	99,987	-	100,000

Series A Convertible Preferred Stock dividends: Accrual of earned dividends	-	-	-	-	(211,305)	-	(211,305)

Issuance of common stock in connection
with extension of notes payable	-	-	227,500	227	56,648	-	56,875

Reclassification of derivative liabilities to
equity	-	-	-	-	345,830	-	345,830

Stock-based compensation:
Common stock	-	-	25,671	26	6,392	-	6,418

Net loss	-	-	-	-	-	(813,747)	(813,747)

Balance, March 31, 2020	1,258,416	$1,258	27,329,933	$27,330	$15,673,117	$(21,959,575)	$(6,257,870)

Issuance of Series A Convertible
Preferred Stock for cash	3,333	3	-	-	24,997	-	25,000

Issuance of common stock in connection
with extension of notes payable	-	-	525,000	525	130,725	-	131,250

Issuance of warrants in connection
with issuance of notes payable	-	-	-	-	161,256	-	161,256

Issuance of warrants in connection
with issuance of advance payable	-	-	-	-	24,386	-	24,386

Series A Convertible Preferred Stock dividends:
Accrual of earned dividends	-	-	-	-	(211,885)	-	(211,885)
Payment of dividends in kind	-	-	574,576	574	430,331	-	430,905

Stock-based compensation:
Common stock	-	-	1,270,000	1,270	316,230	-	317,500
Warrants	-	-	-	-	16,129	-	16,129

Net loss	-	-	-	-	-	(1,164,688)	(1,164,688)

Balance, June 30, 2020	1,261,749	$1,261	29,699,509	$29,699	$16,565,286	$(23,124,263)	$(6,528,017)

Issuance of Series A Convertible
Preferred Stock for cash	80,446	81	-	-	603,266	-	603,347

Issuance of common stock in exchange
of accrued interest	-	-	265,534	266	66,383	-	66,649

Issuance of warrants in connection
with issuance of notes payable	-	-	-	-	20,098	-	20,098

Series A Convertible Preferred Stock dividends: Accrual of earned dividends	-	-	-	-	(226,191)	-	(226,191)

Stock-based compensation:
Options	-	-	-	-	103,600	-	103,600
Warrants	-	-	-	-	249,713	-	249,713

Net loss	-	-	-	-	-	(1,307,630)	(1,307,630)

Balance, September 30, 2020	1,342,195	$1,342	29,965,043	$29,965	$17,382,155	$(24,431,893)	$(7,018,431)

The accompanying notes are an integral part of these condensed consolidated financial statements.

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

	Convertible Preferred				Additional		Total
	Stock - Series A		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance, January 1, 2019	860,291	$860	26,077,611	$26,078	$11,723,224	$(16,670,333)	$(4,920,171)

Issuance of Series A Convertible
Preferred Stock for cash	43,331	43	-	-	324,957	-	325,000

Issuance of Series A Convertible
Preferred Stock in exchange for
notes payable	145,367	145	-	-	1,090,109	-	1,090,254

Series A Convertible Preferred Stock dividends:
Accrual of earned dividends	-	-	-	-	(148,035)	-	(148,035)

Net loss	-	-	-	-	-	(1,458,509)	(1,458,509)

Balance, March 31, 2019	1,048,989	$1,048	26,077,611	$26,078	$12,990,255	$(18,128,842)	$(5,111,461)

Issuance of Series A Convertible
Preferred Stock for cash	106,437	107	-	-	798,162	-	798,269

Series A Convertible Preferred Stock dividends:
Accrual of earned dividends	-	-	-	-	(188,973)	-	(188,973)
Payment of dividends in kind	-	-	401,860	401	300,978	-	301,379

Net loss	-	-	-	-	-	(952,985)	(952,985)

Balance, June 30, 2019	1,155,426	$1,155	26,479,471	$26,479	$13,900,422	$(19,081,827)	$(5,153,771)

Issuance of Series A Convertible
Preferred Stock for cash	13,333	14	-	-	99,986	-	100,000

Series A Convertible Preferred Stock dividends:
Accrual of earned dividends	-	-	-	-	(197,911)	-	(197,911)

Stock-based compensation:
Options	-	-	-	-	825,100	-	825,100

Net loss	-	-	-	-	-	(1,487,966)	(1,487,966)

Balance, September 30, 2019	1,168,759	$1,169	26,479,471	$26,479	$14,627,597	$(20,569,793)	$(5,914,548)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Nine Months Ended September 30,
	2020	2019

Cash Flows From Operating Activities:
Net loss	$(3,286,065)	$(3,899,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	(16,977)	(118,500)
Warrant modification expense	-	283,500
Amortization of debt discount	190,639	10,095
Loss on exchange of notes payable for preferred shares	-	262,470
Loss on extinguishment of debt	134,202	1,504
Gain on forgiveness of accrued expenses	-	(38,427)
Gain on exchange of accrued interest for common stock	(132,502)	-
Non-cash interest expense - warrants	60,769	75,769
Stock-based compensation:
Warrants	263,476	3,684
Common stock	319,396	1,750
Options	103,600	825,100
Changes in operating assets and liabilities:
Prepaid expenses	(72,687)	(1,389)
Other current assets	9,355	(20,369)
Accounts payable	240,931	170,737
Accrued expenses	(46,990)	455,602
Accrued expenses - related parties	(46,597)	33,333
Accrued interest	207,889	159,127
Accrued interest - related parties	2,252	1,775
Accrued compensation	51,290	69,827
Net Cash Used In Operating Activities	(2,018,019)	(1,723,872)

Cash Flows From Financing Activities:
Proceeds from advances payable	100,000	275,500
Proceeds from issuance of notes payable	100,000	120,000
Proceeds from issuance of convertible notes payable [1]	1,572,500	165,000
Proceeds from issuance of Series A Preferred Stock	728,347	1,223,269
Repayment of notes payable	(200,000)	(70,000)
Repayment of convertible notes payable	(146,000)	-
Repayment of advances payable	(110,000)	-
Net Cash Provided By Financing Activities	2,044,847	1,713,769

Net Increase (Decrease) In Cash	26,828	(10,103)

Cash - Beginning of Period	27,908	18,934

Cash - End of Period	$54,736	$8,831

[1] The amount for the nine months ended September 30, 2020 includes gross proceeds of $1,575,000, less issuance costs of $2,500 deducted directly from the proceeds.

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Original issue discount in connection with convertible note payable	$58,556	$6,000

Common stock issued in connection with payment of Series A Convertible Preferred Stock dividends in-kind	$-	$301,379
Preferred stock issued in exchange for notes and advances payable	$-	$1,090,254
Accrual of earned preferred stock dividends	$(649,381)	$(534,919)
Reclassification of derivative liabilities to equity	$345,830	$-
Issuance of placement agent warrants	$10,907	$-
Issuance of common stock as debt discount in connection with extension of notes payable	$188,125	$-
Repayment of convertible note payable and accrued interest by third party	$100,896	$133,488
Warrants and conversion options issued in connection with issuance and extension of notes payable	$181,354	$15,600
Warrants issued in connection with issuance of advance payable	$24,386	$-
Extinguishment of conversion option in connection with repayment of notes payable	$-	$1,000
Issuance of common stock in exchange of accrued interest	$66,649	$-

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

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel strain of coronavirus (“COVID-19”) as a pandemic which continues to spread throughout the United States. The Company is closely monitoring the outbreak of COVID-19 and its impact on the Company’s operations, financial position, cash flows and its industry in general. The Company considered the impact of COVID-19 on its business and operational assumptions and estimates, and determined there were no material adverse impacts on the Company’s results of operations and financial position at September 30, 2020.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial position of the Company as of September 30, 2020 and the condensed consolidated results of its operations and cash flows for the three and nine months ended September 30, 2020 and 2019. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the operating results for the full year ending December 31, 2020 or any other period. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2019 and for the year then ended which were included in the Company's Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on March 30, 2020.

Note 2 - Going Concern and Management Plans

During the nine months ended September 30, 2020, the Company had not generated any revenues, had a net loss of approximately $3,286,000 and had used cash in operations of approximately $2,018,000. As of September 30, 2020, the Company had a working capital deficiency of approximately $7,018,000 and an accumulated deficit of approximately $24,432,000. Subsequent to September 30, 2020 and as more fully described in Note 10, Subsequent Events, the Company received proceeds of $150,000 through the issuance of convertible notes. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued.

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

Loss Per Share

The Company computes basic net loss per share by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share includes the dilution that would occur upon the exercise or conversion of all dilutive securities into common stock using the “treasury stock” and/or “if converted” methods, as applicable. Weighted average shares outstanding for the three and nine months ended September 30, 2020 and 2019 includes the weighted average impact of warrants to purchase an aggregate of 2,043,835 shares of common stock because their exercise price was determined to be nominal.

The common stock equivalents associated with the following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	September 30,
	2020	2019

Options	4,832,004	3,782,004
Warrants	6,250,676	6,459,157
Convertible notes	3,958,756	1,172,144
Convertible preferred stock	13,421,950	11,687,590
Total	28,463,386	23,100,895

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

Note 4 - Fair Value

During the nine months ended September 30, 2020, in connection with the extension of certain convertible notes payable that previously contained a variable conversion price with no floor and, a result, triggered sequencing, the parties agreed to amend the conversion terms such that a conversion price floor of $0.75 per share was established. As a result, the Company had no remaining outstanding instruments with a variable conversion price with no floor and, accordingly, the Company reclassified derivative liabilities with an aggregate fair value of $345,830 to additional paid-in capital. See Note 6, Notes Payable and Convertible Notes Payable for additional details.

The following table summarizes the Company’s instruments recorded at fair value as of September 30, 2020 and December 31, 2019:

		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Accrued compensation - common stock	$38,624	$-	$-	$38,624
Accrued compensation - warrants	6,919	-	-	6,919
Accrued interest - warrants	83,655	-	-	83,655
Accrued interest - warrants - related party	150,388	-	-	150,388

Balance - September 30, 2020	$279,586	$-	$-	$279,586

Accrued compensation - common stock	$40,021	$-	$-	$40,021
Accrued compensation - warrants	17,931	-	-	17,931
Accrued interest - warrants	57,343	-	-	57,343
Accrued interest - warrants - related party	115,932	-	-	115,932
Derivative liabilities	351,900	-	-	351,900

Balance - December 31, 2019	$583,127	$-	$-	$583,127

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. As of September 30, 2020, the Company’s Level 3 liabilities shown in the above table consist of accrued obligations to issue warrants and common stock. As of December 31, 2019, the Company’s Level 3 liabilities shown in the above table consist of sequenced warrants with no price floor as the Company was unable to determine that it had sufficient authorized common stock to settle such arrangements, warrants deemed to be derivative liabilities according to the Company’s sequencing policy in accordance with ASC 815-40-35-12, the embedded conversion options within its convertible notes payable and an accrued obligation to issue warrants and common stock.

In applying the Black-Scholes option pricing model utilized in the valuation of Level 3 liabilities, the Company used the following approximate assumptions:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Risk-free interest rate	0.22% - 0.28%	1.55%-1.91%	0.15% - 1.55%	1.17% - 2.44%
Expected term (years)	4.00 - 5.00	0.11 - 5.00	0.52 - 5.00	0.02 - 5.00
Expected volatility	110%	110%	110%	110%
Expected dividends	0.00%	0.00%	0.00%	0.00%

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all Level 3 liabilities measured at fair value on a recurring basis using unobservable inputs during the nine months ended September 30, 2020:

	Accrued	Accrued	Derivative
	Interest	Compensation	Liability	Total

Balance - December 31, 2019	$173,275	$57,952	$351,900	$583,127

Accrued compensation - common stock	-	10,021	-	10,021
Accrued interest - common stock	56,875	-	-	56,875
Accrued interest - warrants	26,661	-	-	26,661
Accrued interest - warrants - related party	35,350	-	-	35,350
Change in fair value	(1,243)	(135)	(16,977)	(18,355)
Issuance of warrants	-	(10,877)	10,907	30
Issuance of common stock	(56,875)	(11,418)	-	(68,293)
Reclassification of derivative liabilities to equity	-	-	(345,830)	(345,830)

Balance - September 30, 2020	$234,043	$45,543	$-	$279,586

As of September 30, 2020, the Company had an obligation to issue 154,495 shares of common stock to service providers that had a fair value of $38,624, which was a component of accrued compensation on the condensed consolidated balance sheet.

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

On September 28, 2020, the Company paid $5,000 in partial repayment of an outstanding advance.

Note 6 – Notes Payable and Convertible Notes Payable

As of September 30, 2020 and through the date of this filing, notes and convertible notes payable with principal amounts totaling $1,538,000 and $3,038,000, respectively, were past due and are classified as current liabilities on the condensed consolidated balance sheet as of September 30, 2020. Such notes continue to accrue interest and all relevant penalties have been accrued as of September 30, 2020. Of such past due notes payable, a holder of a note with principal amount of $250,000 issued a notice of default. See Note 9, Commitments and Contingencies – Litigation for additional details. The Company is in negotiations with all holders of notes payable to extend the maturity dates of such notes or to convert the principal and accrued interest into equity.

During the three months ended September 30, 2020 and 2019, the Company recorded interest expense of $126,867 and $102,804, respectively, and amortization of debt discount of $146,109 and $3,566, respectively. During the nine months ended September 30, 2020 and 2019, the Company recorded interest expense of $308,395 and $236,882, respectively, and amortization of debt discount of $190,639 and $10,095, respectively. As of September 30, 2020 and December 31, 2019, the Company had $587,484 and $573,007, respectively, of accrued interest (including interest in the form of warrants (see Note 4)) and penalties related to notes payable, which is included with accrued interest and accrued interest – related parties on the condensed consolidated balance sheets.

Convertible Notes Payable

On January 3, 2020, a third party repaid a convertible note in full on behalf of the Company, which payment included a prepayment penalty for an aggregate total payment of $100,896 (principal and interest of $68,000 and $32,896, respectively), which was fully repaid by the Company to the third party as of September 30, 2020. The Company determined the transaction was a note extinguishment and recorded a loss on extinguishment of $1,441 in the condensed consolidated statements of operations.

On January 10, 2020, the Company issued a convertible note payable in the principal amount of $78,000. The note accrues interest at 12% per annum and matures on January 10, 2021. Any amount of principal or interest which is not paid at maturity shall accrue interest at 22% per annum. The note also includes certain prepayment penalties that provide for payments ranging from 115% to 140% of the then-outstanding principal and interest. The note is convertible at the option of the holder into common stock at 61% of the lowest trading price during the ten (10) consecutive trading days prior to the conversion date at any time during the period which is 180 days following the issuance date of the convertible note and ending on the later of (i) January 10, 2021 or (ii), in the event of default, the date of the payment of the default amount. The convertible note contained an original issuance discount of $3,000 which was recorded as a debt discount and will be amortized over the term of the note. On July 6, 2020, the Company repaid the convertible note in full, which payment included a prepayment penalty, for an aggregate total payment of $115,483 (principal and interest of $78,000 and $37,483, respectively). In connection with the repayment, the Company recorded a loss on extinguishment of $1,511 in the condensed consolidated statements of operations.

On various dates from February 20, 2020 through February 24, 2020, the maturity dates of three convertible notes in the aggregate principal amount of $145,000 were extended to February 15, 2021. The notes had previous maturity dates ranging from January 2017 to February 2018. In connection with these extensions, the parties agreed that (i) the Company would issue an aggregate of 227,500 shares of common stock to the holders with a fair value of $56,875 and (ii) a conversion price floor of $0.75 per share would be established. The Company determined the transaction was a note modification and the fair value of the common stock was setup as a debt discount and will be amortized over the amended term of the notes. On March 31, 2020, the Company issued the shares of common stock.

On March 2, 2020, the Company received further proceeds of $500,000 through a previously issued convertible note dated October 28, 2019 in the principal amount of up to $1,500,000, such that the Company had now received aggregate proceeds of $1,000,000 under the convertible note.

On June 18, 2020, the Company received further proceeds of $500,000 through a previously issued convertible note dated October 28, 2019 in the principal amount of up to $1,500,000, such that the Company had now received aggregate proceeds of $1,500,000 under the convertible note. The convertible note had a maturity date of October 31, 2020 and the Company is in discussions with the holder to extend the maturity date of the note. In connection with the receipt of these proceeds, the Company issued a five-year immediately vested warrant for the purchase of 1,200,000 shares of common stock at an exercise price of $1.25 per share. The warrant had an issuance date relative fair value of $153,790, which was recorded as a debt discount and will amortized over the term of the note.

On July 29, 2020, the Company issued a convertible note payable in the principal amount of $555,556 for net proceeds of $497,500 (gross proceeds of $500,000 less $2,500 of issuance costs) which matures on January 29, 2021. The note accrues interest at 13% per annum and is convertible into common stock at the lower of (i) a conversion price of $0.75 per share (the “Fixed Conversion Price”) or (ii) in the event of a default, as defined in the note, a conversion price of 65% of the lowest volume weighted average price for the ten consecutive trading days ending on the trading day that is immediately prior to the applicable conversion date (the “Default Conversion Price”). The Default Conversion Price shall not apply before March 29, 2021. So long as the convertible note is outstanding, upon any issuance by the Company of any equity at an effective price lower than the conversion price (the “Base Conversion Price”), then the conversion price shall be reduced to equal such Base Conversion Price. The Company determined the embedded conversion option in connection with the Default Conversion Price should not be bifurcated and accounted for as a derivative liability. The original issuance discount of $55,556 and debt issuance costs of $2,500 were each recorded as a debt discount and will be amortized over the term of the note. In connection to the issuance of the convertible note payable, the Company issued a five-year immediately vested warrant to purchase 146,199 shares of common stock at an exercise price of $0.95 per share, which may be exercised on a cashless basis. The warrant had an issuance date relative fair value of $20,098, which was recorded as a debt discount and will amortized over the term of the note.

Notes Payable

On April 15, 2020, the maturity dates of two promissory notes in the aggregate principal amount of $350,000, originally due in 2015 and 2016, were extended to April 15, 2021. In connection with these extensions, the Company issued an aggregate of 525,000 shares of common stock to the holders with a fair value of $131,250. The Company determined the extensions were note extinguishments and recorded a loss on extinguishment of $131,250 in the condensed consolidated statements of operations during the nine months ended September 30, 2020.

On June 3, 2020, the Company issued a note payable in the principal amount of $100,000. The note does not accrue interest and matures on December 3, 2020. The note was repaid in full by the Company on June 18, 2020. In connection with the note issuance, the Company issued a five-year immediately vested warrant to purchase 50,000 shares of common stock at an exercise price of $0.75 per share. The warrant had an issuance date relative fair value of $7,466, which was recorded as a debt discount and was to be amortized over the term of the note, however, was recognized during the nine months ended September 30, 2020 as a result of the repayment of the note.

On July 29, 2020, the Company fully repaid the principal of a promissory note in the amount of $100,000.

Note 7 – Stockholders’ Deficiency

Series A Convertible Preferred Stock

On January 29, 2020, the Board of Directors extended the expiration date of the Private Placement Memorandum (“PPM”) to March 31, 2020 and has authorized two sixty-day extensions beyond that date at management's discretion, under which the Company continues to raise up to $10,000,000 via the sale of up to 1,333,333 shares of Series A Convertible Preferred Stock at $7.50 per share. On March 25, 2020, the Board of Directors extended the expiration date of the PPM to May 30, 2020. On May 27, 2020, the Board of Directors extended the expiration date of the PPM to July 29, 2020. On July 27, 2020, the Company’s PPM was now fully subscribed.

During the nine months ended September 30, 2020, the Company received aggregate proceeds of $728,347 through the sale of 97,112 shares of Series A Convertible Preferred Stock at $7.50 per share.

During the three and nine months ended September 30, 2020, the Company accrued and recorded cumulative Series A Convertible Preferred Stock dividends of $226,191 and $649,381, respectively, with an increase in liabilities and a corresponding decrease in additional paid-in capital. During the three and nine months ended September 30, 2019, the Company accrued and recorded cumulative Series A Convertible Preferred Stock dividends of $197,911 and $534,919, respectively, with an increase in liabilities and a corresponding decrease in additional paid-in capital.

During the nine months ended September 30, 2020, the Company issued 574,576 shares of common stock valued at $0.75 per share for aggregate value of $430,905, pursuant to the terms of the Series A Convertible Preferred Stock Certificate of Designation, in connection with the partial payment of accrued dividends for Series A Convertible Preferred Stock.

Common Stock

On March 31, 2020, the Company issued 25,671 shares of immediately vested common stock with a fair value of $6,418 to a service provider in connection with consulting services provided.

During the nine months ended September 30, 2020, the Company issued an aggregate of 1,270,000 shares of common stock with an issuance date fair value of $317,500 to service providers in connection with consulting services provided. In connection with the issuances, the Company expects to recognize the fair value of the common stock over the service period, such that it recognized stock-based compensation expense of $9,375 and $314,375 during the three and nine months ended September 30, 2020, respectively, which amount was included within general and administrative expenses on the condensed consolidated statements of operations.

During the three and nine months ended September 30, 2020, the Company issued an aggregate of 265,534 shares of common stock with a fair value of $66,649 in exchange for accrued interest in the aggregate amount of $199,151. The Company recognized the difference of $132,502 as a gain on exchange of accrued interest for common stock on the condensed consolidated statements of operations.

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

On May 20, 2020, the Company issued a five-year warrant to purchase 100,000 shares of common stock at an exercise price of $0.75 per share to a service provider in connection with consulting services to be provided. The warrant had an issuance date fair value of $16,129. In connection with the issuance, the Company expects to recognize the fair value of the warrants over the service period, such that it recognized stock-based compensation expense of $4,322 during the nine months ended September 30, 2020, which amount was included within general and administrative expenses on the condensed consolidated statements of operations.

On August 19, 2020, the Company issued five-year immediately vested warrants to purchase an aggregate of 1,598,000 shares of common stock at an exercise price of $0.75 per share to members of the Company’s Scientific Advisory Board. The warrants had an aggregate issuance date fair value of $247,700 which was recognized immediately within general and administrative expenses on the condensed consolidated statement of operations.

On August 20, 2020, the Company issued a five-year warrant to purchase 200,000 shares of common stock at an exercise price of $0.75 per share to a service provider in connection with consulting services to be provided. The warrant vests in equal monthly installments during the sixteen-month period commencing one month after the date of the issuance. The warrant had an issuance date fair value of $32,200, which will be recognized over the service period.

See Note 5, Advances Payable and Note 6, Notes Payable and Convertible Notes Payable for additional details associated with the issuance of stock warrants.

Stock Options

On August 19, 2020, the Company granted five-year immediately vested stock options to purchase an aggregate of 1,050,000 shares of common stock at an exercise price of $0.75 per share to directors of the Company under the 2019 Equity Incentive Plan. The stock options had a grant date value of $103,600 which was recognized immediately.

Stock-Based Compensation

During the three and nine months ended September 30, 2020, the Company recognized stock-based compensation expense of $349,050 and $686,472, respectively, related to common stock, options and warrants, which amounts were included within general and administrative expenses on the condensed consolidated statements of operations. During the three and nine months ended September 30, 2019, the Company recognized stock-based compensation expense of $826,785 (of which $825,100 was included within research and development and $1,695 was included within general and administrative expenses on the condensed consolidated statements of operations) and $830,534 (of which $825,100 was included within research and development and $5,434 was included within general and administrative expenses on the condensed consolidated statements of operations), respectively, related to warrants, common stock and options. As of September 30, 2020, there was $35,574 of unrecognized stock-based compensation expense which the Company expects to recognize over a weighted average period of 0.7 years.

Note 8 – Related Party Transactions

In 2011, the Company entered into a Research and License Agreement with Yeda for Veto Cell technology. As Yeda is a founder and a significant shareholder of the Company, it is a related party. During the three months ended September 30, 2020 and 2019, the Company recorded research and development expense of $0 and $33,333, respectively, and during the nine months ended September 30, 2020 and 2019, the Company recorded research and development expense of $111,667 and $83,333, respectively, in connection with the agreement with Yeda.

As of September 30, 2020 and December 31, 2019, the Company was required to issue warrants to purchase an aggregate of 981,500 and 756,500, respectively, shares of common stock at an exercise price of $0.75 per share to directors of the Company in connection with loans made to the Company in the aggregate amount of $459,000 which required certain penalties in the form of warrants. As a result, the Company had accrued $150,388 and $115,932 associated with the fair value of the obligations as of September 30, 2020 and December 31, 2019, respectively, which amount is included in accrued interest – related parties on the condensed consolidated balance sheets.

See Note 10 – Subsequent Events – Stock Warrants for additional details associated with the exercise of a stock warrant by a related party.

Note 9 – Commitments and Contingencies

MD Anderson Sponsored Research Agreements

The Company recognized $237,546 and $600,017 of research and development expenses during the three and nine months ended September 30, 2020, respectively, associated with services provided by The University of Texas M.D. Anderson Cancer Center (“MD Anderson”) in the periods, under the two agreements with MD Anderson dated November 2019 and February 2019, respectively. The Company recognized $249,171 and $1,230,411 of research and development expenses during the three and nine months ended September 30, 2019, respectively, associated with services provided by MD Anderson in those periods. As of September 30, 2020 and December 31, 2019, the Company had $462,785 and $382,398, respectively, of accrued research and development expenses pursuant to the agreements with MD Anderson, which are included within accrued expenses on the condensed consolidated balance sheets.

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

Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed. There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows. As of September 30, 2020 and December 31, 2019, the Company has not accrued any amounts for contingencies.

Note 10 – Subsequent Events

The Company has evaluated events that have occurred after the balance sheet and through the date the financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed below.

Convertible Notes Payable

On October 16, 2020, the Company issued a convertible note payable in the amount of $100,000 which matures on April 15, 2021. The note accrues interest at 8% per annum and is convertible into the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”) at a conversion price of $7.50. The note shall be become convertible at (i) the holder’s option beginning on the date that the Company first issues any shares of its Series B Preferred Stock (ii) automatically on the maturity date. It is anticipated that the Series B Preferred Stock shall convert into the Company’s common stock at a fixed rate of ten shares of common stock for each share of Series B Preferred Stock. In connection with the issuance of the convertible note, the Company issued a five-year immediately vested warrant to purchase 80,000 shares of common stock at an exercise price $1.25 per share.

On October 20, 2020, the Company issued a convertible note payable in the amount of $50,000 which matures on April 20, 2021. The note accrues interest at 8% per annum and is convertible into Series B Preferred Stock at a conversion price of $7.50. The note shall be become convertible at (i) the holder’s option beginning on the date that the Company first issues any shares of its Series B Preferred Stock (ii) automatically on the maturity date. It is anticipated that the Series B Preferred Stock shall convert into the Company’s common stock at a fixed rate of ten shares of common stock for each share of Series B Preferred Stock. In connection with the issuance of the convertible note payable, the Company issued a five-year immediately vested warrant to purchase 40,000 shares of common stock at an exercise price $1.25 per share.

Stock Warrants

On October 15, 2020, the Company issued a five-year warrant to purchase 200,000 shares of common stock at an exercise price of $0.75 per share to a service provider in connection with consulting services to be provided. The warrant vests in equal monthly installments during the sixteen-month period commencing one month after the date of the issuance.

On November 1, 2020, Yeda exercised a warrant to purchase 1,995,376 shares of common stock for proceeds of $1,995, which resulted in the issuance of 1,995,376 shares of common stock.

Stock Options

On October 7, 2020, the Company granted five-year immediately vested stock options to purchase 500,000 shares of common stock at an exercise price of $0.75 per share to a nonemployee under the 2019 Equity Incentive Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the condensed consolidated results of operations and financial condition of Cell Source, Inc. ("CSI", “Cell Source”,the “Company”, “us,” “we,” “our,”) as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2020.

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

Condensed Consolidated Results of Operations

Three Months Ended September 30, 2020 Compared with the Three Months Ended September 30, 2019

Research and Development

Research and development expense was $257,546 and $1,192,090 for the three months ended September 30, 2020 and 2019, respectively, a decrease of $934,544, or 78%, primarily related to the recognition of non-cash stock-based compensation expense of $825,100 in connection to a stock option grant to a consultant during the three months ended September 30, 2019.

General and Administrative

General and administrative expense, which is associated with external consulting and professional fees, payroll and stock-based compensation expenses, was $908,099 and $168,906 for the three months ended September 30, 2020 and 2019, respectively, an increase of $739,193, or 438%, primarily related to increases in the 2020 period of approximately $350,000 in non-cash stock-based compensation expenses in connection with stock option grants to directors and stock warrant issuances to Scientific Advisory Board members in 2020, approximately $110,000 of legal fees and approximately $266,000 of consulting and marketing fees.

Change in Fair Value of Derivative Liabilities

The change in fair value of derivative liabilities for the three months ended September 30, 2019, was a gain of $33,500, primarily due to the warrants and conversion options, which were deemed to be derivative liabilities, either drawing closer to their expiration dates or were no longer outstanding. There was no change in fair value of derivative liabilities during the three months ended September 30, 2020 as a result of the reclassification of our derivative liabilities to additional paid-in capital during the first quarter of 2020.

Interest Expense

Interest expense for the three months ended September 30, 2020 and 2019 was $126,867 and $102,804, respectively, an increase of $24,063, or 23%, primarily as a result of increases in convertible notes payable outstanding during the 2020 period.

Amortization of Debt Discount

Amortization of debt discount was $146,109 and $3,566 for the three months ended September 30, 2020 and 2019, respectively, which is associated with warrants and original issuance discounts issued in connection with convertible notes payable.

Warrant Modification Expense

During the three months ended September 30, 2019, we recognized $54,100 of warrant modification expense related to the extension of the expiration date of a certain warrant.

Loss on Extinguishment of Debt

During the three months ended September 30, 2020 and 2019, we recognized $1,511 and $0 of loss on extinguishment of debt in connection with the extension and repayment of notes payable.

Gain on Exchange of Accrued Interest for Common Stock

During the three months ended September 30, 2020, we recognized a $132,502 gain on exchange of accrued interest for common stock, which represents the excess carrying value of the $199,151 of accrued interest as compared to $66,649 of the issuance date fair value of the common stock.

Nine Months Ended September 30, 2020 Compared with the Nine Months Ended September 30, 2019

Research and Development

Research and development expense was $786,684 and $2,352,602 for the nine months ended September 30, 2020 and 2019, respectively, a decrease of $1,565,918, or -67%, primarily related to the recognition of non-cash stock-based compensation expense of $825,100 in connection with a stock option grant to a consultant, expense in connection with milestone payments to MD Anderson in the amount of approximately $731,000 associated with the initial upfront payment as well as with validation runs and depletions performed during the nine months ended September 30, 2019.

General and Administrative

General and administrative expense was $2,015,624 and $909,334 for the nine months ended September 30, 2020 and 2019, respectively, an increase of $1,106,290, or 122%, primarily related to increases in the 2020 period of approximately $682,000 in non-cash stock-based compensation expenses in connection with stock option grants to directors, common stock and stock warrant issuances to consultants and Scientific Advisory Board members in 2020, approximately $165,000 of legal fees, approximately $202,000 of consulting and marketing fees and approximately $69,000 of insurance expenses.

Change in Fair Value of Derivative Liabilities

The change in fair value of derivative liabilities for the nine months ended September 30, 2020 and 2019 was a gain of $16,977 and a gain of $118,500, respectively, primarily due to the warrants and conversion options, which are deemed to be derivative liabilities, either drawing closer to their expiration dates or were no longer outstanding.

Interest Expense

Interest expense for the nine months ended September 30, 2020 and 2019 was $308,395 and $236,882, respectively, an increase of $71,513, or 30%, primarily as a result of increases in convertible notes payable outstanding during the 2020 period.

Amortization of Debt Discount

Amortization of debt discount was $190,639 and $10,095 for the nine months ended September 30, 2020 and 2019, respectively, which is associated with warrants and conversion options issued in connection with convertible notes payable.

Warrant Modification Expense

During the nine months ended September 30, 2019, we recognized $283,500 of warrant modification expense on the extension of an expiration date of a certain warrant.

Loss on Exchange of Notes Payable for Series A Convertible Preferred Stock

During the nine ended September 30, 2019, we recognized a loss on exchange of notes payable for Series A Convertible Preferred Stock of $262,470, which represents the value of the preferred shares in excess of the carrying value of notes payable.

Loss on Extinguishment of Debt

During the nine months ended September 30, 2020 and 2019, we recognized $134,202 and $1,504, respectively, of loss on extinguishment of debt in connection with the extension and repayment of notes payable.

Gain on Exchange of Accrued Interest for Common Stock

During the nine months ended September 30, 2020, we recognized a $132,502 gain on exchange of accrued interest for common stock, which represents the excess carrying value of the accrued interest as compared to the issuance date fair value of the common stock.

Gain on Forgiveness of Accrued Expenses

During the nine months ended September 30, 2019, we recognized $38,427 of gain on forgiveness of accrued expenses. The gain recognized represents the forgiveness of accrued payroll expenses and director fees due by a former member of the Board of Directors.

Liquidity and Going Concern

We measure our liquidity in a number of ways, including the following:

	September 30,	December 31,
	2020	2019
	(unaudited)

Cash	$54,736	$27,908
Working capital deficiency	$(7,018,431)	$(5,596,941)

During the nine months ended September 30, 2020, we had not generated any revenues, had a net loss of approximately $3,286,000 and had used cash in operations of approximately $2,018,000. As of September 30, 2020, we had a working capital deficiency of approximately $7,018,000 and an accumulated deficit of approximately $24,432,000. Subsequent to September 30, 2020, we received proceeds of $150,000 through the issuance of convertible notes payable. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are issued.

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

During the nine months ended September 30, 2020 and 2019, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the nine months ended September 30, 2020 and 2019 in the amounts of $2,018,019 and $1,723,872, respectively. The net cash used in operating activities for the nine months ended September 30, 2020 was primarily due to cash used to fund a net loss of approximately $3,286,065, adjusted for net non-cash expenses in the aggregate amount of $922,603, partially offset by $345,443 of net cash provided by changes in the levels of operating assets and liabilities. The net cash used in operating activities for the nine months ended September 30, 2019 was primarily due to cash used to fund a net loss of $3,899,460, adjusted for net non-cash income in the aggregate amount of $1,306,945, and by $868,643 of net cash provided by changes in the levels of operating assets and liabilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2020 and 2019 was $2,044,847 and $1,713,769, respectively. The net cash provided by financing activities during the nine months ended September 30, 2020 was attributable to $1,572,500 of proceeds from the issuance of convertible notes payable, $728,347 of proceeds from the issuance of Series A preferred stock, $100,000 of proceeds from the issuance of notes payable and $100,000 of proceeds from advances payable, offset by the repayments of notes payable in the amount of $200,000, $110,000 of repayments of advances payable and $146,000 of repayments of convertible notes payable. The net cash provided by financing activities during the nine months ended September 30, 2019 was attributable to $1,223,269 of proceeds received from the issuance of Series A preferred stock, $275,500 of proceeds from advances payable and $215,000 of net proceeds from debt financings.

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

In connection with the preparation of this Quarterly Report, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In July 2020, we issued a convertible note payable in the principal amount of $555,556 for net proceeds of $497,500 (gross proceeds of $500,000 less $2,500 of issuance costs) which matures on January 29, 2021. The note accrues interest at 13% per annum and is convertible into common stock at the lower of (i) a conversion price of $0.75 per share (the “Fixed Conversion Price”) or (ii) in the event of a default, as defined in the note, a conversion price of 65% of the lowest volume weighted average price for the ten consecutive trading days ending on the trading day that is immediately prior to the applicable conversion date (the “Default Conversion Price”). The Default Conversion Price shall not apply before March 29, 2021. So long as the convertible note is outstanding, upon any issuance of our equity at an effective price lower than the conversion price (the “Base Conversion Price”), then the conversion price shall be reduced to equal such Base Conversion Price. In connection to the issuance of the convertible note payable, we issued a five-year immediately vested warrant to purchase 146,199 shares of common stock at an exercise price of $0.95 per share, which may be exercised on a cashless basis. We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) in connection with this transaction.

During the three months ended September 30, 2020, we sold  80,446 shares of Series A Preferred Stock to accredited investors at a price of $7.50 per share for gross proceeds of $603,345.  We relied upon the exemptions provided by Rule 506 and Section 4(2) of the Securities Act in connection with these transactions.

In August 2019, we issued five year warrants to purchase an aggregate of 1,598,000 shares of common stock at an exercise price of $.75 per share to members of our Scientific Advisory Board.  We relied upon the exemption provided by Section 4(2) of the Securities Act in connection with these transactions.

In August 2020, we issued a five year warrant to purchase 200,000 shares of common stock at an exercise price of $.75 per share to a service provider in connection with consulting services to be provided. The warrant vests in equal monthly installments during the sixteen-month period commencing one month after the date of the issuance. We relied upon the exemption provided by Section 4(2) of the Securities Act in connection with this transaction.

In August 2020, we issued options to purchase an aggregate of 1,050,000 shares of common stock at an exercise price of $.75 per share to members of our Board of Directors under our 2019 Equity Incentive Plan. We relied upon the exemption provided by Section 4(2) of the Securities Act in connection with these transactions.

In October 2020, we issued a five year warrant to purchase 200,000 shares of common stock at an exercise price of $.75 per share to a service provider in connection with consulting services to be provided.  The warrant vests in equal monthly installments during the sixteen-month period commencing one month after the date of the issuance. We relied upon the exemption provided by Section 4(2) of the Securities Act in connection with this transaction.

In October 2020, we issued five year immediately vested options to purchase 500,000 shares of common stock at an exercise price of $.75 per share to a consultant under our 2019 Equity Incentive Plan.  We relied upon the exemption provided by Section 4(2) of the Securities Act in connection with this transaction.

In October 2020, we issued convertible notes in the aggregate principal amount of $150,000 to two accredited investors.  The notes mature six months from the date of issuance and accrue interest at a rate of eight percent (8%) per annum. The notes are convertible into shares of our Series B Preferred Stock at a conversion price of $7.50 per share at the holder’s option beginning on the date we first issue any shares of Series B Preferred Stock and automatically on the maturity date.  It is anticipated that the Series B Preferred Stock will convert into shares of our common stock at a rate of ten shares of common stock for each share of Series B Preferred Stock.  In connection with the issuance of the notes, we issued five year warrants to purchase an aggregate of 120,000 shares of common stock at an exercise price of $1.25 per share.  We relied upon the exemption provided by Section 4(2) of the Securities Act in connection with these transactions.

In November 2020, we issued 1,995,376 shares of common stock to Yeda in connection with its exercise of a warrant having an aggregate exercise price of $1,995. We relied upon the exemption provided by Section 4(2) of the Securities Act in connection with this transactions.

Item 3. Defaults Upon Senior Securities.

As of September 30, 2020 and through the date of this filing, notes payable and convertible notes payable with face values totaling $1,538,000 and $3,038,000, respectively, were past due and are classified as current liabilities on the condensed consolidated balance sheet as of September 30, 2020. Such notes continue to accrue interest and all relevant penalties have been accrued as of September 30, 2020. Of such past due notes payable, a holder of a note with principal amount of $250,000 issued a notice of default. See Item 1 above for additional details. We are in negotiations with all holders to extend the maturity dates of such notes or to convert the principal and accrued interest into equity.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.54	Form of Warrant issued to Members of Scientific Advisory Board.

10.55	Form of Warrant issued to Service Providers.

10.56	Form of Director Stock Option Agreement.

10.57	Form of Consultant Stock Option Agreement.

10.58	Form of 8% Convertible Promissory Note.

10.59	Form of Warrant issued to Purchasers of 8% Convertible Promissory Note.

31	Certification of principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CELL SOURCE, INC.

Dated: November 13, 2020	By:	/s/Itamar Shimrat
	Name:	Itamar Shimrat
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

