Form 10-K
period 2020-12-31
Cell Source, Inc.
filed 2021-04-15
CIK 1569340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for completing with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by the check mark whether the registration has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) ☐ Yes    ☒ No

As of June 30, 2020, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant was $19,153,547 based on the closing sale price as reported on the OTC Markets.

As of April 9, 2021, there were 32,663,482 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - None.

CELL SOURCE, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

Summary of Principal Risk Factors

Our business operations are subject to numerous risks, factors and uncertainties, including those outside our control that could cause our actual results to be harmed, including risks regarding the following:

Risks Related to our Business and Industry

•	We may not receive regulatory approvals for our product candidates or there may be a delay in obtaining such approvals.

•	Clinical trials for our product candidates are expensive and time consuming and their outcome is uncertain.

•	We may be required to suspend or discontinue clinical trials due to unexpected side effects or safety risks.

•	Delays in our clinical trials could delay our ability to obtain regulatory approval and our ability to commercialize our products.

•	The results of our clinical trial are uncertain and could substantially delay or prevent us from bringing products to market.

•	Pre-clinical studies and Phase 1 or 2 clinical trials of our product candidates may not predict the results of subsequent human trials.

•	Our clinical trials may fail to demonstrate evidence substantial evidence of the safety and efficacy of our product candidates.

•	We are subject to various government regulations, may become subject to increased government regulation and may fail to comply with regulatory requirements.

•	Regulatory approval of our product candidates may be withdrawn at any time.

•	Even if approved, our products may not gain market acceptance.

•	We do not own any patents and rely on the patents we license from Yeda Research and Development Company Limited.

•	Our success will depend in part on our ability to obtain and maintain patent protection for the patents we license.

•	Confidentiality agreements may not prevent unauthorized disclosure of trade secrets or proprietary information.

•	We are dependent on collaborative partners and service providers.

•	We will be unable to operate profitability if we are unable to keep up with rapid technological developments.

•	Our ability to sell products will depend to a large extent upon reimbursement from insurance companies.

•	We may expend our limited resources to pursue a particular product candidate or indications and fail to capitalize on more profitable products or indications.

•	Clinical trial data that we publish may change as more patient data becomes available.

•	We rely on key personnel.

•	We may be subject to foreign exchange fluctuations.

•	We may be subject to potential product and clinical trials liability and liabilities related to working with hazardous materials.

•	If we conduct clinical trials outside of the United States, the FDA may not accept data from such trials.

•	The outbreak of COVID-19 could adversely affect our pre-clinical studies and subsequent clinical trials.

Risks Related to Our Capital Resources and Impairments

•	We have a limited operating history and a history of operating losses and expect to incur significant additional losses.

•	We will need to secure additional financing.

•	There is substantial doubt about our ability to continue as a going concern.

•	We are an early stage company with an unproven business strategy.

•	We are in default of payment obligations under promissory notes.

Risks Related to Our Common Stock

•	We may issue additional shares of preferred stock in the future.

•	There is not an active liquid trading market for our Common Stock.

•	We may not be able to attract the attention of brokerage firms because we became a public company by means of a reverse acquisition.

•	Voting power of our shareholders is highly concentrated in insiders.

•	We do not intend to pay dividends on our Common Stock for the foreseeable future.

•	Shareholders may be diluted by future issuances of Common Stock.

•	As an issuer of “penny stock”, protection provided by federal securities laws relating to forward looking statements does not apply to us.

•	Our ability to use net operating loss carryforwards may be limited.

•	Our issuance of Common Stock upon exercise of warrants or options may depress the price of our Common Stock.

Other General Risk Factors

•	Applicable regulatory requirements may make it difficult to retain or attract qualified directors and officers.

•	Our stock price could be adversely affected if we fail to maintain effective internal controls over financial reporting.

•	Failure to comply with the Sarbanes-Oxley Act of 2002 could harm our business and stock price.

•	Our stock price may decline or be volatile, regardless of our operating results.

•	Our quarterly operating results may fluctuate significantly or fall below expectations of investors or securities analysts.

•	As a result of reduced disclosure requirements applicable to a “smaller reporting company,” the information we provide to investors may be different than information provided by other public companies.

•	We could be subject to securities class action litigation.

PART I

ITEM 1. BUSINESS.

Overview

Our Business

We are a cell therapy company focused on immunotherapy. Since our inception, we have been involved with the development of proprietary immune system management technology licensed from Yeda Research & Development Company Limited (“Yeda”), the commercial arm of the Weizmann Institute of Science (“Weizmann Institute”) in Israel. The current focus of our Research and Development efforts is at the University of Texas MD Anderson Cancer Center (“MD Anderson”) in Houston, Texas.

This technology addresses one of the most fundamental challenges within human immunology: how to tune the immune response such that it tolerates selected desirable foreign cells, but continues to attack all other (undesirable) targets. In simpler terms, a number of potentially life-saving treatments have limited effectiveness today because the patient’s immune system rejects them. For example, while HSCT - hematopoietic stem cell transplantation (e.g. bone marrow transplantation) has become a preferred therapeutic approach for treating blood cell cancer, most patients do not have a matched family donor. Although matched unrelated donors and cord blood can each provide an option for such patients, haploidentical stem cell transplants (sourced from partially mismatched family members) are rapidly gaining favor as a treatment of choice. This is still a risky and difficult procedure primarily due to potential conflicts between host and donor immune systems and as well as viral infections that often follow even successful HSCT while the compromised new immune system works to reconstitute itself by using the transplanted stem cells. Today, rejection is partially overcome using aggressive immune suppression treatments that leave the patient exposed to many dangers by compromising their immune system.

The unique advantage of Cell Source technology lies in the ability to induce sustained tolerance of transplanted cells (or organs) by the recipient’s immune system in a setting that requires only mild immune suppression, while avoiding the most common transplant related complications. The scientific term for inducing such tolerance in a transplantation setting is chimerism, where the recipient’s immune system tolerates the co-existence of the (genetically different) donor type and host (recipient) type cells. Attaining sustained chimerism is an important perquisite to achieving the intrinsic GvL (graft versus leukemia) effect of HSCT and supporting the reconstitution of normal hematopoiesis (generation of blood cells, including those that protect healthy patients from cancer) in blood cancer patients. Preclinical data, as well as initial clinical data. show that Cell Source’s Veto Cell technology (currently in clinical trials in the US) can provide superior results in allogeneic (donor-derived) HSCT by allowing for haploidentical stem cell transplants under a mild conditioning regimen, while avoiding the most common post-transplant complications. Combining this with CAR (Chimeric Antigen Receptor) T cell therapy employing Veto Cells, as a VETO CAR-T treatment, we will be able to treat patients in relapse as well as those in remission and use the cancer killing power of CAR-T to protect the patient while their immune system fully reconstitutes, thus providing an end-to-end solution for blood cancer treatment by potentially delivering a fundamentally safer and more effective allogeneic HSCT: prevention of relapse; avoidance of graft versus host disease (GvHD); prevention of viral infections; and enhanced persistence of GvL effect. This means that the majority of patients will be able to find a donor, and will have access to a potentially safer procedure with higher long term survival rates than what either donor-derived HSCT or autologous CAR-T each on their own currently provide.

The ability to induce permanent chimerism (and thus sustained tolerance) in patients – which allows the transplantation to overcome rejection without having to compromise the rest of the immune system - may open the door to effective treatment of a number of severe medical conditions, in addition to blood cancers, which are characterized by this need. These include:

•	The broader set of cancers, including solid tumors, that can potentially be treated effectively using genetically modified cells such as CAR-T cell therapy, but also face efficacy and economic constraints due to limited persistence based on immune system issues (i.e., the need to be able to safely and efficiently deliver allogeneic CAR-T therapy). Inducing sustained tolerance to CAR-T cells may bring reduced costs and increased efficacy by allowing for off-the-shelf (vs. patient-derived) treatments with more persistent cancer killing capability.
•	Organ failure and transplantation. A variety of conditions can be treated by the transplantation of vital organs. However, transplantation is limited both by the insufficient supply of available donor organs and the need for lifelong, daily anti-reject treatments post-transplant. Haploidentical organ transplants, with sustained chimerism, have the potential to make life saving transplants accessible to the majority of patients, with the prospect of improved life quality and expectancy.
•	Non-malignant hematological conditions (such as type one diabetes and sickle cell anemia) which could, in many cases, also be more effectively treated by stem cell transplantation if the procedure could be made safer and more accessible by inducing sustained tolerance in the stem cell transplant recipient.

Corporate History

Cell Source, Inc. (the "Company") is a Nevada corporation formed on June 6, 2012 under the name Ticket to See, Inc. ("TTSI"). Cell Source Ltd. (“Cell Source Israel”) was founded in 2011 in order to commercialize a suite of inventions that were the result of over ten (10) years of research at the Weizmann Institute. Pursuant to a Research and License Agreement by and between Cell Source Israel and Yeda, dated October 3, 2011, as amended in April, 2014, November, 2016, March, 2018, August 2019, December 2019 and November 2020 (the “Yeda License Agreement”), Yeda, the commercial arm of the Weizmann Institute, granted Cell Source Israel an exclusive, worldwide license to certain patents, discoveries, inventions, and other intellectual property generated (together with others) by Yair Reisner, Ph.D. (“Dr. Reisner”), former head of the Immunology Department at the Weizmann Institute.

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

Hematological Malignancies

Hematological malignancies (blood cancers) comprise a variety of lymphomas and leukemias. A very important treatment protocol for these malignancies involves the use of HSCT. To the best of our knowledge, over 1,500,000 HSCT have been performed worldwide with the annual number of procedures approaching 100,000 (table below). Our technology has immediate relevance for, at a minimum, the roughly 40,000 worldwide stem cell transplants that are allogeneic (using cells taken from another individual, not the patient). According to the Center for International Blood and Marrow Transplant Research (“CIMBTR”), there were 9,498 allogeneic stem cell transplants in the US in 2019.

Source: American Society of Hematology

HSCT often has a curative effect when successful. However, it is very risky. HSCT typically involves destroying the patient’s native immune system with radiation or chemotherapy (myeloablation) before the transplantation, and then suppressing immune response (immunosuppression) with drugs to manage the conflicts between host and donor cells. The majority of patients are unable to find a matched family donor. Approximately 35-40% of all unrelated donor transplant patients die within two years of transplantation. Among patients receiving haploidentical HSCT, of those who die in the first 100 days post-transplant, 35% die from either infections (associated with a compromised immune system) or GvHD (Graft versus Host Disease).

Myeloablation and immunosuppression are dangerous and difficult to tolerate, especially in patients over age 50. Therefore, HSCT has been used mainly with younger patients.

Another very important treatment protocol for blood cancers is CAR-T cell therapy. This novel approach uses the patient’s own immune system cells to directly attack cancer cells. CAR-T cells are made by removing a specific set of cells from the blood, genetically modifying them in order to intensify the immune system’s natural response to cancer, and then re-injecting them into the patient. This form of cellular therapy has produced exceptional near term results in blood cancer patients and is currently being tested against a variety of different cancer types.

CAR T-cell therapy has been approved by the U.S. Food and Drug Administration as standard therapy for some patients with lymphoma (drug names Yescarta, Kymriah, Tecartus and Breyanzi). leukemia (drug name Kymriah) and multiple myeloma (drug name Abecma).

These approved treatments use the patient’s own cells in order to create CAR-T cells, which involves high cost (between $373,000 and $475,000 per infusion) and significant safety risks (e.g. high rate of relapse, significant incidence of Cytokine Release Syndrome (CRS)). While a number of companies are attempting to develop allogeneic or “off-the-shelf” CAR-T, they face several challenges including rejection by the host’s immune system and GvHD. The currently approved CAR-T treatments, while showing high early response rates, have not shown long term survival results for blood cancer that exceed those of allogeneic HSCT.

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

Initial Malignancy Indications (note estimates for North America and EU only)	Incidence (Annual New Cases)	Annual HSCT
Lymphoma	220,031	15,313
Leukemia	156,338	15,631
Multiple Myeloma	81,218	21,321

Total	457,587	52,265

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

It is also important to note that incidence of these diseases is increasing. The global market for blood cancer therapeutics was estimated at $34 billion in 2019 and is projected to increase in size to over $73 billion by 2027 according to Hematological Cancers Therapeutics Market Analysis By Treatment October, 2020.” Published by Research and Markets. The aging of the US population and the increased incidence of hematologic malignancies are expected to significantly increase the number of older patients who receive allogeneic HSCT.

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

However, despite the above trends, the use of HSCT, especially allogeneic, remains limited because of the risks associated with the myeloablative treatments required to reduce the host immune response, viral infections and GvHD. This means that the “gold-standard” of treatment is largely unavailable to an age cohort that constitute a significant proportion of sufferers of these diseases.

The Company aspires to address this issue in a distinctive manner by significantly reducing the need for myeloablative treatment while avoiding the risk of GvHD, thereby improving the outlook for allogeneic transplantations and enabling their use in a much larger population set.

CAR-T cell therapy

One of the most promising new approaches to treating hematological malignancies is by using genetically modified T cells in treatments such as CAR-T and TCR. CAR-T cell therapy for blood cancers, which has already been approved by the FDA, has shown the ability to attain remissions in a significant proportion of those patients treated. That said, the number of patients treated has been relatively low, in part due to the significant costs associated with this treatment. Since the approved treatment products rely on autologous (patient derived) production of the CAR-T cells, the costs can run into the hundreds of thousands of dollars for a single treatment, with the cost of the infusion alone ranging between $373,000 and $475,000 in the US. The broader hope for CAR-T cell therapy is for an allogeneic or “off the shelf” version that is expected to significantly lower the treatment costs.

Cell Source has completed a preclinical proof-of-concept in collaboration with Professor Zelig Eshhar, the inventor of CAR-T cell technology, combining CAR-T and Veto Cell technology so as to allow for a successful allogeneic approach to CAR-T cell therapy.

Relevant Non-Malignant Diseases

While Hematological malignancies represent the Company’s initial focus, the Company’s selective immune response blocking technology may also be effective in treating certain non-malignant organ diseases as well as blood and immune system disorders. This would represent an additional growth opportunity for the Company.

The target non-malignant diseases are widespread. The Company’s first non-malignant disorder target is expected to be is support of organ transplantations (kidney, liver, etc.). Approximately 75,000 such procedures are conducted in North America and the EU each year. As with bone marrow transplantations, organ transplantations require substantial and ongoing immunosuppression to prevent rejection. This ongoing treatment is dangerous, quality-of-life and life expectancy reducing, and costly. The Company’s Veto Cell technology can potentially be used to selectively reduce immune response to the transplanted organ, thus broadening the donor pool and reducing or possibly eliminating the need for daily, life-long immunosuppression post transplantation.

A second target within non-malignant disorders are blood diseases such as sickle cell disease, aplastic anemia beta thalassemia and scleroderma. Sickle cell anemia, for example, can be effectively treated by HSCT. However, because of HSCT’s riskiness, the procedure is currently used only in extreme cases. If successful in enabling safer HSCT, the Company can make this treatment available to a broader set of sickle cell anemia sufferers. Preclinical data have also shown the potential effectiveness of Veto Cells in preventing the development of Type 1 Diabetes.

Market Access and Channels

The market for stem cell transplantation is relatively concentrated. There are over 1,700 transplantation centers worldwide, of which some 700 are in North America and Western Europe.

A relatively small subset of these (often termed “Centers of Excellence”) tends to set the practice standards for the entire transplantation community. Therefore, as discussed in the “Strategy” section, the Company plans to focus its initial penetration strategy on a relatively small group of influential centers. There are over 100 centers in the US today that provide CAR-T cell therapy treatments.

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

Sector Focus

We are in the overall arena of immunotherapy. The cancer immunotherapy market was estimated at approximately $78 billion for 2019 and projected to grow to over $153 billion by 2027, according to Reports and Data.

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

Our technology, which in preclinical studies, in a first-in-human proof of concept, has shown the ability to enable tolerance of donor cells without affecting other immune processes, is fundamentally enabling. We expect it to significantly increase the safety, reduce the overall treatment cost, and therefore broaden the scope of indications for such procedures.

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

Our Value Drivers

Our current positioning in the cancer immunotherapy value chain is typical of an early clinical stage company: developing, validating and attaining regulatory approvals for the various applications of our technology platforms. Going forward, once the products are commercialized, physician and patient interest in these treatments is expected to drive insurer reimbursement for patients - a key demand lever. The generic value chain for biotechnology development commences with an invention which is formulated, patented and successful in pre-clinical animal trials. We have already passed this stage with our Veto Cell technology platform, for which we have an exclusive license to use from Yeda, the owner of these patents. We are currently at the stage of human trials (testing both safety and efficacy). Finally, the offering earns regulatory approval and patient treatment, along with the ensuing revenues, can commence. This can be a particularly lengthy process in the United States and therefore some medical treatments are approved in Europe or Asia and generate revenues there prior to commencing U.S. sales. Recently expanded “fast track” regulation in the U.S. is aimed at getting critical treatments for life threatening conditions to patients more quickly.

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

We are currently conducting human clinical trials for approval for the Veto Cell based treatments in the United States. We have had positive preclinical results for three of our cell therapy treatments. Yeda, the proprietary owners of the patents underlying our technologies from whom we license our patents, has been granted patents for its original Veto Cell. The revised versions of the Veto Cell are the subject of patent applications which have been granted in some jurisdictions and are pending in others. These newer patent applications both leverage the priority of the already granted patents and extend the protection period for more advanced versions. We are currently engaged in our first human clinical trial. If such trials are successful, they will demonstrate both safety (the patients survived and were not harmed) and initial indications of efficacy (there are signs of successful engraftment under a mild conditioning regimen, with a reduction in GvHD, and in the case of cancer patients prolonging the progression free period).

Science and Technology Overview

The patent portfolio that we license from Yeda includes a variety of cell therapy applications. The portfolio includes both granted and pending patents. The total relevant patent portfolio consists of 16 patent “families” (i.e. grouping of similar patent applications in different territorial jurisdictions) which currently include: 51 granted patents; 1 allowed patent; and a further 45 pending patents. The key terms of the agreement pursuant to which we license all of Yeda’s patents related to our technology is set forth in the section entitled “Intellectual Property” herein. The license period (per product, per country) is for the full life of the patents and expires at the later of the patent expiration date in that country or 15 years after the date that the FDA or local equivalent regulatory authority in each country approves that particular product for sale in that country. Provided that Cell Source either sponsors research or pays either a nominal license fee of $50,000 per year (total for use of all the products), or pays royalties on product sales on at least one product as per the license agreement, the license will remain in effect continuously and expire only with the expiration of the patent or 15 years after regulatory approval (later of the two) per product per country as described above.

Professor Yair Reisner, the inventor of Veto Cell technology, left the Weizmann Institute and relocated to MD Anderson in Houston, Texas. He has been awarded a $6 million grant from the Cancer Research and Prevention Institute of Texas. This, coupled with research funding from the University itself, provides him with a total funding commitment of $10 million for five years. Professor Reisner is now the Head of Stem Cell Research at the Department of Stem Cell Transplantation & Cellular Therapy as well as the Reisner Laboratory at MD Anderson.

Cell Source is currently sponsoring ongoing research by Professor Reisner and his team, some of whom have also relocated from the Weizmann Institute to MD Anderson, for developing existing and new applications for Veto Cell technology and plans to license any new intellectual property developed there on an exclusive basis, as it does from Yeda. MD Anderson is the largest HSCT center in the United States, performing over 850 transplantations per year. MD Anderson is currently conducting a human clinical trial sponsored by Cell Source for its Anti-Viral Veto Cell. Professor Richard Champlin (who Chairs their Department of Stem Cell Transplantation and Cellular Therapy and is a long-time associate and collaborator of Professor Reisner) serves as Principal Investigator for this trial.

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

Our licensed technology portfolio consists of 16 patent families, 51 granted patents, 1 allowed patent and a further 45 pending patents. The following table lists the patents and patent applications that Yeda holds and which we have a license to use in each of the below-referenced countries:

Veto Cells Effective In Preventing Graft Rejection and Devoid of Graft Versus Host Potential
Country	Patent Number	Filed	Expires	Status	Assignee
USA	7,270,810	28-Dec-2000	5-Dec-2021	Granted	Yeda Research and Development Co. Ltd.

Anti Third Party Central Memory T Cells, Methods of Producing Same and Use of Same in Transplantation and Disease Treatment
Country	Patent Number	Filed	Expires	Status	Assignee
USA	9,738,872	29-Oct-2009	29-Oct-2029	Granted	Yeda Research and Development Co. Ltd.
Europe	2365823	29-Oct-2009	29-Oct-2029	Granted	Yeda Research and Development Co. Ltd.
China	ZL200980153053.4	29-Oct-2009	29-Oct-2029	Granted	Yeda Research and Development Co. Ltd.
Israel	212587	29-Oct-2009	29-Oct-2029	Granted	Yeda Research and Development Co. Ltd.
India	285832	29-Oct-2009	29-Oct-2029	Granted	Yeda Research and Development Co. Ltd.
Russian Federation	2506311	29-Oct-2009	29-Oct-2029	Granted	Yeda Research and Development Co. Ltd.

Use of Anti Third Party Central Memory T Cells for Anti-Leukemia/Lymphoma Treatment
Country	Patent Number	Filed	Expires	Status	Assignee
USA	9,421,228	08-Sep-2011	29-Oct-2029	Granted	Yeda Research and Development Co. Ltd.
USA (Continuation)	2016-0354410-A1	08-Sep-2011	08-Sep-2031	Pending	Yeda Research and Development Co. Ltd.
Europe	2613801	08-Sep-2011	08-Sep-2031	Granted	Yeda Research and Development Co. Ltd.
Canada	2,810,632	08-Sep-2011	08-Sep-2031	Granted	Yeda Research and Development Co. Ltd.
China	ZL201180053858.9	08-Sep-2011	08-Sep-2031	Granted	Yeda Research and Development Co. Ltd.
China (Divisional)	CN 105907713 A	08-Sep-2011	08-Sep-2031	Pending	Yeda Research and Development Co. Ltd.
Israel	225102	08-Sep-2011	08-Sep-2031	Granted	Yeda Research and Development Co. Ltd.
Japan	5,977,238	08-Sep-2011	08-Sep-2031	Granted	Yeda Research and Development Co. Ltd.
Hong Kong	HK1187528	08-Sep-2011	08-Sep-2031	Granted	Yeda Research and Development Co. Ltd.
Republic of Korea	10-1788826	08-Sep-2011	08-Sep-2031	Granted	Yeda Research and Development Co. Ltd.
Singapore	188473	08-Sep-2011	08-Sep-2031	Granted	Yeda Research and Development Co. Ltd.
Brazil	BR 11 2013 0057564	08-Sep-2011	08-Sep-2031	Pending	Yeda Research and Development Co. Ltd.
Mexico	357746	08-Sep-2011	08-Sep-2031	Granted	Yeda Research and Development Co. Ltd.

Anti Third Party Central Memory T Cells, Methods of Producing Same and Use of Same in Transplantation and Disease Treatment
Country	Patent Number	Filed	Expires	Status	Assignee
USA (Divisional)	2018-0193384-A1	06-Sep-2012	06-Sep-2032	Pending	Yeda Research and Development Co. Ltd.
Europe	2753351	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.
Canada	2,848,121	06-Sep-2012	06-Sep-2032	Pending	Yeda Research and Development Co. Ltd.
China	ZL201280054739.X	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.
Israel	231397	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.
Australia	2012305931	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.
New Zealand	622749	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.
Japan	6,196,620	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.
Hong Kong	HK1200099	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.
Republic of Korea	10-2073901	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.
Singapore	11201400513P	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.
Brazil	BR 11 2014 005355 3	06-Sep-2012	06-Sep-2032	Pending	Yeda Research and Development Co. Ltd.
Mexico	351226	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.
South Africa	2014/01993	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.
India	577/MUMNP/2014	06-Sep-2012	06-Sep-2032	Pending	Yeda Research and Development Co. Ltd.
Russian Federation	2636503	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.

Use of Anti Third Party Central Memory T Cells
Country	Patent Number	Filed	Expires	Status	Assignee
Europe	3322424	14-Jul-2016	16-Jul-2036	Pending	Yeda Research and Development Co. Ltd.
China	CN 108025026 A	14-Jul-2016	16-Jul-2036	Pending	Yeda Research and Development Co. Ltd.

Methods Of Transplantation And Disease Treatment
Country	Patent Number	Filed	Expires	Status	Assignee
USA	10,933,124	14-Jul-2016	14-JuL-2036	Granted	Yeda Research and Development Co. Ltd.

Genetically Modified Anti-Third Party Central Memory T Cells and Use of Same in Immunotherapy
Country	Patent Number	Filed	Expires	Status	Assignee
USA	2018-0207272-A1	14-July-2016	16-Jul-2036	Pending	Yeda Research and Development Co. Ltd.
Europe	3322425	14-July-2016	16-Jul-2036	Pending	Yeda Research and Development Co. Ltd.
Canada	2,991,690	14-July-2016	16-Jul-2036	Pending	Yeda Research and Development Co. Ltd.
China	CN 108135938 A	14-July-2016	16-Jul-2036	Pending	Yeda Research and Development Co. Ltd.
Israel	256916	14-July-2016	16-Jul-2036	Pending	Yeda Research and Development Co. Ltd.
Australia	2016291825	14-July-2016	16-Jul-2036	Pending	Yeda Research and Development Co. Ltd.
Japan	2018-501339	14-July-2016	16-Jul-2036	Pending	Yeda Research and Development Co. Ltd.
Hong Kong	1255063A	14-July-2016	16-Jul-2036	Pending	Yeda Research and Development Co. Ltd.

Veto Cells Generated from Memory T-Cells
Country	Patent Number	Filed	Expires	Status	Assignee
USA	10,961,504	27-Jun-2017	27-Jun-2037	Granted	Yeda Research and Development Co. Ltd.
USA	62/354,950	27-Jun-2017	27-Jun-2037	Pending	Yeda Research and Development Co. Ltd.
Europe	3475414	27-Jun-2017	27-Jun-2037	Pending	Yeda Research and Development Co. Ltd.
Canada	3,029,001	27-Jun-2017	27-Jun-2037	Pending	Yeda Research and Development Co. Ltd.
China	CN 109661463 A	27-Jun-2017	27-Jun-2037	Pending	Yeda Research and Development Co. Ltd.
Israel	263924	27-Jun-2017	27-Jun-2037	Pending	Yeda Research and Development Co. Ltd.
Australia	2017289879	27-Jun-2017	27-Jun-2037	Pending	Yeda Research and Development Co. Ltd.
Japan	2018-567129	27-Jun-2017	27-Jun-2037	Pending	Yeda Research and Development Co. Ltd.
Hong Kong	40007502A	27-Jun-2017	27-Jun-2037	Pending	Yeda Research and Development Co. Ltd.
Singapore	11201811563R	27-Jun-2017	27-Jun-2037	Pending	Yeda Research and Development Co. Ltd.
Republic of Korea	10-2019-7002824	27-Jun-2017	27-Jun-2037	Pending	Yeda Research and Development Co. Ltd.
Mexico	MX/a/2019/000022	27-Jun-2017	27-Jun-2037	Pending	Yeda Research and Development Co. Ltd.
India	201927002672	27-Jun-2017	27-Jun-2037	Pending	Yeda Research and Development Co. Ltd.
Russian Federation	2019101826	27-Jun-2017	27-Jun-2037	Pending	Yeda Research and Development Co. Ltd.

Methods of Transplantation and Disease Treatment
Country	Patent Number	Filed	Expires	Status	Assignee
USA	10,751,368	18-Jan-2018	18-Jan-2038	Granted	Yeda Research and Development Co. Ltd.

Genetically Modified Veto Cells and Use of Same in Immunotherapy
Country	Patent Number	Filed	Expires	Status	Assignee
USA	2019-0338247-A1	18-Jan-2018	18-Jan-2038	Pending	Yeda Research and Development Co. Ltd.
Europe	3571295	18-Jan-2018	18-Jan-2038	Pending	Yeda Research and Development Co. Ltd.
China	CN 110392736 A	18-Jan-2018	18-Jan-2038	Pending	Yeda Research and Development Co. Ltd.
Israel	268126	18-Jan-2018	18-Jan-2038	Pending	Yeda Research and Development Co. Ltd.

Anti-Viral Central Memory CD8+ Veto Cells in Haploidentical Stem Cell Transplantation
Country	Patent Number	Filed	Expires	Status	Assignee
PCT	WO2021/024264	06-Aug-2020	06-Aug-2040	Pending	Yeda Research and Development Co. Ltd.

Veto CAR-T Cells
Country	Patent Number	Filed	Expires	Status	Assignee
USA (Provisional)	63/064,038	11-Aug-2020	11-Aug-2021	Pending	Yeda Research and Development Co. Ltd.

Use of Veto Cells for the Treatment of Sickle Cell Disease
Country	Patent Number	Filed	Expires	Status	Assignee
PCT	IL2020/051151	05-Nov-2020	05-Nov-2040	Pending	Yeda Research and Development Co. Ltd.

Use of Veto Cells in Treatment of T Cell Mediated Autoimmune Diseases
Country	Patent Number	Filed	Expires	Status	Assignee
PCT	IL2020/051152	05-Nov-2020	05-Nov-2040	Pending	Yeda Research and Development Co. Ltd.

A Combination Therapy for a Stable and Long Term Engraftment
Country	Patent Number	Filed	Expires	Status	Assignee
USA	10,369,172	20-Dec-2012	11-Jan-2034	Granted	Yeda Research and Development Co. Ltd.
USA (Continuation)	2019-0328793-A1	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.
Europe	2793914	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
Israel	233303	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
Australia	2012355990	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
New Zealand	627272	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
Hong Kong	1202810A	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.
Republic of Korea	2109643	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
Singapore (Divisional)	10201801905W	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.
Mexico	370404	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
Russian Federation	2657758	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.

A Combination Therapy for a Stable and Long Term Engraftment Using Specific Protocols for T/B Cell Depletion
Country	Patent Number	Filed	Expires	Status	Assignee
USA	10,434,121	20-Dec-2012	11-Jan-2034	Granted	Yeda Research and Development Co. Ltd.
USA (Continuation)	2019-0358269-A1	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.
Europe	2797421	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
Canada	2,859,952	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.
Israel	233302	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
Australia	2012355989	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
Australia (Divisional)	2016259415	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
New Zealand	627549	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
Japan	6,313,219	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
Hong Kong	1202775A	20-Dec-2012	20-Dec-2032	Allowed	Yeda Research and Development Co. Ltd.
Singapore	11201403456U	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
Brazil	BR 11 2014 015959 9	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.
Mexico	372502	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
South Africa	2014/05298	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
Russian Federation	2648354	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.

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

The technology has achieved distinctive results in animal live trial models. See, e.g., Eran Ophir et al. Murine anti-third party central-memory CD8+ promote hematopoietic chimerism under mild conditioning: lymph-node sequestration and deletion of anti-donor T cells, BLOOD, Feb. 14, 2013, at 1220; Towards off-the-shelf genetically modified T cells: prolonging functional engraftment in Mice by CD8 veto T cells, Leukemia 32, 2018; 1038-1040. It has also demonstrated both safety and efficacy thus far in human clinical trials. If it continues to succeed in human clinical trials, we believe that it may have meaningful and potentially broad impact on the field of stem cell transplantation:

1)	Significantly improve outcomes of transplantations by reducing the host (transplant recipient) rejection rate of T-cell depleted stem cells (e.g. from bone marrow) – thus supporting successful engraftment of the transplanted cells, which is the treatment for the blood cancer itself. In order to improve the safety of this cancer treatment, Veto Cell technology has shown in both preclinical studies and initial clinical data that it can markedly reduce both the risk of GvHD and the need for using aggressive amounts of immunosuppression medications, as well as, in preclinical studies and anticipated to be shown as clinical studies progress, preventing viral infections that typically threaten patients post transplantation. This safer means of deliver stem cell transplants would significantly reduce the HSCT mortality rate and therefore lead to broader use of this treatment. Furthermore, by adding CAR-T to the HSCT protocol, we can bridge between the initial transplantation and the conclusion of immune reconstitution, thus providing both short-term and ongoing protection against remission. This has the potential to significantly improve efficacy beyond that of the current outcomes of either CAR-T or HSCT on their own.

2)	Substantively increase the number of transplantations by enabling successful engraftment under lower levels of immune suppression and therefore making the therapy accessible to older and sicker patients (who today may not survive ablation).

3)	Further increase the number of transplantations by making transplantation appropriate for other indications (for which today transplantation would be considered an inappropriately risky treatment).

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

Yeda, has filed two patent applications that extend the usage of Veto Cell technology as a critical enabler for other cell therapy treatments. One patent application highlights, based on preclinical data, the ability of Veto Cells to accompany other cell therapy treatments and help them overcome rejection and avoid GvHD in an allogeneic treatment setting. This patent was recently granted in the United States. The other patent application involves a genetically modified Veto Cell that can have sustained survival in the patient’s body while avoiding rejection and GvHD. Both of these applications, as well as a more recent one filed showing data which combines Veto Cells with CAR-T cells, highlight the potential to make CAR-T cells, which to date have been effective primarily in an autologous (patient’s own cells) setting, succeed in an allogeneic setting. What follows is a description of the significance of these two new patent applications:

-	Gene modified cell therapy is considered to be one of the most promising cancer treatment approaches in decades, with companies like Kite Pharma and JUNO Therapeutics having recently been acquired at multi-billion dollar valuations after having successfully treated relatively small numbers of patients in clinical trials.

-	While gene modified treatments such as CAR-T have shown remarkable results in cancer treatment trials, their published successes to date have been mostly limited to “autologous” blood cell cancer treatments using the patient’s own cells. There are concerns that this type of “personalized” treatment may not have favorable economics on a large-scale basis.

-	The ideal, more lucrative commercial path for CAR-T and similar genetically engineered cell therapies is to become allogeneic or off the shelf product with drug-like distribution economics and to treat a broad spectrum of cancers including solid tumors. Allogene Therapeutics, an early stage clinical company focused on allogeneic CAR-T, has recently attained a valuation approaching $5 billion, underlining the importance of off-the-shelf CAR as a potential cancer treatment. Cell Source licenses Yeda’s patent applications for combining Veto Cells with genetically modified T cells and is currently exploring active collaboration with CAR-T cell providers to move Veto and CAR-T combined cell therapy towards the clinic.

-	In the case of blood cancer treatment, we believe that a VETO CAR-T combined treatment will provide sustained protection for patients in relapse as well as a fundamentally superior approach for those in remission.

Cell Source has completed a collaboration, through its licensing agreement with Yeda, with Professor Zelig Eshhar, the inventor of CAR-T cells. Professor Eshhar has served as both a scientist at the Weizmann Institute and on the Scientific Advisory Board of KITE Pharma. This collaboration confirmed the strength of combining Veto Cell technology with CAR-T cell therapy. Cell Source plans to introduce allogeneic VETO CAR-T HSCT combined cell treatment for lymphoma and leukemia and, eventually, off the shelf VETO CAR-T for these and other cancers, including solid tumors.

Furthermore, Yeda has filed a patent application, licensed to Cell Source, which is now in the national phase, as well as a new patent based on more advanced data, for an Anti-Viral Veto Cell. Below is an explanation of the potential for this application:

-	Other than primary disease (typically blood cell cancer) the leading causes of death in unrelated donor bone marrow transplants are rejection, GvHD, where the donor bone marrow rejects the host or recipient), and infections, which collectively are responsible for over 40% of deaths after haploidentical donor transplants within the first 100 days post-transplant.

-	It is well established that GvHD can be prevented by T cell depletion of the bone marrow transplant. However, this procedure is also associated with an increased rate of graft rejection. Preclinical studies and initial clinical results suggest that this problem can be overcome by adding Veto Cells to the bone marrow transplant, as well as allowing for a reduced intensity conditioning (RIC) regimen. However, viruses such as CMV and EBV remain a major threat to patients post-transplant.

-	Cell Source has developed a next generation Veto Cell that not only facilitates mismatched transplants but also protects the transplant recipient against these common viruses. During the initial period after a stem cell transplantation the patient’s body undergoes an immune system reconstitution period. While the “new” immune system is building up, the patient is particularly vulnerable to viral infections develop in over 90% of bone marrow transplant recipients during the first 100 days post transplantation. Veto cells can fend off CMV until such time as the patient’s own immune system reconstitutes to the point that it can fight off the infection on its own.

-

Combining GvHD prevention by using T cell depleted transplants with anti-rejection action, under a mild conditioning regimen, as well as virus prevention, Veto Cell could potentially significantly increase survival rates post-transplant. Further adding the short-term cancer killing of CAR-T can combine to deliver even better long term survival outcomes.

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

This effect is long-lived. Firstly, the Veto Cells themselves are long-lived memory cells. Secondly, when infused with stem cells the latter migrate to the thymus where, over time, they create a new “identity” in the host and initiate chimerism where the host and donor cells peacefully co-exist. This chimerism has the effect of “educating” new T-cells being generated by the thymus to tolerate donor cells and this tolerance can become permanent. Furthermore, by inducing permanent tolerance to donor cells, Veto Cells may be able to enable both acceptance (i.e. mitigate both host rejection and GvH rejection) and thus persistence (i.e. extended survival resulting in enhanced efficacy) of important cell therapy treatments such as CAR-T cells, TCRs and NK cells in treating both blood cell and solid tumor cancers. Beyond this, Veto Cells can be directed not only to kill host anti-donor rejecting cells, but also common viruses such as EBV and CMV that are a common cause of post-transplantation morbidity and mortality.

Target Indications

Our Veto Cell technology, an intravenously administered cell suspension, if successful, could initially be used in stem cell (e.g. bone marrow) and other transplantations associated with malignant disorders (i.e., cancers). Veto Cell technology may also be applied to selected non-malignant conditions. The following sections provide a brief overview of the use of the Veto Cell technology in both of these scenarios.

i. Stem Cell Transplantation

In order to describe the effect of Veto Cells in transplantation, it is helpful to first briefly review the state of the art:

In a conventional stem cell transplant, the recipient first receives myeloablative conditioning - powerful chemotherapy and/or radiation therapy intended to destroy his/her own bone marrow cells. This has a threefold purpose:

1)	It destroys the host T-cells so they will not attack (reject) the donor bone marrow cells.

2)	It makes space in the host bone marrow for the new donor cells.

3)	It destroys diseased host blood cells so that they do not proliferate and cause relapse following the procedure.

In practice however, there are three major problems:

•	Host rejection - the myeloablative conditioning does not destroy all of the host T-cells. Those that remain may aggressively attack the donor bone marrow cells before they can engraft.

•	GvHD - the transplanted cells include donor T-cells which recognize the host’s body as foreign and attack it.

•	Infections are a common complication from HSCT and result in 27% of early patients deaths in haploidentical transplants in the US.

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

The Veto Cells are then introduced into the host following the transplantation of the stem cells. The host mounts its normal immune response to the donor cells by generating a population of T-cell clones that will bind to any cells expressing markers from this specific donor. In a conventional transplantation, these T-cells would bind to and destroy donor stem-cells thus causing rejection of the transplant.

However, when the transplantation treatment involves a large numbers of Veto Cells, this rejection mechanism is “ambushed.” Since the Veto Cells express the same donor markers as the stem cells, the host T-cell clones will attempt to bind to the donor-derived Veto Cells as noted above, which act as decoys by attracting and then counterattacking and killing the clones before they ever reach the stem cell transplantation. These same Veto Cells concurrently attack viruses such as CMV and EBV which are a common source of infections that threaten HSCT patients. Based on additional preclinical data, in June of 2016 Yeda filed a U.S. provisional patent application, which has since been granted, and in 2019 a further patent application based on additional data, also licensed by Cell Source, which show the ability of Veto Cells to be directed against these types of viruses that typically cause infections in bone marrow transplant patients. This additional functionality, when combined with attacking host anti-donor rejecting cells, may even further enhance survival rates for patients.

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

iv. Enabling Third Party Cell Therapies

Based on preclinical studies using genetically modified cells, in July of 2015 Yeda filed two U.S. provisional patent applications, both of which have since entered the national phase, and one of which was granted in 2021, which are also licensed exclusively by Cell Source on a worldwide basis. These patent applications show the ability of Veto Cells to enhance the performance of cell therapy treatments involving genetically modified receptors. When combined with CAR-T or TCR cell therapy for example, these would potentially greatly enhance the ability of these treatments to be used in an allogeneic or “off the shelf” setting, and also increase their efficacy by avoiding both rejection and GvHD, thus increasing their persistence (survival in the patient’s body). A new patent, based on the Cell Source collaboration with Dr. Zelig Eshhar, the inventor of CAR-T technology, showing the effectiveness of Veto Cells combined with CAR-T cell therapy, was filed by Yeda, under license to Cell Source, in 2020.

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

In the case of congenital non-malignant diseases such as sickle cell disease and aplastic anemia, the body’s bone marrow produces “flawed” cells. An effective treatment is HSCT which replaces the flawed host bone marrow with healthy donor cells. These cells then produce healthy blood cells, basically curing the anemia. As noted elsewhere however, today HSCT is a risky procedure because of the graft/host immune conflicts. It is therefore used infrequently to treat sickle cell disease. The Veto Cell tolerizing technology would increase the target population for this treatment by significantly reducing these conflicts and by extension the procedure’s risk. Yeda has filed patent applications, licensed to Cell Source, based on preclinical data that show Veto Cells’ effectiveness in reversing Sickle Cell Disease and their use in the treatment of T-cell mediated auto immune diseases such as preventing the development of Type 1 Diabetes.

Development Status

The Veto Cell platform has been extensively tested by in vitro studies (on both human and mouse disease) and confirmed in animal trials. The results appear to be consistently effective.

1.Inducing chimerism:

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

Offering	Objective	Major Activities	Estimated timing
VETO CAR-T (with and without HSCT)	Validate and introduce new commercial treatment to deliver safer and more successful haploidentical HSCT combined with CAR-T cell therapy	1. Establish initial safety and efficacy for Anti-viral Veto Cell, then augment existing trial protocol with CAR-T	•2022
		2. Commence multi-center registration study	•2024-2025
		3. Introduce approved product to high profile US HSCT centers	•2026-2028

Veto Cell Organ Transplantation	Validate efficacy of Veto Cells in attaining engraftment and reducing need for ongoing post-transplant anti-rejection treatment for haploidentical kidney transplants	1. Finalize treatment protocol and commence Phase 1/2 study	•2021-2022
		2. Show sustained tolerance post- transplant without need for daily anti-rejection therapy	•2023-2024

Products and Services

Currently, we do not have any products, and there is no assurance that we will be able to develop any products.

The following products are currently planned:

1.	VETO CAR-T HSCT cell therapy for donor mismatched allogeneic stem cell transplantations for treatment of blood cancer.

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

This therapy will involve a partially mismatched donor organ transplant followed by an Anti-Viral Veto powered HSCT using stem cells derived from the same donor.

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

The specific detailed next steps the company must take to get the treatments or products to market include the following:

In the case of the Megadose Drug Combination, the Hematology and Bone Marrow Transplantation Unit of the University of Parma in Italy on May 14, 2014 requested and on October 23, 2014 obtained approval from the Italian Medicine Association (the Italian equivalent of the U.S. FDA) to conduct human clinical trials using the “Megadose + Drug Combination.” While we are not mentioned in the application nor in the approval, we may indirectly benefit from the outcome of the trial, if successful, although we are not the sponsor of this trial. There are no written or verbal agreements between the hospital and Cell Source regarding the use of the technology. That said, Cell Source is aware and in favor of the hospital’s plans to use the technology and would of course find a positive initial outcome encouraging. Since the treatment is being done on compassionate grounds as a non-commercial clinical trial, there is no legal requirement for the hospital to obtain approval to use the treatment protocol. The hospital successfully treated the first cancer patient using the Megadose Drug Combination technology that Cell Source exclusively licenses from Yeda. The patient who was suffering from late stage multiple myeloma, was released from hospital within a month of being treated and has since been cancer free for over six years, with no GvHD, as initially reported in Blood Advances, vol. 1 no. 24 2166-2175 which was published online October 27, 2017.

While Cell Source is not a sponsor of the trial, the results provide a positive initial indication with respect to the technology. The patient received a bone marrow transplantation from a haploidentical or “mismatched” donor under a RIC regimen (i.e., a relatively low level of immune suppression treatment). There was successful initial engraftment of the transplantation in the absence of GvHD.

In November of 2018, we executed a sponsored research agreement with MD Anderson, which was amended in December of 2020. In February of 2019, we executed a second agreement with MD Anderson for the production of Veto Cells and the conducting of a Phase 1/2 FDA trial for the Anti-Rejection, Anti-Viral Veto Cell. The treatment protocol was submitted to the FDA by MD Anderson in February of 2019. Cell Source has conducted Veto Cell production development in cooperation with the Medical Center at the Julius Maximilian University of Würzburg in Germany.

For the Anti-Viral Veto Cell product candidate, MD Anderson is currently conducting a Phase 1/2 human clinical trial, sponsored by Cell Source. The trial has successfully completed the first treatment cohort, with 3 patients each receiving a haploidentical HSCT under reduced intensity conditioning with Veto Cells. This first in human dose optimization trial has thus far shown that the initial dose is in fact the optimal dose, as all three patients had successful stem cell engraftment after 42 days, in the absence of GvHD. Cell Source is now continuing the trial as it proceeds with the next cohort of patients, using the same dose level. Cell Source anticipates that the US Phase 1/2 trial, once augmented with CAR-T cancer killing capability in the anticipated VETO CAR-T cell HSTC combined therapy, will last through 2023 or 2024. This would be followed by completion of a Phase 2 trial and Phase 3 trial, which could each last another 2-3 years. While under a fast track FDA program such as RMAT initial marketing approval could potentially be attained after a Phase 2 registration study as early as in 2025 or 2026, full approval, if successful, may not be attained until 2027 or later. Cell Source has concluded an initial proof-of-concept collaboration with Professor Zelig Eshhar, the inventor of CAR-T cell therapy, with respect to combining CAR-T cell therapy with Veto Cells. This is expected to lead to the augmentation of the existing Veto Cell treatment protocol at MD Anderson to include VETO CAR-T cells in 2022 or 2023, which may lead to fast track approval by 2025 or 2026 but may last until 2027 or 2028.

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

The following table summarizes the development plan through 2026:

Competition

In the area of allogeneic HSCT and related GvHD and virus management, our competitors include: the so-called “Baltimore” protocol, which employs a T-cell replete approach under RIC; companies who which have been focused on reducing GvHD in a T-cell depleted setting, with high intensity conditioning (e.g. Kiadis, Molmed, Bellicum and Fate); companies working to treat GvHD or viral infections after they occur (e.g. Abbvie, Incyte and Kadmon); and finally cell therapy companies developing anti-viral treatments (e.g. Atara, Allovir). In the area of CAR-T cell therapy, our competitors include allogeneic CAR-T companies (e.g. Allogene, Cellectis, Precision) and autologous CAR-T focused players (e.g. Novartis, Gilead (KITE), BMS/Celgene (JUNO), Bluebird).

Haploidentical HSCT is gaining popularity in the US, outflanking UCB (umbilical cord blood) and growing more quickly than MUD (matched unrelated donor) based transplants. In the US, the majority of haploidentical HSCT are performed under RIC, mostly using T- cell replete transplants with post-transplant cyclophosphamide treatment. While this “Baltimore” RIC approach has gained popularity (mainly due to safety reasons) – as a T-cell replete approach it carries the risk of marked GvHD. Although some T-cell depleted approaches have shown reductions in GvHD, they face significant safety issues due to their aggressive use of immune suppression. Similarly, while currently approved CAR-T therapy for blood cancer has shown compelling short term efficacy, the initial longer term data have shown a marked drop off in overall survival rates. Cell Source’s planned distinctive combination of a T-cell depleted HSCT with RIC, complemented by anti-viral activity and enhanced by CAR-T short-term cancer killing, aims to provide the “best of both worlds” with safer, more effective HSTC leading to a reconstituted immune system, supported by “bridging” CAR-T remission induction and relapse prevention during the immune reconstitution period.

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

Strategy Overview

Our strategy is based on two underlying drivers: (a) that animal studies (supported by initial human data) show Veto Cell technology to be consistently effective and have advantages over competitors; and (b) that the lead indications (the most common blood cancers) are relatively common, have high mortality and have limited treatment options today.

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

Our strategy can be summarized as follows:

Strategy Element	Introductory period (years 1 -3 post FDA approval)	Years 4+

Market Segments	•Lymphoma and leukemia •Multiple myeloma •Kidney disease	•Same as before plus solid tumor cancer targets, liver failure, sickle cell anemia beta thalassemia, diabetes and other non-malignant hematological disorders;

Product Rollout	•VETO CAR-T (with or without HSCT) for B-cell malignancies •Veto Cell Kidney transplants	•VETO CAR-T for solid tumors •Veto Cell liver transplants •Veto HSCT for non-malignant disorders

Customer/ Geographic Focus	•United States •Western Europe •China	•Major markets worldwide

Channels/Go to Market	•Direct relationships with leading transplantation centers •Partnerships with global pharma players	•Out-licensing to, or outright acquisition by, global pharma players

Pricing	•Consistent with other cell therapy offerings currently associated with transplantations and immuno-oncology	•Potentially higher volume, lower cost for “off the shelf” offerings

Operations	•Three production centers: -US -Western Europe -Far East •Initial capacity leased from or situated adjacent to major transplantation center.	•Regional production centers owned outright or JV with partners

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

In general, we assume a capital cost per stand-alone production facility of at least $10 million. This estimate is based, in part, on the projected high costs of GMP “clean rooms,” each of which can cost $1 million to set up. We will need to obtain financing in order to fund the setup of such facilities. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

The chart below provides an overview of the current trials plan, which can of course vary based on both finalization of human protocols and timing or regulatory approvals:

Trial Plans

Trials are planned for the US and Europe. The current initial US trial plans to treat 24 patients. We plan to focus on haploidentical (donor mismatched) stem cell bone transplantation under reduced intensity conditioning (reduced levels of immune suppression treatment) for B-cell malignancies. We are currently conducting preclinical trials for VETO CAR-T cell therapy. Once we complete a proof of concept, we plan to augment the current clinical trial protocol for blood cell cancer to include VETO CAR-T cells, and to develop an Off-the-shelf VETO CAR-T treatment, without a stem cell transplant, for patients in relapse. In the future, we plan to conduct clinical trials for solid tumor patients as well. Also, once we have shown safety and efficacy for Veto Cell based stem cell transplants, we plan to combine these with haploidentical kidney transplants in patient trials.

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

Intellectual Property

Pursuant to the Yeda License Agreement, Yeda granted the Company an exclusive worldwide license to certain patents, discoveries, inventions and other intellectual property generated (together with others) by Professor Yair Reisner at the Immunology Department at the Weizmann Institute. Under the Yeda License Agreement, The Company grants Yeda a 4% royalty on sales of patented products. Cell Source is required to pay Yeda a $50,000 annual license fee until such time as payment of royalties commences. The Yeda License Agreement also requires the Company to proceed with the development of the technologies on a timely basis. Furthermore, the associated research budget was increased to $235,000 covering the period from July 1, 2019 to March 31, 2020.

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

The agreement with Yeda includes certain development milestones. If the Company fails to achieve any one of the milestones set forth in the Yeda License Agreement (as per the current amended version) which are listed below, then Yeda will be entitled to (i) modify the related license such that it will become non-exclusive or (ii) terminate the Yeda License Agreement upon thirty (30) days written notice:

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

Our clinical trials may fail to demonstrate substantial evidence of the safety and efficacy of our product candidates or any future product candidates, which would prevent or delay or limit the scope of regulatory approval and commercialization.

To obtain the requisite regulatory approvals to market and sell any of our product candidates and any other future product candidates, we must demonstrate through clinical trials that our product candidates are safe and effective for use in each targeted indication. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical development process. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful, and a clinical trial can fail at any stage of testing.

Further, the process of obtaining regulatory approval is expensive, often takes many years following the commencement of clinical trials, and can vary substantially based upon the type, complexity, and novelty of the product candidates involved, as well as the target indications, patient population, and regulatory agency. Prior to obtaining approval to commercialize our product candidates and any future product candidates in the United States or abroad, we or our potential future collaborators must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses.

Clinical trials that we conduct may not demonstrate the efficacy and safety necessary to obtain regulatory approval to market our product candidates. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols, and the rate of dropout among clinical trial participants. If the results of our ongoing or future clinical trials are inconclusive with respect to the efficacy of our product candidates, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with our product candidates, we may be delayed in obtaining marketing approval, if at all. Additionally, any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of our product candidates in those and other indications.

Even if the trials are successfully completed, clinical data are often susceptible to varying interpretations and analyses, and we cannot guarantee that the FDA or comparable foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. We cannot guarantee that the FDA or comparable foreign regulatory authorities will view our product candidates as having efficacy even if positive results are observed in clinical trials. The FDA or comparable foreign regulatory authorities may not agree with our manufacturing strategy or find comparability between our clinical trial product candidates and proposed commercial product candidates even if positive results are observed in clinical trials, which may result in regulatory delays or a need to perform additional clinical studies. Moreover, results acceptable to support approval in one jurisdiction may be deemed inadequate by another regulatory authority to support regulatory approval in that other jurisdiction. To the extent that the results of the trials are not satisfactory to the FDA or comparable foreign regulatory authorities for support of a marketing application, approval of our product candidates and any future product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Even if regulatory approval is secured for a product candidate, the terms of such approval may limit the scope and use of the specific product candidate, which may also limit its commercial potential.

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

Even if approved, our products may not gain market acceptance, in which case we may not be able to generate product revenues, which will materially adversely affect our business, financial condition, and results of operations.

Even if the FDA or any comparable foreign regulatory authority approves the marketing of any product candidates that we develop, physicians, healthcare providers, patients, or the medical community may not accept or use them. Additionally, the product candidates that we are developing are based on our proprietary platforms, which are new technologies. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenues or any profits from operations. The degree of market acceptance of any of our product candidates will depend on a variety of factors, including:

•	the timing of market introduction;

•	the terms of any approvals and the countries in which approvals are obtained;

•	the number and clinical profile of competing products;

•	our ability to provide acceptable evidence of safety and efficacy;

•	the prevalence and severity of any side effects;

•	relative convenience and ease of administration;

•	cost-effectiveness;

•	patient diagnostics and screening infrastructure in each market;

•	marketing and distribution support;

•	adverse publicity about our product candidates;

•	availability of coverage, adequate reimbursement and sufficient payment from health maintenance organizations and other insurers, both public and private, for our product candidates, or the procedures utilizing our product candidates, if approved;

•	the willingness of patients to pay out-of-pocket in the absence of coverage by third-party payors and government authorities; and

•	other potential advantages over alternative treatment methods.

In addition, although we are not utilizing replication competent vectors, adverse publicity due to the ethical and social controversies surrounding the therapeutic use of such technology, and reported side effects from any clinical trials using these technologies or the failure of such trials to demonstrate that these therapies are safe and effective may limit market acceptance of our product candidates. If our product candidates are approved but fail to achieve market acceptance among physicians, patients, hospitals, cancer treatment centers or others in the medical community, we will not be able to generate significant revenue.

If our product candidates fail to gain market acceptance, this will have a material adverse impact on our ability to generate revenues to provide a satisfactory, or any, return on our investments. Even if some products achieve market acceptance, the market may prove not to be large enough to allow us to generate significant revenues.

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

Confidentiality agreements with employees and third parties may not prevent unauthorized disclosure of trade secrets and other proprietary information.

In addition to the protection afforded by patents, we seek to rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce, and any other elements of our product candidates, technology and product discovery and development processes that involve proprietary know-how, information, or technology that is not covered by patents. Any disclosure, either intentional or unintentional, by our employees, the employees of third parties with whom we share our facilities or third-party consultants and vendors that we engage to perform research, clinical trials or manufacturing activities, or misappropriation by third parties (such as through a cybersecurity breach) of our trade secrets or proprietary information could enable competitors to duplicate or surpass our technological achievements, thus eroding our competitive position in our market. Because we expect to rely on third parties in the development and manufacture of our product candidates, we must, at times, share trade secrets with them. Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

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

Should any collaborative partner or service provider fail to appropriately research, develop, test or successfully commercialize any product to which the Company has rights, our business may be adversely affected. Failure of a collaborative partner or service provider to successfully conduct or complete their activities or to remain a viable collaborative partner or commercial enterprise for an y particular program could delay or halt the development or commercialization of any products arising out of such program. While management believes that collaborative partners and service providers will have sufficient economic motivation to continue their activities, there can be no assurance that any of these collaborations or provisions of required services will be continued or result in successfully commercialized products.

Notably, we maintain an exclusive worldwide license to certain intellectual property owned by Yeda pursuant to the Yeda License Agreement, as further discussed in the “Intellectual Property” section hereinafter. If we should default under the License Agreement, then our rights to Yeda’s intellectual property would extinguish, and we would lose all rights to operate the licenses. In such event, we would effectively cease to operate unless we re-obtained licensing with Yeda.

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

Our ability and our collaborators’ ability to sell therapeutic products will depend to a large extent upon reimbursement from health care insurance companies.

Our success may depend, in part, on the extent to which reimbursement for the costs of therapeutic products and related treatments will be available from third-party payers such as government health administration authorities, private health insurers, managed care programs, and other organizations. Over the past decade, the cost of health care has risen significantly, and there have been numerous proposals by legislators, regulators and third-party health care payers to curb these costs. Some of these proposals have involved limitations on the amount of reimbursement for certain products. Similar federal or state health care legislation may be adopted in the future and any products that we or our collaborators seek to commercialize may not be considered cost-effective. Adequate third-party levels that are sufficient for realization of an appropriate return on investment in product development.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs, therapeutic platforms, and product candidates that we identify for specific indications. Additionally, we have contractual commitments under our collaboration agreements to use commercially reasonable efforts to develop certain programs and, thus, do not have unilateral discretion to vary from such agreed to efforts. In addition, we have contractual commitments to conduct certain development plans, and thus may not have discretion to modify such development plans, including clinical trial designs, without agreement from our collaboration partners. As a result, we may forego or delay pursuit of opportunities with other therapeutic platforms or product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs, therapeutic platforms, and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

Interim, topline, or preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data becomes available or as we make changes to our manufacturing processes and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose interim, topline, or preliminary data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Further, modifications or improvements to our manufacturing processes for a therapy may result in changes to the characteristics or behavior of the product candidate that could cause our product candidates to perform differently and affect the results of our ongoing clinical trials. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available.

From time to time, we may also disclose preliminary or interim data from our preclinical studies and clinical trials. Preliminary or interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Additionally, disclosure of preliminary or interim data by us or by our competitors could result in volatility in the price of our common stock.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions, or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate, and our company in general. If the interim, topline, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, any of our potential product candidates may be harmed, which could harm our business, operating results, prospects, or financial condition.

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

The outbreak of the novel coronavirus disease, COVID-19, could materially and adversely affect our preclinical studies and development, any clinical trials we subsequently commence, and our business, financial condition, and results of operations.

In December 2019, the coronavirus disease, COVID-19, was identified in Wuhan, China. Since then, COVID-19 has spread globally. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a national emergency with respect to COVID-19. In response to the COVID-19 pandemic, “shelter in place” orders and other public health guidance measures have been implemented across much of the United States, including in the locations of our offices and those of key vendors and partners. As a result of the COVID-19 pandemic, or similar pandemics, and related “shelter in place” orders and other public health guidance measures, we have and may in the future experience disruptions that could materially and adversely impact our preclinical studies and clinical trials, and our business, financial condition, and results of operations. Potential disruptions to our preclinical development efforts include, but are not limited to:

•	delays or disruptions in preclinical experiments and IND-enabling studies due to restrictions of on-site staff, limited or no access to animal facilities, and unforeseen circumstances at contract research organizations (CROs) and vendors;

•	limitations on employee or other resources that would otherwise be focused on the conduct of our preclinical work and any clinical trials we subsequently commence, including because of sickness of employees or their families, the desire of employees to avoid travel or contact with large groups of people, an increased reliance on working from home, school closures, or mass transit disruptions;

•	delays in necessary interactions with regulators, ethics committees, and other important agencies and contractors due to limitations in employee resources or forced furlough of government or contractor personnel; and

•	limitations in maintaining our corporate culture that facilitates the transfer of institutional knowledge within our organization and fosters innovation, teamwork, and a focus on execution.

•

interruption of key clinical trial activities, such as clinical trial site data monitoring and efficacy, safety and translational data collection, processing and analyses, due to limitations on travel imposed or recommended by federal, state, or local governments, employers and others or interruption of clinical trial subject visits, which may impact the collection and integrity of subject data and clinical study endpoints;

•	delays or difficulties in initiating or expanding clinical trials, including delays or difficulties with clinical site initiation and recruiting clinical site investigators and clinical site staff;

•	delays or difficulties in enrolling and retaining patients in our clinical trials;

•	increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19 or other health conditions or being forced to quarantine;

•	interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns, or stoppages and disruptions in materials and reagents;

•	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•	interruption or delays in the operations of the FDA and comparable foreign regulatory agencies;

•	changes in regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

•	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;

•	limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;

•	interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;

•	refusal of the FDA or comparable regulatory authorities to accept data from clinical trials in affected geographies; and

•	additional delays, difficulties or interruptions as a result of current or future shutdowns due to the COVID-19 pandemic in countries where we or our third-party service providers operate.

The COVID-19 global pandemic continues to rapidly evolve. Although many countries, including certain countries in Europe and the United States, have re-opened, rises in new cases have caused certain countries to re-initiate restrictions. The extent to which the outbreak may affect our preclinical studies, clinical trials, business, financial condition, and results of operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions, and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures, or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. Additionally, we are unable to predict if a different pandemic could have similar or different impacts on our business, financial condition, or share price. Future developments in these and other areas present material uncertainty and risk with respect to our clinical trials, business, financial condition, and results of operations.

Risks Related to Our Capital Resources and Impairments

We have a limited operating history and a history of operating losses and expect to incur significant additional operating losses.

Our planned principal operations are the development and commercialization of new cell therapy products focused on treatment of blood cancers, certain non-malignant disorders and organ transplantations. We are currently conducting research and development activities in order to facilitate the continued transition of the patented technology we license from the laboratory to clinical trials. We have a limited operating history. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. We have generated net losses since we began operations, including a net loss of $4,560,165 for the year ended December 31, 2020. We expect to incur substantial additional net expenses over the next several years as our research, development, and commercial activities increase. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to generate revenue and achieve profitability will depend on, among other things, successful completion of the preclinical and clinical development of our product candidates; obtaining necessary regulatory approvals from the U.S. Food and Drug Administration (the “FDA”) and international regulatory agencies; successful manufacturing, sales, and marketing arrangements; and raising sufficient funds to finance our activities. If we are unsuccessful at some or all of these undertakings, our business, prospects, and results of operations may be materially adversely affected.

We will need to secure additional financing.

We anticipate that we will incur operating losses for the foreseeable future. Our historical cash burn rate was approximately $250,000 per month. As of December 31, 2020, we had cash in the amount of $245,119. Based on our current resources, we will not be able to continue to operate without additional immediate funding. If we are not successful in securing additional financing, we may be required to delay significantly, reduce the scope of or eliminate one or more of our research or development programs, downsize our general and administrative infrastructure, or seek alternative measures to avoid insolvency, including arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or products. Our future capital requirements will depend on many factors, including:

•	the scope, timing, progress, costs, and results of discovery, preclinical development, and clinical trials for our current or future product candidates;

•	the number of clinical trials required for regulatory approval of our current or future product candidates;

•	the costs, timing, and outcome of regulatory review of any of our current or future product candidates;

•	the cost of manufacturing clinical and commercial supplies of our current or future product candidates;

•	the costs and timing of future commercialization activities, including manufacturing, marketing, sales, and distribution, for any of our product candidates for which we receive marketing approval;

•	the costs and timing of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property rights, and defending any intellectual property-related claims, including any claims by third parties that we are infringing upon their intellectual property rights;

•	our ability to maintain existing, and establish new, strategic collaborations, licensing, or other arrangements and the financial terms of any such agreements, including the timing and amount of any future milestone, royalty, or other payments due under any such agreement;

•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;

•	expenses to attract, hire, and retain skilled personnel;

•	the costs of operating as a public company;

•	our ability to establish a commercially viable pricing structure and obtain approval for coverage and adequate reimbursement from third-party and government payers;

•	addressing any potential interruptions or delays resulting from factors related to the COVID-19 pandemic;

•	the effect of competing technological and market developments; and

•	the extent to which we acquire or invest in businesses, products, and technologies.

Our ability to raise additional funds will depend on financial, economic, political and market conditions and other factors, over which we may have no or limited control. Market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we could be required to:

•	delay, limit, reduce, or terminate preclinical studies, clinical trials, or other research and development activities, or eliminate one or more of our development programs altogether; and

•	delay, limit, reduce, or terminate our efforts to access manufacturing capacity, establish sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates, or reduce our flexibility in developing or maintaining our sales and marketing strategy.

There is substantial doubt about our ability to continue as a going concern.

As of December 31, 2020, we had a working capital deficit and accumulated deficit of $7,947,382 and $25,705,993, respectively. During the year ended December 31, 2020, we incurred a net loss of $4,560,165. We have historically incurred operating losses and may continue to incur operating losses for the foreseeable future. We believe that these conditions raise substantial doubt about our ability to continue as a going concern within twelve months from the date these financial statements are issued. This may hinder our future ability to obtain financing or may force us to obtain financing on less favorable terms than would otherwise be available. We have not generated revenues to-date. Our primary source of operating funds since inception has been equity and debt financings. Our plans include continued efforts to raise additional capital through debt and equity financings. There is no assurance that these funds will be sufficient to enable us to fully complete our development activities or attain profitable operations. If we are unable to obtain such additional financing on a timely basis or, notwithstanding any request we may make, if our debt holders do not agree to convert their notes into equity or extend the maturity dates of their notes, we may have to curtail our development, marketing and promotional activities, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations and liquidate. There can be no assurance that we will be able to continue as a going concern.

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

As of December 31, 2020, $1,538,000 of indebtedness represented by outstanding promissory notes was past due. Although only one holder of a note with the principal amount of $250,000 has elected to pursue remedies against us, no assurance can be given that the other holders will not do so in the future. The institution of collection actions could have a material adverse effect on our business and could force us to seek relief through insolvency or other proceedings.

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

Our officers, directors and affiliates currently own approximately 20% of our outstanding common stock. Such concentrated control of the Company may adversely affect the value of our ordinary shares. If you acquire our ordinary shares, you may have no effective voice in our management. Sales by our insiders or affiliates, along with any other market transactions, could affect the value of our ordinary shares.

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

Other General Factors

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

As of December 31, 2020, we had 32,538,411 shares of Common Stock issued and outstanding and outstanding warrants to purchase 7,580,676 shares of Common Stock. The issuance of shares of Common Stock upon exercise of outstanding warrants or options could result in substantial dilution to our stockholders, which may have a negative effect on the price of our Common Stock.

Our stock price may be volatile or may decline regardless of our operating performance, resulting in substantial losses for investors.

The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below and other factors describe in this “Risk Factors” section:

•	the commencement, enrollment, or results of current and future preclinical studies and clinical trials and trials we may conduct, or changes in the development status of our product candidates;

•	any delay in our regulatory filings for our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including, without limitation, the issuance by the FDA of a “refusal to file” letter or a request for additional information;

•	adverse results or delays in clinical trials;

•	our decision to initiate a preclinical study or clinical trial, not to initiate a preclinical study or clinical trial or to terminate an existing preclinical study or clinical trial;

•	adverse actions taken by regulatory agencies with respect to our preclinical studies or clinical trials, manufacturing supply chain or sales and marketing activities, including failure to receive regulatory approval of our product candidates;

•	changes in laws or regulations, including, but not limited to, preclinical study or clinical trial requirements for approvals;

•	any adverse changes to our relationship with manufacturers or suppliers;

•	manufacturing, supply or distribution shortages;

•	our failure to commercialize our product candidates;

•	changes in the structure of healthcare payment systems;

•	additions or departures of key scientific or management personnel;

•	unanticipated serious safety concerns related to the use of our product candidates;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;

•	variations in our results of operations;

•	our cash position;

•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

•	publication of research reports about us or our industry, or in vivo and ex vivo cell engineering products in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•	announcements made by us or our competitors of new product and service offerings, acquisitions, strategic relationships, joint ventures, or capital commitments;

•	our inability to establish collaborations, if needed;

•	our ability to effectively manage our growth;

•	the size and growth of our initial target markets;

•	changes in the market valuations of similar companies;

•	press reports, whether or not true, about our business;

•	sales or perceived potential sales of our common stock by us or our stockholders in the future;

•	overall fluctuations in the equity markets;

•	ineffectiveness of our internal controls;

•	changes in accounting practices or principles;

•	changes or developments in the global regulatory environment;

•	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

•	general political and economic conditions; and

•	other events or factors, many of which are beyond our control.

In addition, the stock market in general and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. If the market price of our common stock after this offering does not exceed the initial public offering price, you may not realize any return on, and may lose some or all of, your investment.

Our quarterly operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline.

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•	timing and variations in the level of expense related to the current or future development of our programs;

•	timing and status of enrollment for our clinical trials;

•	impacts from the COVID-19 pandemic on us or third parties with which we engage;

•	results of clinical trials, or the addition or termination of clinical trials or funding support by us or potential future partners;

•	our execution of any collaboration, licensing or similar arrangements, and the timing of payments we may make or receive under potential future arrangements or the termination or modification of any such potential future arrangements;

•	any intellectual property infringement, misappropriation or violation lawsuit or opposition, interference or cancellation proceeding in which we may become involved;

•	additions and departures of key personnel;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	if any product candidate we may develop receive regulatory approval, the timing and terms of such approval and market acceptance and demand for such product candidates;

•	the timing and cost to establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval and intend to commercialize on our own or jointly with current or future collaborators;

•	regulatory developments affecting current or future product candidates or those of our competitors;

•	the amount of expense or gain associated with the change in value of the success payments and contingent consideration; and

•	changes in general market and economic conditions.

If our quarterly operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Furthermore, any quarterly fluctuations in our operating results may, in turn, cause the price of our stock to fluctuate substantially. We believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.

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

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results, or financial condition. Additionally, the dramatic increase in the cost of directors’ and officers’ liability insurance may cause us to opt for lower overall policy limits or to forgo insurance that we may otherwise rely on to cover significant defense costs, settlements, and damages awarded to plaintiffs.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Under the Tax Cuts and Jobs Act of 2017, as modified by the Coronavirus Aid, Relief, and Economic Stability Act, or CARES Act, our federal net operating losses, or NOLs, generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act of 2017, or the CARES Act. In addition. under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. Shifts in our stock ownership (some of which are outside our control). As a result, our ability to use our pre-change NOLs and tax credits to offset post-change taxable income, if any, could be subject to limitations. Similar provisions of state tax law may also apply. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our corporate headquarters is located at 57 West 57th Street, New York, NY 10019 under a lease which expires in June 2021. The telephone number at such address is (646) 416-7896. We believe that our facilities are adequate and suitable for our current operations. To the extent that other office space is required, we believe that such space is readily available.

ITEM 3. LEGAL PROCEEDINGS.

Except as described below, we are not involved in any pending legal proceeding or litigations and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

In January 2019, the holder of a promissory note in the principal amount of $250,000 due on March 16, 2016 instituted a collection action in the Supreme Court of the State of New York, County of New York. A motion for summary judgment was heard on July 12 , 2019 and the Company did not oppose the motion. Judgment was entered in October 2019 in the amount of $267,680 and the Company’s motion to vacate was denied in February 2021. The Company has appealed the denial and is vigorously pursuing a motion to renew and reargue the motion to vacate so that it can present factual defenses to the plaintiff’s claims. The plaintiff has commenced steps to collect judgment.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Equity and Related Stockholder Matters

Our common stock is currently quoted under the symbol “CLCS” on the OTCQB.

As of April 9, 2021, there were 118 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Warrants

As of December 31, 2020, we had outstanding warrants to purchase an aggregate of 7,580,676 shares of common stock with a weighted average exercise price of $0.90 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

Our Board of Directors adopted the 2019 Equity Incentive Plan (the “Plan”) in August 2019. A total of 7,900,000 shares of common stock are reserved for issuance under the Plan, which permits the Board of Directors to issue stock options, stock appreciation rights, restricted stock, restricted stock units, performance and other awards to employees, consultants and directors of the Company. As of the date of filing, the Company’s shareholders have not approved the Plan. The number of stock options outstanding under the Plan, the weighted average exercise price of the outstanding options, and the number of securities remaining available for issuance as of December 31, 2020 were as follows:

EQUITY COMPENSATION PLAN TABLE

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	---	---	---
Equity compensation plans not approved by security holders	5,332,004	$0.77	2,567,996
Total	5,332,004	$0.77	2,567,996

Sales of Unregistered Securities

In November 2020, we issued a five year warrant to purchase 200,000 shares of common stock at an exercise price of $.75 per share to a service provider in connection with consulting services to be provided. The warrant vests in equal monthly installments during the sixteen-month period commencing one month after the date of the issuance. We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) in connection with this transaction.

In December 2020, we issued convertible notes in the aggregate principal amount of $325,000 to three accredited investors. The notes mature six months from the date of issuance and accrue interest at a rate of eight percent (8%) per annum. The notes are convertible into shares of Series C Preferred Stock at a conversion price of $7.50 per share at the holder’s option beginning on the date we first issue any shares of Series C Preferred Stock and automatically on the maturity date. It is anticipated that the Series C Preferred Stock will convert into shares of our common stock at a rate of ten shares of common stock for each share of Series C Preferred Stock. In connection with the issuance of the notes, we issued five year warrants to purchase an aggregate of 260,000 shares of common stock at an exercise price of $1.25 per share. We relied upon the exemption provided by Section 4(2) of the Securities Act in connection with these transactions.

In December 2020, we issued a five year warrant to purchase 150,000 shares of common stock at an exercise price of $.75 per share to a service provider in connection with consulting services to be provided. The warrant vests in equal monthly installments during the sixteen-month period commencing one month after the date of the issuance. We relied upon the exemption provided by Section 4(2) of the Securities Act in connection with this transaction.

During the year ended December 31, 2020, we issued 1,152,568 shares of common stock as payment of in-kind dividends to holders of Series A Convertible Preferred Stock. We relied upon the exemption provided by Section 4(2) of the Securities Act in connection with these transactions.

In January 2021, we issued an 8.0% convertible note in the principal amount of $645,222.22 and warrants to purchase 517,778 shares of Common Stock in exchange for a convertible promissory note in the principal amount of $555,556 issued in July 2020. The 8.0% convertible note is due on July 28, 2021 and the principal amount of the note will automatically convert into, at the lender’s option, into either shares of the Company’s Common Stock at a conversion price of $1.72 per share or shares of the Company’s Series C Convertible Preferred Stock, at a conversion price of $7.50 per share. The 8.0% convertible note provides that the Series C Convertible Preferred Stock, when created, will convert into the Company’s Common Stock at a rate of ten (10) shares of Common Stock for each share of Series C Conversion Preferred Stock. We relied upon the exemption provided by Section 3(a)(9) of the Securities Act in connection with this transaction.

Between January 7, 2021 and March 1, 2021, we issued convertible notes in the aggregate principal amount of $360,000 to accredited investors. The notes mature six months from the date of issuance and accrue interest at a rate of eight percent (8%) per annum. The notes are convertible into shares of Series C Preferred Stock at a conversion price of $7.50 per share at the holders option beginning on the date we first issue any shares of Series C Preferred Stock and automatically on the maturity date. It is anticipated that the Series C Preferred Stock will convert into shares of our common stock at a rate of ten shares for each share of Series C Preferred Stock. In connection with the issuance of the notes, we issued five year warrants to purchase an aggregate of 288,000 shares of common stock at an exercise price of $1.25 per share. We relied upon the exemption provided by Section 4(2) of the Securities Act in connection with these transactions.

In December 2020, we amended a previously issued convertible promissory note in the principal amount of $2,000,000 to extend the maturity date from October 31, 2020 to October 31, 2021 and increase the rate of interest from eight percent (8%) to ten percent 10%) per annum and received further proceeds of $500,000. In March 2021 we amended and restated the note and increased the principal amount of the note from $2,000,000 to $4,000,000 and received an additional $500,000 of proceeds. The Company may elect to convert the amended and restated note into shares of Series B Convertible Preferred Stock at a conversion price of $7.50 per share at any time after the creation of the Series B Convertible Preferred Stock and before the maturity date. Pursuant to the terms of the amended and restated note, we issued the holder additional five year warrants to purchase 800,000 shares of common stock at an exercise price of $1.25 per share. We relied upon the exemption provided by Section 4(2) of the Securities Act in connection with this transaction.

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management Discussion and Analysis (“MD&A”) contains “forward-looking statements,” which represent our projections, estimates, expectations or beliefs concerning among other things, financial items that relate to management’s future plans or objectives or to our future economic and financial performance. In some cases, you can identify these statements by terminology such as “may,” “should,” “plans,” “believe,” “will,” “anticipate,” “estimate,” “expect,” “project” or “intend,” including their opposites or similar phrases or expressions.

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

Human Capital Resources

Other than our Chief Executive Officer, we currently do not have any full-time employees, but retain the services of independent contractors/consultants on a contract-employment basis.

Recent Developments

Preclinical Results and Clinical Results

After two years of intensive collaboration with Professor Zelig Eshhar, the inventor of CAR-T cell therapy, interim data confirmed that Veto Cells can markedly extend persistence of genetically modified T cells from the same donor and that genetically modified Veto Cells can effectively inhibit tumors expressing an antigen recognized by the transgenic T cell receptor. Furthermore, human Veto Cells transfected with CAR exhibit anti-tumor activity in-vitro without losing their veto activity. These preclinical results will form the basis of the development of a clinical protocol for allogeneic VETO CAR-T HSCT combined therapy for blood cancer treatment. Cell Source plans to submit this protocol for approval in the second quarter of 2021. The Phase 1/2 clinical trial at the University of Texas MD Anderson Cancer Center, using Cell Source’s Anti-viral Veto Cells, has successfully completed the first treatment cohort, with 3 patients each receiving a haploidentical HSCT under reduced intensity conditioning with Veto Cells. This first in human dose optimization trial has thus far shown that the initial dose is in fact the optimal dose, as all three patients had successful stem cell engraftment after 42 days, in the absence of GvHD. Cell Source is now continuing the trial as it proceeds with the next cohort of patients, using the same dose level.

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

Consolidated Results of Operations

Year Ended December 31, 2020 Compared with the Year Ended December 31, 2019

Research and Development

Research and development expense was $998,554 and $2,630,385 for the years ended December 31, 2020 and 2019, respectively, a decrease of $1,631,831, or 62%. The decrease is primarily attributable to a decrease in expenses related to MD Andersen of approximately $630,000 during the 2020 period as compared to the 2019 period due to milestone payments being made in the 2019 period. Furthermore, the Company recognized $825,100 of stock-based compensation expense during the 2019 period associated with a stock option grant to Dr. Reisner, who chairs the Company’s Scientific Advisory Board and leads the Reisner Laboratory at MD Anderson.

General and Administrative

General and administrative expense was $2,639,482 and $1,174,816 for the years ended December 31, 2020 and 2019, respectively, an increase of $1,464,666, or 125%, primarily related to increases expenses recognized during the year ended December 31, 2020 of approximately $773,000 in non-cash stock-based compensation expenses in connection with stock option grants to directors, common stock and stock warrant issuances to consultants and Scientific Advisory Board members, approximately $245,000 of legal fees and approximately $323,000 of consulting and investor relations fees.

Interest Expense

Interest expense for the years ended December 31, 2020 and 2019 was $636,156 and $292,977, respectively, an increase of $343,179, or 117%, primarily as a result of increases in convertible notes payable outstanding during the 2020 period.

Amortization of Debt Discount

Amortization of debt discount was $301,250 and $14,970 for the years ended December 31, 2020 and 2019, respectively, which is primarily associated with the fair value of warrants issued in connection with convertible notes payable.

Change in Fair Value of Derivative Liabilities

The change in fair value of derivative liabilities for the years ended December 31, 2020 and 2019 was a gain of $16,977 and a gain of $146,700, respectively, primarily due to warrants and conversion options, which are deemed to be derivative liabilities, either drawing closer to their expiration dates or were no longer outstanding.

Warrant Modification Expense

During the year ended December 31, 2019, we recognized $283,500 of warrant modification expense on the extension of an expiration date of a certain warrant.

Loss on Exchange of Notes Payable for Series A Convertible Preferred Stock

During the year ended December 31, 2019, we recognized a loss on exchange of notes payable for Series A Convertible Preferred Stock of $262,470, which represents the value of the preferred shares in excess of the carrying value of notes payable.

Gain on Forgiveness of Accrued Interest for Common Stock

During the year ended December 31, 2020, we recognized a $132,502 gain on exchange of accrued interest for common stock, which represents the excess carrying value of the accrued interest as compared to the issuance date fair value of the common stock.

Loss on Extinguishment of Notes Payable

During the years ended December 31, 2020 and 2019, we recognized $134,202 and $1,504, respectively, of loss on extinguishment of notes payable in connection with the extension and repayment of notes payable.

Gain on Forgiveness of Accrued Expenses

During the year ended December 31, 2019, we recognized $38,427 of gain on forgiveness of accrued expenses. The gain recognized represents the forgiveness of accrued payroll expenses and director fees due by a former member of the Board of Directors.

Liquidity and Going Concern

We measure our liquidity in a number of ways, including the following:

	December 31,
	2020	2019

Cash	$245,119	$27,908
Working capital deficiency	$(7,947,382)	$(5,596,941)

During the year ended December 31, 2020, we had not generated any revenues, had a net loss of approximately $4,560,000 and had used cash in operations of approximately $2,775,000. As of December 31, 2020, we had a working capital deficiency of approximately $7,947,000 and an accumulated deficit of approximately $25,706,000. Subsequent to December 31, 2020, we received proceeds of $860,000 through the issuance of convertible notes payable. These conditions raise substantial doubt about our ability to continue as a going concern at least one year after the date these financial statements are issued.

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

During the years ended December 31, 2020 and 2019, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the years ended December 31, 2020 and 2019 in the amounts of $2,774,631 and $2,587,212, respectively. The net cash used in operating activities for the year ended December 31, 2020 was primarily due to cash used to fund a net loss of $4,560,165, adjusted for net non-cash expenses in the aggregate amount of $1,362,196, partially offset by $423,338 of net cash provided by changes in the levels of operating assets and liabilities. The net cash used in operating activities for the year ended December 31, 2019 was primarily due to cash used to fund a net loss of $4,475,495, adjusted for net non-cash income in the aggregate amount of $1,318,196, partially offset by $570,087 of net cash provided by changes in the levels of operating assets and liabilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the years ended December 31, 2020 and 2019 was $2,991,842 and $2,596,186, respectively. The net cash provided by financing activities during the year ended December 31, 2020 was attributable to $2,547,500 of proceeds from the issuance of convertible notes payable, $728,347 of proceeds from the issuance of Series A preferred stock, $100,000 of proceeds from the issuance of notes payable, $114,000 of proceeds from advances payable, $1,995 of proceeds from a warrant exercise, offset by the repayments of notes payable in the amount of $200,000, $154,000 of repayments of advances payable and $146,000 of repayments of convertible notes payable. The net cash provided by financing activities during the year ended December 31, 2019 was attributable to $1,795,677 of proceeds from the issuance of Series A preferred stock, $665,000 of proceeds from the issuance of convertible notes payable, $275,500 of proceeds from an advance payable, $120,000 of proceeds from the issuance of notes payable, offset by $140,000 of repayments of advances payable, $70,000 of repayments of notes payable and $49,991 of payments of equity issuance costs.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP. These accounting principles require us to make estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expense during the periods presented. We believe that the estimates and judgments upon which it relies are reasonably based upon information available to us at the time that it makes these estimates and judgments. To the extent that there are material differences between these estimates and actual results, our financial results will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described below.

The following is not intended to be a comprehensive list of all of our accounting policies or estimates. Our accounting policies are more fully described in Note 3 – Summary of Significant Accounting Policies, in our financial statements included elsewhere in this annual report.

Convertible Instruments

The Company evaluates its convertible instruments to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for in accordance with Topic 815 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The accounting treatment of derivative financial instruments requires that the Company record embedded conversion options and any related freestanding instruments at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. Embedded conversion options and any related freestanding instruments are recorded as a discount to the host instrument.

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

Because the Company’s common stock historically was not actively traded on a public market, the fair value of the Company’s restricted equity instruments is estimated by management based on observations of the sales prices of both restricted and freely tradable common stock, or instruments convertible into common stock. The Company obtained a third-party valuation of its common stock as of December 31, 2017, which was considered in management’s estimation of fair value during the year ended December 31, 2019. The Company, in estimating the fair value of its common stock as of December 31, 2019, concluded that it did not need to obtain a third-party valuation as of such date as (a) the nature of the Company’s operations has not significantly changed during the year ended December 31, 2019 and (b) the Company continued to raise capital during the year ended December 31, 2019 at the same valuation as the capital raised during the period ended December 31, 2017. The Company obtained a third-party valuation of its common stock as of December 31, 2020, which was considered in management’s estimation of fair value during the year ended December 31, 2020. The third-party valuation was performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The estimates used by management are considered highly complex and subjective. The Company anticipates that once its shares become more actively traded, the use of such estimates will no longer be necessary to determine the fair value of its common stock.

The December 2020 independent appraisal utilized the option pricing method, or OPM, as the most reliable method with the following steps being applied:

•	Establishment of total enterprise or equity value;
•	Analysis of equity rights for each class of security;
•	Selection of appropriate model for valuation purposes;
•	Determination of key valuation inputs; and
•	Computation of the fair value of the subject security.

Under the OPM, it was determined the Company’s common stock a fair value of $0.47 per share, which included a discount for lack of marketability of 30%. Furthermore, the independent appraisal determined the Company’s expected volatility was 90% by evaluating historical and implied volatilities of guideline companies.

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

In connection with the preparation of this Annual Report, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation under the 2013 Framework, our principal executive and financial officer concluded that our internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Below are the names and certain information regarding the Company’s executive officers and directors:

Name	Age	Title(s)

Dennis Brown	70	Director (Chairman)
Itamar Shimrat	60	Chief Executive Officer, Chief Financial Officer and Director
David Zolty	70	Director
Ben Friedman	61	Director
Darlene Soave	77	Director

Dr. Dennis M. Brown, PhD, was elected Director of the Company on June 30, 2014 and as Chairman of the Board on May 18, 2015. Dr. Brown became the Chair of our Audit Committee in September 2015. Dr. Brown is a founder and Chief Scientific Officer of Kintara Therapeutics, Inc. (Nasdaq: KTRA). Dr. Brown has more than thirty years of drug discovery and development experience. Since 2000 to the present, Dr. Brown has served as Chairman of Mountain View Pharmaceutical's Board of Directors and is the President of Valent. Dr. Brown has focused over the past 5 years on the development of Kintara (formerly under the name DelMar Pharmaceuticals), (serving as its Chief Scientific Officer since January 25, 2013 and Director since February 11, 2013. His extensive technical expertise, successful track record as an inventor, executive and director in the field of medical technology position him as an authoritative voice on the scientific, intellectual property, finance and commercialization and well as general management issues for Cell Source both now and in the future. In 1999 he founded ChemGenex Therapeutics, which merged with a publicly traded Australian company in 2004 to become ChemGenex Pharmaceuticals (ASX: CXS/NASDAQ: CXSP), of which he served as President and a Director until 2009. He was previously a co-founder of Matrix Pharmaceutical, Inc., where he served as Vice President (VP) of Scientific Affairs from 1985-1995 and as VP, Discovery Research, from 1995-1999. He also previously served as an Assistant Professor of Radiology at Harvard University Medical School and as a Research Associate in Radiology at Stanford University Medical School. He received his B.A. in Biology and Chemistry (1971), M.S. in Cell Biology (1975) and Ph.D. in Radiation and Cancer Biology (1979), all from New York University. Dr. Brown is an inventor of about 34 issued U.S. patents and applications, many with foreign counterparts. Dr. Brown’s scientific knowledge and experience qualifies him to serve on our Board of Directors.

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

Darlene Soave was appointed to the Company’s Board of Directors effective March 25, 2021. Ms. Soave, a native of Detroit, was a Co- founder and Director of Soave Enterprises, a diversified management and investment company. For over 40 years, she played key roles in its business successes, which were primarily achieved through investing in well-run companies, providing them with the tools and resources necessary to further enhance their businesses, and gauging real-world results through the use of proprietary performance metrics. From the start, a defining characteristic of Soave Enterprises was its nurturing a highly entrepreneurial culture. The company rapidly grew from humble beginnings into one of the industry’s largest and most respected environmental services and waste management groups.  Over the following decades, Soave Enterprises went on to flourish in a broad array of industries and endeavors. These include: Coastal Florida luxury condominiums; Chicago-area Budweiser distributorships; Metal recycling operations in the Midwest; Mercedes-Benz retail operations in Kansas City; and a Washington, D.C.-area master-planned residential community. Today, its diversified portfolio generates annual revenues exceeding $1.8 billion. Through the DG Group Inc., Ms. Soave’s current holdings encompass a vertically integrated portfolio of over 500 income-producing residential properties in addition to various other commercial assets. DG Group identifies, grows, and sustains its portfolio businesses by leveraging the combined strengths of their management teams and financial resources. DG Group’s holdings also include an array of companies that are committed to health-enhancing and potentially life-saving technologies. A hallmark of DG Group is its singular approach to combining state-of-the-art technology with quality, hands-on leadership. It was Ms. Soave’s lifelong advocacy and personal embodiment of ‘anti-aging’ that captured her initial interest and ultimately led to her investment and involvement in Cell Source. Ms. Soave has served on the Board of Directors of Soave Enterprises, The Detroit Historical Society, The Detroit Symphony Orchestra, Barrett House (for abused women and children), Friends of Fleck, and the Restoration Board of the Detroit Opera House. Ms. Soave’s extensive business experience qualifies her to serve on our Board of Directors.

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

Board Meetings and Attendance

During the year ended December 31, 2020, the Company’s Board of Directors held 3 meetings and acted by written consent on 13 occasions. All of our Directors were present at the meetings.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, during the fiscal year ended December 31, 2020, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except that (i) each of David Zolty, Dennis Brown and Ben Friedman has not yet filed a Form 4 to report his receipt of options to purchase common stock in August 2020; (ii) Dennis Brown, Ben Friedman and David Zolty have not yet filed a report on Form 4 to report the issuance of shares of common stock as payment of in-kind dividends on the shares of Series A Preferred Stock that they own; (iii) Yeda was late in filing a Form 4 to report the exercise of a warrant to purchase 3,155,438 shares of common stock in November 2020 and (iv) Yair Reisner was late in filing a Form 4 to report his receipt of an option to purchase 3,782,004 shares of common stock in August 2019.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth all compensation earned in respect of the Company’s principal executive officer (“PEO”) for 2020 and 2019:

Name and				Stock	Option	All Other
Principal Position	Year	Salary	Bonus	Awards	Awards	Compensation	Total

Itamar Shimrat	2020	$181,742	$-	$-	$-	$-	$181,742
Chief Executive Officer	2019	$171,980	$-	$-	$-	$-	$171,980

Director Compensation

The following table sets forth certain information concerning the compensation of our non-employee directors for the fiscal year ended December 31, 2020:

					Change in
					Present Value
					and
		Fees			Nonqualified
		Earned or			Deferred
		Paid In	Stock	Option	Compensation	All Other
	Year	Salary	Awards	Awards (1)	Earnings	Compensation	Total

Dennis Brown(2)	2020	$-	$-	$44,400	$-	$-	$44,000

David Zolty(2)	2020	$-	$-	$29,600	$-	$-	$29,600

Ben Friedman(2)	2020	$-	$-	$29,600	$-	$-	$29,600

(1)	The amounts reported in these columns represent the grant-date fair value of option awards granted during the year ended December 31, 2020, calculated in accordance with FASB ASC Topic 718. The assumptions used in calculating these amounts are discussed in Note 10 of the Notes to Consolidated Financial Statements included in this Annual Report.

(2)

On August 19, 2020, Mr. Zolty, Mr. Friedman and Mr. Brown were granted five-year options to purchase 300,000, 300,000 and 450,000 shares of common stock, respectively, at an exercise price of $0.75 per share.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2020, no awards were outstanding that were held by a named executive officer under our 2019 Equity Incentive Plan.

Risk Management

The Company does not believe risks arising from its compensation policies and practices for its employees are reasonably likely to have a material adverse effect on the Company.

Equity Grant Committee

In August 2020, the Board of Directors created an Equity Grant Committee and authorized it to make equity awards to employees, consultants and other service providers. Mr. Brown and Mr. Shimrat are the current members of the Equity Grant Committee. The Equity Grant Committee acted by written consent on three occasions during the year ended December 31, 2020.

Compensation Committee Interlocks and Insider Participation

Currently, the Board of Directors does not have a standing compensation committee, or a committee performing similar functions, except for the Equity Grant Committee. During the fiscal year ended 2020, the entire Board of Directors deliberated with respect to executive compensation.

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

	As of April 9, 2021
	Common Stock			Series A Preferred Stock
	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (2)	Amount and Nature of Beneficial Ownership		Percentage of Class (3)
Name and Address of Beneficial Owner (4)

Directors and Officers:
Itamar Shimrat, Chief Executive Officer, Chief Financial Officer and Director	1,925,004	(5)	5.66%	---		---
David Zolty, Director	1,526,664	(6)	4.62%	10,888		*
Ben Friedman, Director (7)	5,206,730	(8)	15.59%	43,553		3.24%
Dennis Brown, Director (Executive Chairman)	628,621	(9)	1.89%	6,667		*
Darlene Soave, Director	3,591,754	(10)	9.98%	133,334		9.93%

All directors and executive officers as a group (5 persons)	12,878,773		33.02%	194,442		14.49%

Yair Reisner	3,782,004	(11)	10.38%	---		---

1515 Holcombe Boulevard Houston, Texas 77030

YEDA Research & Development Co., Ltd. P.O. Box 905 Rehovot, 76100, Israel	3,155,348		9.66%	---		---

Hua Tuo Online (Hon Kong) Limited Suite 5207, 52/F Central Plaza 18 Harbour Road Wanchai, Hong Kong	1,701,561	(12)	5.01%	133,334		9.93%

Acuity Investments LLC 124 South Gay Street Knoxville, Tennessee 37902	1,603,406	(13)	4.72%	130,402	(14)	9.72%

IGEA Ventures 1057 Commerce Avenue Union, New Jersey 07083	1,454,332	(15)	4.31%	108,667		8.10%

*	less than 1%
(1)

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of April 9, 2021 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Based on 32,663,482 shares issued and outstanding as of April 9, 2021.
(3)	Based on 1,342,195 shares of Series A Preferred Stock issued and outstanding as of April 9, 2021.
(4)	Except as otherwise indicated, the address of each beneficial owner is c/o Cell Source, Inc., 57 West 57th Street, Suite 400, New York, New York 10019.
(5)	Includes 1,350,000 shares of common stock issuable upon the exercise of options to purchase common stock at an exercise price of $1.00 per share
(6)

Includes 300,000 shares of common stock issuable upon the exercise of options to purchase common stock at an exercise price of $0.75 per share and 108,880 shares of common stock issuable upon conversion of 10,888 shares of Series A Preferred Stock.

(7)	Mr. Friedman’s beneficial ownership includes shares beneficially owned by his wife, Phyllis Friedman.
(8)

Includes 435,530 shares of common stock issuable upon conversion of 43,553 shares of Series A Preferred Stock. 300,000 shares of common stock issuable upon the exercise of options to purchase common stock at an exercise price of $0.75 per share

(9)

Includes 450,000 shares of common stock issuable upon the exercise of options to purchase common stock at an exercise price of $0.75 per share and 66,670 shares of common stock issuable upon conversion of 6,667 shares of Series A Preferred Stock.

(10)

Includes 1,333,340 shares of common stock issuable upon conversion of 133,334 shares of Series A Preferred Stock and 2,000,000 shares of common stock issuable upon the exercise of warrants having an exercise price of $0.75 per share.

(11)	Includes 3,782,004 shares of common stock issuable upon the exercise of options to purchase common stock at an exercise price of $0.75 per share.
(12)	Includes 1,333,340 shares of common stock issuable upon conversion of 133,334 shares of Series A Preferred Stock.
(13)

Includes 1,304,420 shares of common stock issuable upon conversion of 130,402 shares of Series A Preferred Stock and 68,127 shares of common stock owned by Acuity Capital LLC, an affiliate of the shareholder.

(14)	Includes 30,934 shares owned by Acuity Capital LLC, an affiliate of the shareholder
(15)	Includes 1,086,670 shares of common stock issuable upon conversion of 108,667 shares of Series A Preferred Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

The Company maintains an exclusive worldwide license to certain intellectual property of Yeda, the commercial arm of the Weizmann Institute, which currently owns 3,155,348 shares of Company common stock. Dr. Reisner, who leads a team at the Weizmann Institute, holds 1,159,972 shares of Company common stock. See the section entitled “Intellectual Property” in this Annual Report on Form 10-K.

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

In connection with Amendments No. 5, 6 and 7 to the License Agreement, the latest of which was dated November 15, 2020, the research conducted (“Further Research”) under the Agreement was extended to cover the period from July 1, 2019 to March 31, 2020 and the associated research budget for this period was a total of $235,000.

For the years ended December 31, 2020 and 2019, the Company recorded expenses in operations of approximately $164,000 and $173,000, respectively, related to its Agreement with Yeda. At December 31, 2020, approximately $137,000 was accrued and is payable to Yeda.

In May 2017, the Company received a loan of $180,000 from an entity owned by Ben Friedman and a loan of $45,000 from an entity owned by David Zolty. Each of Mr. Friedman and Mr. Zolty is a director of the Company. The loans, which are non-interest bearing and became due on May 18, 2018, remained outstanding as of December 31, 2020. As of December 31, 2020, the Company had accrued an obligation to issue warrants to purchase 49,500 and 198,000 shares, respectively, at an exercise price of $0.75 per share to the entity owned by Mr. Friedman and Mr. Zolty as a result of the Company’s failure to repay these notes by the maturity date.

In December 2018, the Company received a non-interest-bearing short-term advance in the amount of $100,000 from David Zolty. Because the short-term advance was not repaid by the Company on or before January 15, 2019, the Company is required under the terms of the advance to (i) issue to Mr. Zolty warrants to purchase 100,000 shares of common stock on such date and (ii) to further issue warrants to purchase 25,000 shares of common stock for each month that the advance remains outstanding after such date. As of December 31, 2020, the entire amount of the advance was outstanding. As of December 31, 2020, the Company was required to issue warrants to purchase an aggregate of 675,000 shares at an exercise price of $0.75 per share to Mr. Zolty in connection with this advance.

The Company has agreed to issue warrants to purchase 134,000 shares of common stock at an exercise price of $0.75 per share to Mr. Zolty in consideration of Mr. Zolty making a $134,000 payment to Yeda on the Company’s behalf in 2016. As of December 31, 2020, the Company had not issued the warrants to Mr. Zolty.

During the year ended December 31, 2020, the Company received an aggregate of $1,500,000 of advances under a convertible note issued to Darlene Soave in October 2019 and subsequently amended and restated. The convertible note, as amended, bears interest at 10% per annum and becomes due on October 31, 2021.The Company, at its option may convert the convertible note into shares of Series B Convertible Preferred Stock at any time after the creation and sale of the Series B Preferred Stock. As of December 31, 2020, $2,000,000 principal amount of the convertible note was outstanding. An additional $500,000 was advanced by Ms. Soave in March 2021. The Company has issued warrants to purchase 2,000,000 shares of common stock at an exercise price of $.75 per share to Ms. Soave pursuant to the terms of the convertible note.

Director Independence

None of our directors are independent, as that term is defined under the Nasdaq Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of fees for professional services rendered by our independent registered public accounting firm for the years ended December 31, 2020 and 2019:

	2020	2019

Audit Fees	$115,870	$103,520
Tax fees	25,755	--
All other fees	--	--

	$141,625	$103,520

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

Exhibits

The following exhibits are included as part of this Annual Report:

Exhibit Number	Description

2.1 (1)	Share Exchange Agreement, dated June 30, 2014, by and between Cell Source, Ltd., and Ticket to See, Inc.
3.1 (1)	Articles of Association of Cell Source Limited, dated August 14, 2011, as amended on November 11, 2013
3.2 (2)	Articles of Incorporation of Ticket to See, Inc., dated June 6, 2012
3.3 (3)	Certificate of Amendment to Articles of Incorporation of Ticket to See, Inc., dated June 23, 2014
3.3 (4)	Certificate of Amendment to Articles of Incorporation of Ticket to See, Inc., dated May 20, 2014
3.4 (2)	Bylaws of Cell Source, Inc., dated June 6, 2012
3.5 (18)	Certificate of Designation with respect to Series A Preferred Stock dated November 14, 2016
4.1*	Description of Common Stock
10.1 (1)	Form of Subscription Agreement
10.2 (1)	Form of Registration Rights Agreement

10.4 (1)	Form of Consultant Warrant(8)
10.5 (1)	Form of Researcher Company Warrant
10.6 (1)	Form of Company Warrant

10.8 (1)	Research and License Agreement by and between Yeda Research and Development Company Limited and Cell Source Limited, dated October 3, 2011
10.9 (1)	Amendment to Research and License Agreement
10.10 (1)	Evaluation and Exclusive Option Agreement by and between Yeda Research and Development Company Limited and Cell Source Limited, dated Oct. 3, 2011 (included in Exhibit 10.7)
10.11 (1)	Amendment dated April 1, 2014 to Evaluation and Exclusive Option Agreement by and between Yeda Research and Development Company Limited and Cell Source Limited
10.12 (1)	Second Amendment dated June 22, 2014 to Evaluation and Exclusive Option Agreement by and between Yeda Research and Development Company Limited and Cell Source Limited
10.13 (1)	Consulting Agreement by and between Cell Source Limited and Professor Yair Reisner
10.14 (6)	Form of Amendment No. 1 to Registration Rights Agreement
10.15 (7)	Bridge Funding Agreement
10.16 (5)	Third Amendment dated June 22, 2014 to Evaluation and Exclusive Option Agreement by and between Yeda Research and Development Company Limited and Cell Source Limited
10.17 (8)	Form of Consulting Agreement pursuant to which the Company issued warrants to purchase an aggregate of 2,000,000 shares of the Company’s common stock
10.18 (9)	Form of Promissory Note issued to the Company’s Chief Executive Officer
10.19(10)	Form of March 2015 Promissory Note
10.20(10)	Form of March 2015 Warrant
10.21(11)	Form of Note Amendment Letter Agreement
10.22(11)	Form of May 2015 Note
10.23(11)	Form of May 2015 Warrant
10.24(12)	Form of Advisory/Consulting Agreement
10.25(13)	Zolty Promissory Note
10.26(13)	Zolty Warrant
10.27(13)	Form of July 2015 Convertible Promissory Note

10.28(13)	Form of July 2015 Warrant
10.29(15)	Form of Bridge Note Subscription Agreement
10.30(15)	Form of Convertible Note
10.31(15)	Form of March 2016 Note
10.32(15)	Form of March 2016 Warrant
10.33(18)	Form of July 2016 Warrants
10.34(18)	Second Amendment to Research and License Agreement dated as of November 28, 2016 between the Company and Yeda Research and Development Company Limited
10.35(18)	Third Amendment to Research and License Agreement dated as of March 29, 2018 between the Company and Yeda Research and Development Company Limited
10.36(18)	Fourth Amendment to Research and License Agreement dated as of March 30, 2018 between the Company and Yeda Research and Development Company Limited
10.37(16)	Convertible Note due July 27, 2016
10.38(17)	Promissory Note dated May 10, 2016
10.39(19)	Sponsored Research Agreement dated November 28, 2018 between The University of Texas M.D. Anderson Cancer Center and Cell Source Limited**
10.39(a)(20)	Amendment No. 1 to Veto Cell Production and Clinical Trial Program Agreement dated as of April 4, 2019 between Cell Source Limited and the University of Texas M.D. Cancer Center**
10.40(19)	Agreement for Veto Cell Production and Clinical Trial Program dated February 19, 2019 between The University of Texas M.D. Anderson Cancer Center and Cell Source Limited**
10.41(21)	2019 Equity Incentive Plan
10.42(21)	Stock Option Agreement dated as of August 11, 2019 before Cell Source, Inc. and Yair Reisner
10.43(21)	Stock Option Agreement dated as of August 11, 2019 between Cell Source, Inc. and Yair Reisner
10.44(21)	Convertible Promissory Note dated July 2, 2019
10.45(21)	Convertible Promissory Note dated May 20, 2019
10.46(21)	Promissory Note dated July 29, 2019
10.47(22)	Convertible Note effective October 28, 2019
10.48(22)	Sixth Amendment to Research and License Agreement effective December 31, 2019 between Yeda Research and Development Company Limited and Cell Source Limited**
10.49(23)	Convertible Promissory Note dated January 10, 2020
10.50(23)	Form of Placement Agent Warrant dated February 13, 2020
10.51(24)	Form of Securities Purchase Agreement between Cell Source, Inc. and Purchaser of 10% OID Convertible Promissory Note.
10.53(24)	Form of 10% OID Convertible Promissory Note.
10.54(24)	Form of Warrant issued to purchaser of 10% OID Convertible Promissory Note.
10.54(25)	Form of Warrant issued to Members of Scientific Advisory Board.
10.55(25)	Form of Warrant issued to Service Providers.
10.56(25)	Form of Director Stock Option Agreement.
10.57(25)	Form of Consultant Stock Option Agreement.
10.58(25)	Form of 8% Convertible Promissory Note.
10.59(25)	Form of Warrant issued to Purchasers of 8% Convertible Promissory Note
10.60*	Form of Note Exchange Agreement between Cell Source, Inc. and holder of 10% OID Convertible Promissory Note.
10.61*	Second Amended and Restated 10.0% Convertible Note.
10.62*	Form of warrant issued to holder of Second Amended and Restated 10.0% Convertible Note.
10.63*	Seventh Amendment to Research and License Agreement dated November 15, 2020 between Yeda Research and Development Company Limited and Cell Source Limited
21(14)	Subsidiaries
31.1*	Certification of principal executive and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of principal executive and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2014.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 6, 2012.
(3)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 26, 2014.
(4)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 6, 2014.
(5)	Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 19, 2014.
(6)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 8, 2014.
(7)	Incorporated by reference to the Company’s Registration Statement Form S-1/A filed with the Securities and Exchange Commission on September 23, 2014.
(8)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 30, 2014.
(9)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 2, 2014.
(10)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 1, 2015.
(11)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 3, 2015.
(12)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 10, 2015.
(13)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 28, 2015.
(14)	Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 13, 2015.
(15)	Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 14, 2016.
(16)	Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 13, 2016.
(17)	Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 15, 2016.
(18)	Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on July 25, 2018.
(19)	Incorporated by reference to the Company’s Form 10-K/A filed with the Securities and Exchange Commission on June 19, 2019.
(20)	Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 20, 2019.
(21)	Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 14, 2019.
(22)	Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 30, 2020.
(23)	Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 15, 2020.
(24)	Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020.
(25)	Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 13, 2020.
*	Filed Herewith
**	Certain information has been excluded from this exhibit because (i) it is not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CELL SOURCE, INC.

Dated: April 14, 2021	By:	/s/ Itamar Shimrat
	Name:	Itamar Shimrat
	Title:	Chief Executive Officer and
Chief Financial Officer
(Principal Executive, Financial
and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/s/ Dennis Brown	Chairman	April 14, 2021
Dennis Brown

By:	/s/ Itamar Shimrat	Chief Executive Officer, Chief Financial Officer and Director	April 14, 2021
	Itamar Shimrat	(Principal Executive, Financial and Accounting Officer)

By:	/s/ Ben Friedman	Director	April 14, 2021
Ben Friedman

By:	/s/ David Zolty	Director	April 14, 2021
David Zolty

By:	/s/ Darlene Soave	Director	April 14, 2021
Darlene Soave

CELL SOURCE, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Cell Source, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cell Source, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Common Stock Price

As discussed in Note 3 to the consolidated financial statements, the Company obtained a third-party valuation of its common stock price, which was used to estimate the fair value of equity instruments issued for stock based compensation during the fourth quarter of 2020. The estimates used by management are considered highly complex and subjective. The independent valuation performed utilized the option pricing method, or OPM, as the most reliable method with the following steps being applied:

a)	Establishment of total enterprise or equity value;
b)	Analysis of equity rights for each class of security;
c)	Selection of appropriate model for valuation purposes;
d)	Determination of key valuation inputs; and
e)	Computation of the fair value of the subject security.

Under the OPM, it was determined the Company’s common stock fair value was $0.47 per share, which included a discount for lack of marketability of 30%. Furthermore, the independent valuation determined the Company’s expected volatility was 90% by evaluating historical and implied volatilities of guideline companies.

We identified the valuation of the Company’s common stock price as a critical audit matter. The Company’s common stock price is highly subjective and requires a higher degree of auditor judgment as the Company’s common stock price was determined by using highly subjective estimates made by management. Further, specialized valuation skills were needed to assess the Company’s process and value the common stock price using the option pricing model.

The primary procedures we performed to address this critical audit matter included the following:

●	We identified and considered the relevance, reliability and sufficiency of the sources of data used by the Company in developing the assumptions used to determine the common stock price.

●

We obtained an understanding of the factors considered and assumptions made by management and the Company’s valuation specialist in developing the estimate of the common stock price, the sources of data relevant to these factors and assumptions and the procedures used to obtain the data and the methods used to calculate the estimate.

●	With the assistance of our valuation specialists, we performed an independent estimate of the common stock price and compared the results to the Company’s estimate.

●

We evaluated the reasonableness of the valuation methods and assumptions used by management and the Company’s valuation specialist to estimate the common stock price by (i) developing an independent estimate of the common stock price with the assistance of our valuation specialists by utilizing third party historical data related to the Company and (2) performing a sensitivity analysis on the common stock price to determine if the conclusion reached by management and the Company’s valuation specialist were reasonable.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2014.

New York, NY
April 14, 2021

CELL SOURCE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019

Assets

Current Assets:
Cash	$245,119	$27,908
Prepaid expenses	177,569	57,196
Other current assets	29,651	29,679
Total Assets	$452,339	$114,783

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$193,095	$135,415
Accrued expenses	1,159,950	1,051,961
Accrued expenses - related parties	198,701	195,334
Accrued interest	671,968	426,516
Accrued interest - related parties	325,276	146,491
Accrued compensation	724,185	603,520
Advances payable	195,500	235,500
Advances payable - related party	100,000	100,000
Notes payable, net of debt discount of $0 and $1,292, as of December 31, 2020 and 2019, respectively	1,013,000	1,111,708
Notes payable - related parties	150,000	150,000
Convertible notes payable - current portion, net of debt discount of $157,720 and $1,467, as of December 31, 2020 and 2019, respectively	3,417,836	966,533
Convertible notes payable - related parties	225,000	225,000
Derivative liabilities	-	351,900
Accrued dividend payable	25,210	11,846
Total Current Liabilities	8,399,721	5,711,724
Convertible notes payable - non-current portion	-	145,000
Total Liabilities	8,399,721	5,856,724

Commitments and contingencies (Note 11)

Stockholders' Deficiency:
Convertible Preferred Stock, $0.001 par value, 10,000,000 shares authorized; Series A Convertible Preferred Stock, 1,335,000 shares designated, 1,342,195 and 1,245,083 shares issued and outstanding as of December 31, 2020 and 2019, respectively; liquidation preference of $10,091,672 and $9,349,969 as of December 31, 2020 and 2019, respectively	1,342	1,245
Common Stock, $0.001 par value, 200,000,000 shares authorized, 32,538,411 and 27,076,762 shares issued and outstanding as of December 31, 2020 and 2019, respectively	32,538	27,077
Additional paid-in capital	17,724,731	15,375,565
Accumulated deficit	(25,705,993)	(21,145,828)
Total Stockholders' Deficiency	(7,947,382)	(5,741,941)
Total Liabilities and Stockholders' Deficiency	$452,339	$114,783

The accompanying notes are an integral part of these consolidated financial statements.

CELL SOURCE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2020	2019

Operating Expenses:
Research and development	$834,943	$2,457,051
Research and development - related party	163,611	173,334
General and administrative	2,639,482	1,174,816
Total Operating Expenses	3,638,036	3,805,201
Loss From Operations	(3,638,036)	(3,805,201)

Other (Expense) Income:
Interest expense	(457,371)	(228,842)
Interest expense - related parties	(178,785)	(64,135)
Amortization of debt discount	(301,250)	(14,970)
Change in fair value of derivative liabilities	16,977	146,700
Warrant modification expense	-	(283,500)
Loss on exchange of notes payable for Series A Convertible Preferred Stock	-	(262,470)
Gain on forgiveness of accrued interest for common stock	132,502	-
Loss on extinguishment of notes payable	(134,202)	(1,504)
Gain on forgiveness of accrued expenses	-	38,427
Total Other Expense	(922,129)	(670,294)
Net Loss	(4,560,165)	(4,475,495)
Dividend attributable to Series A preferred stockholders	(877,736)	(741,981)
Net Loss Applicable to Common Stockholders	$(5,437,901)	$(5,217,476)

Net Loss Per Common Share - Basic and Diluted	$(0.19)	$(0.18)

Weighted Average Common Shares Outstanding -
Basic and Diluted	29,098,905	28,328,575

The accompanying notes are an integral part of these consolidated financial statements.

CELL SOURCE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Convertible Preferred
	Stock - Series A		Common Stock		Additional		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders' Deficiency

Balance, January 1, 2019	860,291	$860	26,077,611	$26,078	$11,723,224	$(16,670,333)	$(4,920,171)
Issuance of Series A Convertible
Preferred Stock for cash, net of offering expenses [1]	239,425	240	-	-	1,734,539	-	1,734,779

Issuance of Series A Convertible
Preferred Stock in exchange for
notes payable	145,367	145	-	-	1,090,109	-	1,090,254

Series A Convertible Preferred Stock dividends:
Accrual of earned dividends	-	-	-	-	(741,981)	-	(741,981)
Payment of dividends in kind	-	-	991,651	991	742,706	-	743,697

Stock-based compensation:
Options	-	-	-	-	825,100	-	825,100
Common stock	-	-	7,500	8	1,868	-	1,876

Net loss	-	-	-	-	-	(4,475,495)	(4,475,495)

Balance, December 31, 2019	1,245,083	1,245	27,076,762	27,077	15,375,565	(21,145,828)	(5,741,941)

Issuance of Series A Convertible
Preferred Stock for cash	97,112	97	-	-	728,250	-	728,347

Series A Convertible Preferred Stock dividends:
Accrual of earned dividends	-	-	-	-	(877,736)	-	(877,736)
Payment of dividends in kind	-	-	1,152,568	1,152	863,219	-	864,371

Issuance of warrants in connection
with issuance of notes payable	-	-	-	-	259,208	-	259,208

Issuance of common stock in connection
with extension of notes payable	-	-	752,500	752	187,373	-	188,125

Issuance of warrants in connection
with issuance of advance payable	-	-	-	-	24,386	-	24,386

Issuance of common stock in exchange
of accrued interest	-	-	265,534	266	66,383	-	66,649

Reclassification of derivative liabilities to
equity	-	-	-	-	345,830	-	345,830

Issuance of common stock in connection
with warrant exercise	-	-	1,995,376	1,995	-	-	1,995

Stock-based compensation:
Common stock	-	-	1,295,671	1,296	322,622	-	323,918
Options	-	-	-	-	115,800	-	115,800
Warrants	-	-	-	-	313,831	-	313,831

Net loss	-	-	-	-	-	(4,560,165)	(4,560,165)

Balance, December 31, 2020	1,342,195	$1,342	32,538,411	$32,538	$17,724,731	$(25,705,993)	$(7,947,382)

[1] Includes gross proceeds of $1,795,677, less issuance costs of $60,898 (which includes cash costs of $49,991 and accrued placement agent warrants with a fair value of $10,907).

The accompanying notes are an integral part of these consolidated financial statements.

CELL SOURCE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended
	December 31,
	2020	2019

Cash Flows From Operating Activities:
Net loss	$(4,560,165)	$(4,475,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	(16,977)	(146,700)
Warrant modification expense	-	283,500
Amortization of debt discount	301,250	14,970
Loss on exchange of notes payable for Series A Convertible Preferred Stock	-	262,470
Loss on extinguishment of notes payable	134,202	1,504
Gain on forgiveness of accrued expenses	-	(38,427)
Gain on forgiveness of accrued interest for common stock	(132,502)	-
Non-cash interest expense - warrants	284,555	96,751
Stock-based compensation:
Common stock	356,510	4,397
Options	115,800	825,100
Warrants	319,358	14,631
Changes in operating assets and liabilities:
Prepaid expenses	(120,373)	(18,270)
Other current assets	28	(21,747)
Accounts payable	57,680	(142,371)
Accrued expenses	75,091	385,682
Accrued expenses - related parties	3,367	123,334
Accrued interest	311,082	192,864
Accrued interest - related parties	3,009	3,000
Accrued compensation	93,454	47,595
Net Cash Used In Operating Activities	(2,774,631)	(2,587,212)

Cash Flows From Financing Activities:
Proceeds from issuance of notes payable	100,000	120,000
Proceeds from issuance of convertible notes payable [1]	2,547,500	665,000
Proceeds from advances payable	114,000	275,500
Proceeds from warrant exercise	1,995	-
Repayment of advances payable	(154,000)	(140,000)
Repayment of notes payable	(200,000)	(70,000)
Repayment of convertible notes payable	(146,000)	-
Proceeds from issuance of Series A Preferred Stock	728,347	1,795,677
Payment of equity issuance costs	-	(49,991)
Net Cash Provided By Financing Activities	2,991,842	2,596,186

Net Increase In Cash	217,211	8,974

Cash - Beginning of Year	27,908	18,934

Cash - End of Year	$245,119	$27,908

[1] The amount for the year ended December 31, 2020 includes gross proceeds of $2,550,000, less issuance costs of $2,500 deducted directly from the proceeds.

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$70,379	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Preferred stock issued in exchange for notes and advances payable	$-	$1,090,254
Accrual of preferred stock financing costs	$-	$10,907
Repayment of convertible note payable and accrued interest by third party	$100,896	$133,488
Issuance of warrants in connection with advance payable	$24,386	$-
Accrual of warrants payable in connection with issuance of convertible notes payable	$82,006	$-
Issuance of placement agent warrants	$10,907	$-
Accrual of earned preferred stock dividends	$(877,736)	$(741,981)
Common stock issued in connection with payment of Series A Convertible Preferred Stock dividends in-kind	$864,371	$743,697
Warrants and conversion options issued in connection with issuance and extension of notes payable	$259,208	$15,600
Reclassification of derivative liabilities to equity	$345,830	$-
Issuance of common stock in exchange of accrued interest	$66,649	$-
Issuance of common stock as debt discount in connection with extension of notes payable	$188,125	$-
Original issue discount in connection with convertible note payable	$58,556	$6,000
Extinguishment of conversion option in connection with repayment of notes payable	$-	$1,000

The accompanying notes are an integral part of these consolidated financial statements.

CELL SOURCE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Business Organization, Nature of Operations and Risks and Uncertainties

Organization and Operations

Cell Source, Inc. (“Cell Source”, “CSI” or the “Company”) is a Nevada corporation formed on June 6, 2012 that is the parent company of Cell Source Limited (“CSL”), a wholly owned subsidiary which was founded in Israel in 2011 in order to commercialize a suite of inventions relating to certain cancer treatments. The Company is a biotechnology company focused on developing cell therapy treatments based on the management of immune tolerance. The Company’s lead prospective product is its patented Veto Cell immune system management technology, which is an immune tolerance biotechnology that enables the selective blocking of immune responses. CSL’s Veto Cell immune system management technology is based on technologies patented, owned, and licensed to CSL by Yeda Research and Development Company Limited, an Israeli corporation (“Yeda”) (see Note 11, Commitments and Contingencies). The Company’s target indications include: lymphoma, leukemia and multiple myeloma through the facilitation of safer and more accessible stem cell (e.g. bone marrow) transplantation acceptance, treatment of end stage kidney disease and other non-malignant organ diseases through improved organ transplantation (broadened donor pool, reduced dependence on post-transplant anti-rejection therapy), and ultimately treating a variety of cancers and non-malignant diseases.

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel strain of coronavirus (“COVID-19”) as a pandemic which continues to spread throughout the United States. The Company is closely monitoring the outbreak of COVID-19 and its impact on the Company’s operations, financial position, cash flows and its industry in general. The Company considered the impact of COVID-19 on its business and operational assumptions and estimates, and determined there were no material adverse impacts on the Company’s results of operations and financial position at December 31, 2020.

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

Note 2 – Going Concern and Management’s Plans

During the years ended December 31, 2020 and 2019, the Company had not generated any revenues, had recurring net losses of approximately $4,560,000 and $4,475,000, respectively, and used cash in operations of approximately $2,775,000 and $2,587,000, respectively. As of December 31, 2020, the Company had a working capital deficiency of approximately $7,947,000 and an accumulated deficit of approximately $25,706,000. Subsequent to December 31, 2020 and as more fully described in Note 13, Subsequent Events, the Company received aggregate proceeds of $860,000 from convertible notes. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date these financial statements are issued.

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

Cash and Cash Equivalents

The Company considers all highly-liquid instruments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2020 and 2019, the Company did not have any cash equivalents. The Company maintains cash in bank accounts, which, at times, may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company has not experienced any losses in such accounts, periodically evaluates the creditworthiness of the financial institutions and has determined the credit exposure to be negligible. The Company’s foreign bank accounts are not subject to FDIC insurance.

Convertible Instruments

The Company evaluates its convertible instruments to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for in accordance with Topic 815 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The accounting treatment of derivative financial instruments requires that the Company record embedded conversion options and any related freestanding instruments at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. Embedded conversion options and any related freestanding instruments are recorded as a discount to the host instrument.

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

The Company’s policy is to classify assessments, if any, for tax-related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of operations. No tax related interest or penalties were incurred during the years ended December 31, 2020 and 2019.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) into law. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOL”) and allow businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior years, suspend the excess business loss rules, accelerate refunds of previously generated corporate alternative minimum tax credits, and generally loosen the business interest limitation under IRC section 163(j) from 30 percent to 50 percent among other technical corrections included in the Tax Cuts and Jobs Act tax provisions.

Research and Development

Research and development expenses are recognized to operations as they are incurred and consist of fees paid to consultants, clinical trials and related clinical manufacturing costs, license and milestone fees. The Company records prepaid expenses on its consolidated balance sheets for the payment of research and development expenses in advance of services being provided.

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

Because the Company’s common stock historically was not actively traded on a public market, the fair value of the Company’s restricted equity instruments is estimated by management based on observations of the sales prices of both restricted and freely tradable common stock, or instruments convertible into common stock. The Company obtained a third-party valuation of its common stock as of December 31, 2017, which was considered in management’s estimation of fair value during the year ended December 31, 2019. The Company, in estimating the fair value of its common stock as of December 31, 2019, concluded that it did not need to obtain a third-party valuation as of such date as (a) the nature of the Company’s operations has not significantly changed during the year ended December 31, 2019 and (b) the Company continued to raise capital during the year ended December 31, 2019 at the same valuation as the capital raised during the period ended December 31, 2017. The Company obtained a third-party valuation of its common stock as of December 31, 2020, which was considered in management’s estimation of fair value during the year ended December 31, 2020. The third-party valuation was performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The estimates used by management are considered highly complex and subjective. The Company anticipates that once its shares become more actively traded, the use of such estimates will no longer be necessary to determine the fair value of its common stock.

The December 2020 independent appraisal utilized the option pricing method, or OPM, as the most reliable method with the following steps being applied:

•	Establishment of total enterprise or equity value;
•	Analysis of equity rights for each class of security;
•	Selection of appropriate model for valuation purposes;
•	Determination of key valuation inputs; and
•	Computation of the fair value of the subject security.

Under the OPM, it was determined the Company’s common stock a fair value of $0.47 per share, which included a discount for lack of marketability of 30%. Furthermore, the independent appraisal determined the Company’s expected volatility was 90% by evaluating historical and implied volatilities of guideline companies.

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

The Company recorded approximately $14,000 and $18,000 of transaction losses for the years ended December 31, 2020 and 2019, respectively. Such amounts have been classified within general and administrative expenses in the accompanying consolidated statements of operations.

Net Loss Per Common Share

The Company computes basic net loss per share by dividing net loss by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share includes the dilution that would occur upon the exercise or conversion of all dilutive securities into common stock using the “treasury stock” and/or “if converted” methods, as applicable. Weighted average shares outstanding for the years ended December 31, 2020 and 2019 includes the weighted average impact of warrants to purchase an aggregate of 0 and 2,043,835 shares of common stock, respectively because their exercise price was determined to be nominal.

The common stock equivalents associated with the following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	December 31,
	2020	2019

Options	5,332,004	3,782,004
Warrants	7,580,676	4,059,157
Convertible notes [1] [2]	1,606,219	1,855,778
Convertible preferred stock	13,421,950	12,450,830
Total	27,940,849	22,147,769

[1] Convertible notes are assumed to be converted at the rate of $0.75 per common share, which is the conversion price as of December 31, 2020. However, as further described in Note 8, Notes Payable, such conversion rates are subject to adjustment under certain circumstances, which may result in the issuance of common shares greater than the amount indicated.

[2] Excludes shares of common stock underlying convertible notes that are expected to become convertible into shares of Series B and Series C Convertible Preferred Stock since such stock had not been designated by the Company as of December 31, 2020.

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) and its components in its consolidated financial statements. Comprehensive income (loss) consists of net loss and foreign currency translation adjustments affecting stockholders’ deficiency that, under U.S. GAAP, are excluded from net loss. The differences between net loss as reported and comprehensive income (loss) have historically been immaterial. As of December 31, 2020, the exchange rate between the U.S. Dollar and the New Israeli Shekel was 1 to 3.10 and the weighted average exchange rate for the year then ended was 1 to 2.90. As of December 31, 2019, the exchange rate between the U.S. Dollar and the New Israeli Shekel was 1 to 3.46 and the weighted average exchange rate for the year then ended was 1 to 3.57.

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

Recent Accounting Standards

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The amendments in ASU 2018-13 modify the disclosure requirements on fair value measurements based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2018-13 on January 1, 2021 did not have a material impact on its financial position, results of operations and cash flows.

In November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments — Credit Losses” (“ASU 2019-11”). ASU 2019-11 is an accounting pronouncement that amends ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments update guidance on reporting credit losses for financial assets. These amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. All entities may adopt the amendments through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). The Company is currently evaluating ASU 2019-11 and its impact on its financial position, results of operations and cash flows.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021. The Company is currently evaluating ASU 2019-12 and its impact on its financial position, results of operations, and cash flows.

In August 2020, the FASB issued ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” which simplifies the accounting for convertible instruments by eliminating certain accounting models when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in-capital. Under this ASU, certain debt instruments with embedded conversion features will be accounted for as a single liability measured at its amortized cost. Additionally, this ASU eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments. The new guidance is effective for annual periods beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating ASU 2020-06 and its impact on its financial position, results of operations, and cash flows.

Note 4 – Fair Value

During the year ended December 31, 2020, in connection with the extension of certain convertible notes payable that previously contained a variable conversion price with no floor and, a result, triggered sequencing, the parties agreed to amend the conversion terms such that a conversion price floor of $0.75 per share was established. As a result, the Company had no remaining outstanding instruments with a variable conversion price with no floor and, accordingly, the Company reclassified derivative liabilities with an aggregate fair value of $345,830 to additional paid-in capital. See Note 8, Notes Payable for additional details.

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all of the Company’s instruments recorded at fair value, which were all Level 3 liabilities measured at fair value on a recurring basis using unobservable inputs during the years ended December 31, 2020 and 2019:

	Accrued	Accrued	Derivative
	Interest	Compensation	Liability	Total

Balance - December 31, 2018	$76,524	$40,800	$200,500	$317,824

Issuance of warrants and conversion options	-	-	15,600	15,600
Extinguishment of conversion option	-	-	(1,000)	(1,000)
Warrant modification	-	-	283,500	283,500
Accrued compensation - common stock	-	2,521	-	2,521
Accrued compensation - warrants	-	14,662	-	14,662
Accrued interest - warrants	36,098	-	-	36,098
Accrued interest - warrants - related party	61,361	-	-	61,361
Change in fair value	(708)	(31)	(146,700)	(147,439)

Balance - December 31, 2019	173,275	57,952	351,900	583,127

Accrued compensation - common stock	-	10,021	-	10,021
Accrued interest - common stock	56,875	-	-	56,875
Accrued interest - warrants	174,011	-	-	174,011
Accrued interest - warrants - related party	132,684	-	-	132,684
Change in fair value	59,866	39,275	(16,977)	82,164
Issuance of warrants	-	(10,877)	10,907	30
Issuance of common stock	(56,875)	(11,418)	-	(68,293)
Reclassification of derivative liabilities to equity	-	-	(345,830)	(345,830)

Balance - December 31, 2020	$539,836	$84,953	$-	$624,789

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

In applying the Black-Scholes option pricing model utilized in the valuation of Level 3 liabilities, the Company used the following approximate assumptions:

	For the Years Ended
	December 31,
	2020	2019

Risk-free interest rate	0.28% - 0.37%	1.17% - 2.44%
Expected term (years)	4.00 - 5.00	0.02 - 5.00
Expected volatility	90%-110%	110%
Expected dividends	0.00%	0.00%

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

As of December 31, 2020, the Company had an obligation to issue 154,495 shares of common stock to service providers that had a fair value of $72,613, which was a component of accrued compensation on the consolidated balance sheets.

See Note 8, Notes Payable and Note 11, Commitments and Contingencies for additional details associated with the issuance of warrants which were deemed to be derivative liabilities.

Note 5 – Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2020	2019

Accrued research and development	$709,574	$644,445
Accrued third-party payments	116,326	133,488
Accrued legal fees	113,996	123,417
Accrued other professional fees	201,805	115,245
Accrued director compensation	9,750	9,750
Other accrued expenses	8,499	25,616
Total accrued expenses	$1,159,950	$1,051,961

See Note 10, Stockholders’ Deficiency – Stock Warrants for details associated with the extinguishment of accrued compensation to the Company’s Scientific Advisory Board.

Note 6 – Accrued Compensation

Accrued compensation consisted of the following:

	December 31,
	2020	2019

Witholding tax	$122,457	$118,017
Social security	39,211	36,945
Stock-based compensation - common stock	72,613	40,021
Stock-based compensation - warrants	12,341	17,931
Pension insurance	206,067	157,562
Accrued payroll	84,745	65,979
Vacation	57,111	51,565
Severance	129,640	115,500
Total accrued compensation	$724,185	$603,520

Note 7 – Advances Payable

Advances payable and advances payable – related party represent cash received from lenders in advance of closing. See Note 12, Related Party Transactions.

On May 6, 2020, in connection with an advance in the amount of $100,000, the Company issued a five-year immediately vested warrant to purchase 200,000 shares of common stock at $0.75 per share. The warrant had an issuance date relative fair value of $24,386, which was recorded as interest expense on the consolidated statement of operations.

During the years ended December 31, 2020 and 2019, the Company received cash advances of $114,000 and $275,500, respectively, and repaid cash advances of $154,000 and $140,000, respectively.

Note 8 – Notes Payable

The Company has a variety of outstanding debt instruments consisting of: a) notes payable, b) notes payable due to related parties, c) convertible notes payable, and d) convertible notes payable due to related parties. The notes within each of those groups are described in the sections below.

As of December 31, 2020 and through the date of this filing, notes payable with principal amounts totaling $1,538,000 and $2,239,000, respectively, were past due and are classified as current liabilities on the consolidated balance sheet as of December 31, 2020. Such notes continue to accrue interest and all relevant penalties have been accrued as of December 31, 2020. Of such past due notes payable, a holder of a note with principal amount of $250,000 issued a notice of default. See Note 11, Commitments and Contingencies – Litigation for additional details. The Company is in negotiations with all holders of notes payable to extend the maturity dates of such notes or to convert the principal and accrued interest into equity.

During the years ended December 31, 2020 and 2019, the Company recorded interest expense of $636,156 and $292,977, respectively, and amortization of debt discount of $301,250 and $14,970, respectively. As of December 31, 2020 and 2019, the Company had $997,244 and $573,007, respectively, of accrued interest (including interest in the form of warrants (see Note 4)) and penalties related to notes payable, which is included with accrued interest and accrued interest – related parties on the consolidated balance sheets.

a) Notes payable consist of the following:

		December 31,
		2020	2019

i)	Notes issued on March 26, 2015	$500,000	$500,000
ii)	Note issued on May 15, 2015	250,000	250,000
iii)	Note issued on May 10, 2016	53,000	53,000
iv)	Notes issued on various dates from July 20, 2016 to October 13, 2016	60,000	160,000
v)	Note issued on February 26, 2018	100,000	100,000
vi)	Note issued on July 29, 2019, net of debt discount of $0 and $1,292 as of December 31, 2020 and 2019, respectively	50,000	48,708

		$1,013,000	$1,111,708

Details regarding certain of these notes are as follows (which numbering corresponds to the above table):

i)

On April 15, 2020, the maturity date a promissory note in the principal amount of $250,000, originally due in 2015, was extended to April 15, 2021. In connection with this extension, the Company issued an aggregate of 375,000 shares of common stock to the holder with a fair value of $93,750. The Company determined the extension was a note extinguishment and recorded a loss on extinguishment of notes payable of $93,750 in the consolidated statements of operations during the year ended December 31, 2020.

iv)

On April 15, 2020, the maturity date a promissory note in the principal amount of $100,000, originally due in 2016, was extended to April 15, 2021. In connection with this extension, the Company issued an aggregate of 150,000 shares of common stock to the holder with a fair value of $37,500. The Company determined the extension was a note extinguishment and recorded a loss on extinguishment of notes payable of $37,500 in the consolidated statements of operations during the year ended December 31, 2020. On July 29, 2020, the Company fully repaid the principal of a promissory note in the amount of $100,000.

vii)	On July 29, 2019, the Company issued a note payable in the principal amount of $50,000. The note does not accrue interest and matured on January 29, 2020. In connection with the note issuance, the Company issued to the noteholder a five-year immediately vested warrant for the purchase of 50,000 shares of common stock at $0.75 per share. The warrant had an issuance date fair value of $8,200, which was recorded as a debt discount and was amortized over the term of the note.

On March 31, 2019, holders of notes with aggregate principal amounts of $400,000 and aggregate late payment penalties of $40,000 exchanged those notes for 70,400 shares of the Company’s Series A Convertible Preferred Stock. The value of the shares issued exceeded the carrying value of the debt and accrued interest and, as more fully discussed in Note 10, Stockholders’ Deficiency - Series A Convertible Preferred Stock, this difference of $88,000 was recorded in the consolidated statement of operations as a loss on exchange of notes payable for Series A Convertible Preferred Stock.

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

On June 3, 2020, the Company issued a note payable in the principal amount of $100,000. The note does not accrue interest and matures on December 3, 2020. The note was repaid in full by the Company on June 18, 2020. In connection with the note issuance, the Company issued a five-year immediately vested warrant to purchase 50,000 shares of common stock at an exercise price of $0.75 per share. The warrant had an issuance date relative fair value of $7,466, which was recorded as a debt discount and was to be amortized over the term of the note, however, was recognized during the year ended December 31, 2020 as a result of the repayment of the note.

b) Notes payable due to related parties consist of the following:

		December 31,
		2020	2019

i)	Note issued on November 26, 2014	$50,000	$50,000
ii)	Note issued on July 20, 2015	100,000	100,000

		$150,000	$150,000

c) Convertible notes payable consist of the following:

		December 31,
		2020	2019

i)	Convertible notes issued on July 24, 2015, net of debt discount of $7,247 and $0 as of December 31, 2020 and 2019	$137,753	$145,000
ii)	Convertible notes issued on October 7, 2015	265,000	265,000
iii)	Convertible notes issued on May 18, 2017	135,000	135,000
iv)	Convertible note issued on July 2, 2019, net of debt discount of $0 and 1,467 as of December 31, 2020 and 2019, respectively	-	66,533
v)	Convertible notes issued on various dates from October 28, 2019 to December 4, 2020, net of debt discount of $75,318 as of December 31, 2020	1,924,682	500,000
vi)	Convertible notes issued on July 29, 2020, net of debt discount of $12,318 as of December 31, 2020	543,238	-
vii)	Convertible notes issued between October 11 and October 15, 2020, net of debt discount of $14,402 as of December 31, 2020	135,598	-
viii)	Convertible notes issued between December 11 and December 15, 2020, net of debt discount of $48,435 as of December 31, 2020	276,565	-

		$3,417,836	$1,111,533

Details regarding certain of these notes are as follows (which numbering corresponds to the above table):

i)	On various dates from February 20, 2020 through February 24, 2020, the maturity dates of three convertible notes in the aggregate principal amount of $145,000 were extended to February 15, 2021. The notes had previous maturity dates ranging from January 2017 to February 2018. In connection with these extensions, the parties agreed that (i) the Company would issue an aggregate of 227,500 shares of common stock to the holders with a fair value of $56,875 and (ii) a conversion price floor of $0.75 per share would be established. The Company determined the transaction was a note modification and the fair value of the common stock was setup as a debt discount and will be amortized over the amended term of the notes. On March 31, 2020, the Company issued the shares of common stock.

iii)	As of December 31, 2019, the Company had accrued an obligation to issue warrants to purchase 148,500 shares of common stock at an exercise price of $0.75 per share as a result of the Company’s failure to repay these notes on the May 18, 2018 maturity date. As a result, the Company had accrued an aggregate of $38,016 associated with the fair value of these obligations as of December 31, 2020, which amount is included in accrued interest on the consolidated balance sheets.

iv)	On July 2, 2019, the Company issued a convertible note payable in the principal amount of $68,000. The note accrues interest at 12% per annum and matures on July 2, 2020 and any amount of principal or interest which is not paid at maturity shall accrue interest at 22% per annum. The note also includes certain prepayment penalties that provide for payments ranging from 115% to 140% of the then outstanding principal and interest. The note is convertible at the option of the holder into common stock at 61% of the lowest trading price during the ten consecutive trading days prior to the conversion date at any time during the period which is 180 days following the issuance date of the convertible note and ending on the later of (i) July 2, 2020 or (ii) in the event of default, the date of the payment of the default amount. The convertible note contained an original issuance discount of $3,000 which was recorded as a debt discount and will be amortized to expense over the term of the note.

On January 3, 2020, a third party repaid the convertible note in full on behalf of the Company, which payment included a prepayment penalty for an aggregate total payment of $100,896 (principal and interest of $68,000 and $32,896, respectively), which was fully repaid by the Company to the third party as of December 31, 2020. The Company determined the transaction was a note extinguishment and recorded a loss on extinguishment of notes payable of $1,441 in the consolidated statements of operations.

v)

On October 28, 2019, the Company issued a convertible note payable in the aggregate principal amount of $1,500,000 and received initial proceeds of $500,000 on the same date. Prior to its amendment as described below, the note accrued interest at 8% per annum and was to mature on October 31, 2020. Prior to its amendment, the note provided that after the Company sells shares of its Series B Convertible Preferred Stock, the note would become convertible at the option of the holder at any time at a conversion price equal to the price paid by the investors in the Company’s offering of Series B Convertible Preferred Stock. Prior to its amendment, the note provided that in the event that the lender has converted all or a portion of the note into Series B Convertible Preferred Stock, then the lender would have the option to purchase, at an exercise price of $1.25 per share, a number of shares of the Company’s common stock as determined by multiplying 7,400,000 by a fraction, the numerator of which would be the number of shares of Series B Convertible Preferred Stock owned by the lender and the denominator of which would be 666,666.

On March 2, 2020, the Company received further proceeds of $500,000 through a previously issued convertible note dated October 28, 2019 in the principal amount of up to $1,500,000, such that the Company had now received aggregate proceeds of $1,000,000 under the convertible note.

On June 18, 2020, the Company received further proceeds of $500,000 through the above mentioned previously issued convertible note dated October 28, 2019 in the principal amount of up to $1,500,000, such that the Company had now received aggregate proceeds of $1,500,000 under the convertible note. In connection with the receipt of these proceeds, the Company issued a five-year immediately vested warrant for the purchase of 1,200,000 shares of common stock at an exercise price of $1.25 per share. The warrant had an issuance date relative fair value of $153,790, which was recorded as a debt discount and will amortized over the term of the note. The convertible note had an original maturity date of October 31, 2020. On December 3, 2020, the Company and the note holder entered into an agreement whereby the maturity date of the note was extended to October 31, 2021, the Company received additional proceeds of $500,000, the principal amount was increased to $2,000,000, the interest rate was increased from 8% to 10% (effective on the date of receipt of funds). Furthermore, the Company has the option to convert the note into $266,667 of Series B Convertible Preferred stock at any time after the designation of the requisite class of preferred stock. Lastly, in connection with the amendment, the Company accrued an obligation to issue a five-year immediately vested warrant for the purchase of 400,000 shares of common stock at an exercise price of $1.25 per share with a relative fair value of $82,006 which was recorded as a debt discount and will be amortized over the term of the note. The obligation to issue these warrants is included within accrued interest on the consolidated balance sheets as of December 31, 2020.

As of the date of issuance of the note and through December 31, 2020 as well as through the date of filing, the Series B Convertible Preferred Stock had not been designated by the Board nor had the Company sold shares of its Series B Convertible Preferred Stock. As a result, the Company did not analyze the note’s embedded conversion option as the definition of a firm commitment had not been met since the notes was not convertible as of its date of issuance or as of December 31, 2020.

vi)	On July 29, 2020, the Company issued a convertible note payable in the principal amount of $555,556 for net proceeds of $497,500 (gross proceeds of $500,000 less $2,500 of issuance costs) which matures on January 29, 2021. The note accrues interest at 13% per annum and is convertible into common stock at the lower of (i) a conversion price of $0.75 per share (the “Fixed Conversion Price”) or (ii) in the event of a default, as defined in the note, a conversion price of 65% of the lowest volume weighted average price for the ten consecutive trading days ending on the trading day that is immediately prior to the applicable conversion date (the “Default Conversion Price”). The Default Conversion Price shall not apply before March 29, 2021. So long as the convertible note is outstanding, upon any issuance by the Company of any equity at an effective price lower than the conversion price (the “Base Conversion Price”), then the conversion price shall be reduced to equal such Base Conversion Price. The Company determined the embedded conversion option in connection with the Default Conversion Price should not be bifurcated and accounted for as a derivative liability. The original issuance discount of $55,556 and debt issuance costs of $2,500 were each recorded as a debt discount and will be amortized over the term of the note. In connection to the issuance of the convertible note payable, the Company issued a five-year immediately vested warrant to purchase 146,199 shares of common stock at an exercise price of $0.95 per share, which may be exercised on a cashless basis. The warrant had an issuance date relative fair value of $20,098, which was recorded as a debt discount and will amortized over the term of the note.

vii)	On October 15, 2020, the Company issued a convertible note payable in the principal amount of $100,000 the note accrues interest at 8% per annum and matures six months from issuance. Interest is payable at maturity at the option of the holder or may be paid at the option of the Company is cash or shares of the Company’s common stock at $0.75 per share. This note will automatically convert on the maturity date into shares of Series B Convertible Preferred Stock at a conversion price of $7.50 per share. The Company issued a five-year immediately vested warrant for the purchase of 80,000 shares of common stock at an exercise price of $1.25 per share. The warrant had an issuance date relative fair value of $16,382 which was recorded as a debt discount and will amortized over the term of the note.

On October 20, 2020, the Company issued a convertible note payable in the principal amount of $50,000 the note accrues interest at 8% per annum and matures six months from issuance. Interest is payable at maturity at the option of the holder or may be paid at the option of the Company is cash or shares of the Company’s common stock at $0.75 per share. This note will automatically convert on the maturity date into shares of Series B Convertible Preferred Stock at a conversion price of $7.50 per share. The Company issued a five-year immediately vested warrant for the purchase of 40,000 shares of common stock at an exercise price of $1.25 per share. The warrant had an issuance date relative fair value of $8,194 which was recorded as a debt discount and will amortized over the term of the note.

viii)	On December 11, 2020, the Company issued a convertible note payable in the principal amount of $50,000 the note accrues interest at 8% per annum and matures six months from issuance. Interest is payable at maturity at the option of the holder or may be paid at the option of the Company is cash or shares of the Company’s common stock at $0.75 per share. This note will automatically convert on the maturity date into shares of Series C Convertible Preferred Stock at a conversion price of $7.50 per share. The Company issued a five-year immediately vested warrant for the purchase of 40,000 shares of common stock at an exercise price of $1.25 per share. The warrant had an issuance date relative fair value of $8,197 which was recorded as a debt discount and will amortized over the term of the note.

On December 15, 2020, the Company issued a convertible note payable in the principal amount of $25,000 the note accrues interest at 8% per annum and matures six months from issuance. Interest is payable at maturity at the option of the holder or may be paid at the option of the Company is cash or shares of the Company’s common stock at $0.75 per share. This note will automatically convert on the maturity date into shares of Series C Convertible Preferred Stock at a conversion price of $7.50 per share. The Company issued a five-year immediately vested warrant for the purchase of 20,000 shares of common stock at an exercise price of $1.25 per share. The warrant had an issuance date relative fair value of $4,009 which was recorded as a debt discount and will amortized over the term of the note.

On December 15, 2020, the Company issued a convertible note payable in the principal amount of $250,000 the note accrues interest at 8% per annum and matures six months from issuance. Interest is payable at maturity at the option of the holder or may be paid at the option of the Company is cash or shares of the Company’s common stock at $0.75 per share. This note will automatically convert on the maturity date into shares of Series C Convertible Preferred Stock at a conversion price of $7.50 per share. The Company issued a five-year immediately vested warrant for the purchase of 200,000 shares of common stock at an exercise price of $1.25 per share. The warrant had an issuance date relative fair value of $40,985 which was recorded as a debt discount and will amortized over the term of the note.

As of the date of issuance of the note and through December 31, 2020 as well as through the date of filing, the Series C Convertible Preferred Stock had not been designated by the Board nor had the Company sold shares of its Series C Convertible Preferred Stock. As a result, the Company did not analyze the note’s embedded conversion option as the definition of a firm commitment had not been met since the notes was not convertible as of its date of issuance or as of December 31, 2020.

On March 31, 2019, holders of notes with aggregate principal amounts of $290,000 and aggregate accrued interest of $97,784 exchanged those notes for 74,967 shares of the Company’s Series A Convertible Preferred Stock. The value of the shares issued exceeded the carrying value of the debt and accrued interest and, as more fully discussed in Note 6, Stockholders’ Deficiency - Series A Convertible Preferred Stock, this difference of $174,470 was recorded in the consolidated statements of operations as a loss on exchange of notes payable for Series A Convertible Preferred Stock.

On May 20, 2019, the Company issued a convertible note payable in the principal amount of $103,000 for cash proceeds of $100,000 which matured on November 20, 2019. The note accrues interest at 8% per annum, of which, twelve months of interest was guaranteed. The note also includes certain prepayment penalties that provide for payments ranging from 115% to 140% of the then outstanding principal and interest. The note is convertible at the option of the holder into common stock at either (i) $0.75 per share or (ii) in the event of a default, at 75% of the volume-weighted average price in the ten consecutive trading days prior to the conversion date. The conversion option had an issuance date fair value of $1,600 and, together with the original issuance discount of $3,000, was recorded as a debt discount and was amortized to expense over the term of the note. In accordance with the Company’s sequencing policy, this conversion option was determined to be a derivative liability.

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

On January 10, 2020, the Company issued a convertible note payable in the principal amount of $78,000. The note accrues interest at 12% per annum and matures on January 10, 2021. Any amount of principal or interest which is not paid at maturity shall accrue interest at 22% per annum. The note also includes certain prepayment penalties that provide for payments ranging from 115% to 140% of the then-outstanding principal and interest. The note is convertible at the option of the holder into common stock at 61% of the lowest trading price during the ten (10) consecutive trading days prior to the conversion date at any time during the period which is 180 days following the issuance date of the convertible note and ending on the later of (i) January 10, 2021 or (ii), in the event of default, the date of the payment of the default amount. The convertible note contained an original issuance discount of $3,000 which was recorded as a debt discount and will be amortized over the term of the note. On July 6, 2020, the Company repaid the convertible note in full, which payment included a prepayment penalty, for an aggregate total payment of $115,483 (principal and interest of $78,000 and $37,483, respectively). In connection with the repayment, the Company recorded a loss on extinguishment of notes payable of $1,511 in the consolidated statements of operations.

d) Convertible notes payable due to related parties consist of the following:

	December 31,
	2020	2019

Convertible notes issued on May 18, 2017	$225,000	$225,000

As of December 31, 2020, the Company had accrued an obligation to issue warrants to purchase 247,500 shares of common stock at an exercise price of $0.75 per share as a result of the Company’s failure to repay these notes on the May 18, 2018 maturity date. As a result, the Company had accrued an aggregate of $63,360 associated with the fair value of these obligations as of December 31, 2020, which amount is included in accrued interest – related parties on the consolidated balance sheets.

Note 9 – Income Taxes

The loss before income taxes consists of the following US and Israeli components:

	For the Years Ended December 31,
	2020	2019

United States	$(4,074,379)	$(4,014,647)
Israel	(485,786)	(460,848)
Loss before income taxes	$(4,560,165)	$(4,475,495)

The provision for income taxes consists of the following expenses (benefits):

	For the Years Ended December 31,
	2020	2019

Deferred tax benefit:
Federal	$(883,028)	$(836,320)
Foreign	(111,731)	(105,994)
US State and local	(546,636)	(474,635)
	(1,541,395)	(1,416,949)
Change in valuation allowance	1,541,395	1,416,949
Provision for income taxes	$-	$-

The provision for income taxes differs from the United States federal statutory rate as follows:

	For the Years Ended December 31,
	2020	2019

Tax expense at the federal statutory rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	(11.6)%	(11.7)%
Statutory rate differential - domestic versus foreign	(0.2)%	(0.2)%
Permanent differences	0.9%	2.8%
Research and development tax credits	0.0%	(1.6)%
Prior period true-up and other	(1.9)%	0.0%
Change in valuation allowance	33.8%	31.7%
Effective income tax rate	0.0%	0.0%

Deferred tax assets consist of the following:

	As of December 31,
	2020	2019

Net operating loss carryforwards	$7,196,269	$5,676,425
Stock-based compensation	424,524	343,342
Deferred foreign research and development expenses	54,214	113,845
Research and development tax credits	69,337	69,337
Deferred tax assets	7,744,344	6,202,949
Valuation allowance	(7,744,344)	(6,202,949)
Deferred tax assets, net	$-	$-

As of December 31, 2020 and 2019, the Company had approximately $11,800,000 and $8,200,000 of domestic federal, state and local net operating loss carryforwards ("NOLs"), respectively, that may be available to offset future taxable income in that jurisdiction.  Approximately $4,000,000 of those NOLs from both periods will expire during the years ranging from 2034 to 2037.  The balances of approximately $7,800,000 and $4,200,000 for the years ended December 31, 2020 and 2019, respectively, have no expiration dates for federal and local purposes, but expire in 2038 to 2040 for state purposes.  The utilization of NOLs to offset future taxable income may be subject to annual limitations under Internal Revenue Code Section 382 and similar state and local statutes as a result of ownership changes that could occur in the future.  As of December 31, 2020 and 2019, the Company had approximately $13,900,000 and $13,100,000 of Israeli NOLs, respectively, that may be available to offset future taxable income in that jurisdiction.  Those NOLs have no expiration dates.

The Company has assessed the likelihood that deferred tax assets will be realized in accordance with the provisions of ASC 740 Income Taxes ("ASC 740").  ASC 740 requires that such a review considers all available positive and negative evidence, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies.  ASC 740 requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized.  After the performance of such reviews as of December 31, 2019 and 2018, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of those dates. Thus, the Company increased the valuation allowance by $1,541,395 and $1,416,949 during the years ended December 31, 2020 and 2019, respectively.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2020 and 2019.  The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

The Company intends to file its US federal, state, and local tax returns for the years ended December 31, 2019 through 2020 and its Israeli tax returns for the years ended December 31, 2014 through 2020.  No tax audits were commenced or were in process during the years ended December 31, 2020 and 2019.

Note 10 – Stockholders’ Deficiency

Authorized Capital

As of December 31, 2020, the Company was authorized to issue 200,000,000 shares of common stock, par value of $0.001 per share, and 10,000,000 shares of preferred stock, par value of $0.001 per share. The holders of the Company’s common stock are entitled to one vote per share. The preferred stock was designated as 1,335,000 shares of Series A Convertible Preferred Stock.

Common Stock

On December 24, 2019, the Company issued 7,500 shares of immediately-vested common stock to a service provider in connection with consulting services provided. The shares had a fair value of $1,876, which was recognized immediately.

During the year ended December 31, 2020, the Company issued an aggregate of 1,295,671 shares of common stock with an issuance date fair value of $323,918 to service providers in connection with consulting services provided. In connection with the issuances, the Company expects to recognize the fair value of the common stock over the service period, such that it recognized stock-based compensation expense of $323,918 during the year ended December 31, 2020, which amount was included within general and administrative expenses on the consolidated statements of operations.

During the year ended December 31, 2020, the Company issued an aggregate of 265,534 shares of common stock with a fair value of $66,649 in exchange for accrued interest in the aggregate amount of $199,151. The Company recognized the difference of $132,502 as a gain on forgiveness of accrued interest for common stock on the consolidated statements of operations.

On November 1, 2020, Yeda exercised a warrant to purchase 1,995,376 shares of common stock at an exercise price of $0.001 per share for proceeds of $1,995, which resulted in the issuance of 1,995,376 shares of common stock.

See Note 6, Notes Payable and Convertible Notes Payable for additional details associated with the issuance of common stock.

See Note 10, Stockholders’ Deficiency – Series A Convertible Preferred Stock for details associated with the issuance of common stock in satisfaction of preferred stock dividends.

Series A Convertible Preferred Stock

On January 29, 2020, the Board of Directors extended the expiration date of the Private Placement Memorandum (“PPM”) which commenced on December 23, 2016, to March 31, 2020 and authorized two sixty-day extensions beyond that date at management’s discretion, under which the Company continued to raise up to $10,000,000 via the sale of up to 1,333,333 shares of Series A Convertible Preferred Stock at $7.50 per share. On March 25, 2020, the Board of Directors extended the expiration date of the PPM to May 30, 2020. On May 27, 2020, the Board of Directors extended the expiration date of the PPM to July 29, 2020. On July 27, 2020, the Company’s PPM was now fully subscribed.

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

During the year ended December 31, 2020, the Company received aggregate proceeds of $728,347 through the sale of 97,112 shares of Series A Convertible Preferred Stock at $7.50 per share.

As of January 1, 2019, there was an accrued dividend payable of $13,563. During the year ended December 31, 2019, the Company accrued additional preferred dividends of $741,981 and issued 991,651 shares of common stock at $0.75 per share pursuant to the terms of the Series A Convertible Preferred Stock Certificate of Designation with a value of $743,697, such that there was an accrued dividend payable as of December 31, 2019 of $11,846. During the year ended December 31, 2020, the Company accrued additional preferred dividends of $877,736 and issued 1,152,568 shares of common stock at $0.75 per share pursuant to the terms of the Series A Convertible Preferred Stock Certificate of Designation with a value of $864,371, such that there was an accrued dividend payable as of December 31, 2020 of $25,210.

Equity Incentive Plan

On August 13, 2019, the Company’s Board of Directors approved the adoption of the Company’s 2019 Equity Incentive Plan (the “Plan”). A total of 7,900,000 shares of common stock are reserved for issuance under the Plan, which permits the Board of Directors to issue stock options, stock appreciation rights, restricted stock, restricted stock units, performance and other awards to employees, consultants and directors of the Company. As of the date of filing, the Company’s shareholders have not approved the Plan. As of December 31, 2020, a total of 2,567,996 shares were available for future issuance under the Plan.

Stock-Based Compensation

During the years ended December 31, 2020 and 2019, the Company recognized stock-based compensation expense of $791,668 (consisting of expense related to common stock, options and warrants of $356,510 (of which, $323,918 has been included within stockholder’s deficiency and $32,592 has been included within accrued compensation), $115,800 and $319,358 (of which, $313,831 has been included within stockholder’s deficiency and $5,527 has been included within accrued compensation), respectively)and $844,128 (consisting of expense related to common stock, options and warrants of $4,397, $825,100 and $14,631, respectively). During the year ended December 31, 2020, $791,668 of stock-based compensation expense was included within general and administrative expenses and $0 was included within research and development on the consolidated statement of operations. During the year ended December 31, 2019, $825,100 of stock-based compensation expense was included within research and development expenses and $19,028 was included within general and administrative expenses on the consolidated statement of operations. As of December 31, 2020, there was $225,299 of unrecognized stock-based compensation expense to be recognized over a weighted average period of 1.29 years.

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

On May 20, 2020, the Company issued a five-year warrant to purchase 100,000 shares of common stock at an exercise price of $0.75 per share to a service provider in connection with consulting services to be provided. The warrant had an issuance date fair value of $16,129. In connection with the issuance, the Company expects to recognize the fair value of the warrants over the service period, such that it recognized stock-based compensation expense of $4,322 during the year ended December 31, 2020, which amount was included within general and administrative expenses on the consolidated statements of operations.

On August 19, 2020, the Company issued five-year immediately vested warrants to purchase an aggregate of 1,598,000 shares of common stock at an exercise price of $0.75 per share to members of the Company’s Scientific Advisory Board. The warrants had an aggregate issuance date fair value of $257,700 which was recognized immediately within general and administrative expenses on the consolidated statement of operations.

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

On October 15, 2020, the Company issued a five-year warrant to purchase 200,000 shares of common stock at an exercise price of $0.75 per share to a service provider in connection with consulting services to be provided. The warrant vests in equal monthly installments during the sixteen-month period commencing one month after the date of the issuance. The warrant had an issuance date fair value of $57,300, which will be recognized over the service period.

On November 19, 2020, the Company issued a five-year warrant to purchase 200,000 shares of common stock at an exercise price of $0.75 per share to a service provider in connection with consulting services to be provided. 100,000 warrants vest on December 1, 2020 and the remaining 100,000 warrants vest in equal monthly installments during the twelve-month period commencing on January 1, 2021. The warrant had an issuance date fair value of $57,400, which will be recognized over the service period.

On December 1, 2020, the Company issued a five-year warrant to purchase 150,000 shares of common stock at an exercise price of $0.75 per share to a service provider in connection with consulting services to be provided. The warrant vests in equal monthly installments during the sixteen-month period commencing one month after the date of the issuance. The warrant had an issuance date fair value of $43,000, which will be recognized over the service period.

A summary of the warrant activity during the year ended December 31, 2020 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding, January 1, 2020	6,102,992	$0.50
Issued	4,890,852	0.98
Exercised	(1,995,376)	0.001
Expired	(1,417,792)	0.75
Outstanding, December 31, 2020	7,580,676	$0.90	3.8	$-

Exercisable, December 31, 2020	7,030,042	$0.90	3.8	$-

Information regarding outstanding and exercisable warrants at December 31, 2020 is as follows:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants

$0.75	5,185,810	2.2	4,729,533
$0.82	68,667	0.0	68,667
$0.95	146,199	0.1	146,199
$1.25	2,180,000	1.4	2,085,643
	7,580,676	3.8	7,030,042

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

On October 7, 2020, the Company granted five-year stock options to purchase 500,000 shares of common stock at an exercise price of $1.00 per share to a director of CSL. The shares vest ratably over two years from the date of grant. The stock options had a grant date fair value of $97,600, which will be recognized over the service period.

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following approximate assumptions:

	For the Years Ended
	December 31,
	2020	2019

Risk-free interest rate	0.15%-0.21%	1.68%
Expected term (years)	2.50-3.18	10.00
Expected volatility	90%-110%	110%
Expected dividends	0.00%	0.00%

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

The weighted average estimated grant date fair value of the stock options granted for the year ended December 31, 2020 and 2019 was approximately $0.13 and $0.22 per share, respectively.

A summary of the option activity during the year ended December 31, 2020 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, January 1, 2020	3,782,004	$0.75
Granted	1,550,000	0.83
Exercised	-	-
Expired/forfeited	-	-
Outstanding, December 31, 2020	5,332,004	$0.77	7.5	$-

Exercisable, December 31, 2020	4,832,004	$0.75	7.7	$-

Information regarding outstanding and exercisable options at December 31, 2020 is as follows:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Option	In Years	Options

$0.75	4,832,004	7.7	4,832,004
$1.00	500,000	-	-
	5,332,004	7.7	4,832,004

Note 11 – Commitments and Contingencies

Yeda Research and License Agreement

On October 3, 2011, the Company entered into a Research and License Agreement (the “Agreement”) with Yeda Research and Development Company Limited (“Yeda”) for Veto Cell technology and an exclusive option to negotiate an additional license for organ regeneration technology. Yeda is the technology transfer and commercial arm of the Weizmann Institute, for research conducted at the Weizmann Institute for an invention comprising methods of bone marrow transplantation and cell therapy utilizing Veto Cells. As Yeda is a founder and a significant shareholder of the Company, it is a related party. If the Company fails to achieve any of the milestones by the dates set forth in the Agreement, Yeda is entitled to terminate the license upon written notice to the Company. To date, the Company has been deemed to have met all of the milestones and the next milestone in the agreement is January 1, 2022. Either Yeda or the Company may terminate the agreement and the license after the commitment of a material breach by the other party and in certain other instances as detailed in the agreement. Through December 31, 2020, the Company has made all required payments under the terms of the Agreement.

In connection with Amendments No. 5, 6 and 7 to the Agreement, the research conducted (“Further Research”) under the Agreement was extended to cover the period from July 1, 2019 to March 31, 2020 and the associated research budget for this period shall be a total of $235,000. The Company paid Yeda a total of $165,282 and $50,000 during the years ended December 31, 2020 and 2019, respectively.

During the years ended December 31, 2020 and 2019, the Company recorded research and development expenses of approximately $164,000 and $173,000, respectively, related to the Agreement. As of December 31, 2020 and 2019, the Company had $136,919 and $123,334, respectively, of accrued research and development expenses pursuant to the Agreement with Yeda, which are included within current liabilities on the consolidated balance sheets.

MD Anderson Sponsored Research Agreements

On November 28, 2018, the Company entered into a Sponsored Research Agreement with The University of Texas M.D. Anderson Cancer Center (“MD Anderson”) for a research study in the area of stem cells. The Sponsored Research Agreement shall be for three years and can be extended by mutual written agreement. The Company committed to engage MD Anderson to perform research services in the amount of approximately $1,500,000 from January 1, 2019 to December 31, 2021 (approximately $500,000 each year for three years). The Sponsored Research Agreement was amended on December 2, 2020 in order to increase the research budget for the year ending December 31, 2021 from approximately $500,000 to $800,000.

The Sponsored Research Agreement may be terminated: (a) immediately by the written agreement of both parties; (b) by the Company at the end of each twelve month period following the commencement of the study, with sixty days’ notice to MD Anderson; (c) by MD Anderson for health, safety or regulatory reasons or if the Company breaches this Agreement and fails to cure such breach within fifteen business days of notice of such breach by MD Anderson; or (d) immediately by either party if at any time the Principal Investigator becomes unable to conduct the study, and the parties cannot agree upon a mutually acceptable successor to the Principal Investigator.

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

The Company recognized $724.943 and $1,355,358 of research and development expenses during the years ended December 31, 2020 and 2019, respectively, associated with services provided by MD Anderson, under the two agreements dated November 2018 and February 2019. As of December 31, 2020, the Company had $462,785 of accrued research and development expenses pursuant to the agreements with MD Anderson, which are included within accrued expenses on the consolidated balance sheets.

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

In January 2019, the holder of a promissory note in the principal amount of $250,000 due on March 16, 2016 instituted a collection action in the Supreme Court of the State of New York, County of New York. A motion for summary judgment was heard on July 12 , 2019 and the Company did not oppose the motion. Judgment was entered in October 2019 in the amount of $267,680 and the Company’s motion to vacate was denied in February 2021. The Company has appealed the denial and is vigorously pursuing a motion to renew and reargue the motion to vacate so that it can present factual defenses to the plaintiff’s claims. The plaintiff has commenced steps to collect judgment.

Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed. There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows. As of December 31, 2020 and 2019, the Company had not accrued any amounts for contingencies.

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

As of December 31, 2020 and 2019, the Company was required to issue warrants to purchase an aggregate of 1,056,500 and 756,500, respectively, shares of common stock at an exercise price of $0.75 per share to directors of the Company in connection with loans made to the Company in the aggregate amount of $459,000 which required certain penalties in the form of warrants. As a result, the Company had accrued $291,708 and $115,932 associated with the fair value of the obligations as of December 31, 2020 and 2019, respectively, which amount is included in accrued interest – related parties on the consolidated balance sheets.

Note 13 – Subsequent Events

Convertible Notes Payable

On January 7, 2021, the Company issued a convertible note payable in the amount of $50,000 which matures on July 7, 2021. The note accrues interest at 8% per annum and is convertible into the Company’s Series C Convertible Preferred Stock (the “Series C Preferred Stock”) at a conversion price of $7.50. The note shall be become convertible at (i) the holder’s option beginning on the date that the Company first issues any shares of its Series C Preferred Stock (ii) automatically on the maturity date. It is anticipated that the Series C Preferred Stock shall convert into the Company’s common stock at a fixed rate of ten shares of common stock for each share of Series C Preferred Stock. In connection with the issuance of the convertible note, the Company issued a five-year immediately vested warrant to purchase 40,000 shares of common stock at an exercise price $1.25 per share.

On January 11, 2021, the Company issued a convertible note payable in the amount of $30,000 which matures on July 11, 2021. The note accrues interest at 8% per annum and is convertible into the Company’s Series C Convertible Preferred Stock at a conversion price of $7.50. The note shall be become convertible at (i) the holder’s option beginning on the date that the Company first issues any shares of its Series C Preferred Stock (ii) automatically on the maturity date. It is anticipated that the Series C Preferred Stock shall convert into the Company’s common stock at a fixed rate of ten shares of common stock for each share of Series C Preferred Stock. In connection with the issuance of the convertible note, the Company issued a five-year immediately vested warrant to purchase 24,000 shares of common stock at an exercise price $1.25 per share.

On January 12, 2021, the Company issued a convertible note payable in the amount of $30,000 which matures on July 12, 2021. The note accrues interest at 8% per annum and is convertible into the Company’s Series C Convertible Preferred Stock at a conversion price of $7.50. The note shall be become convertible at (i) the holder’s option beginning on the date that the Company first issues any shares of its Series C Preferred Stock (ii) automatically on the maturity date. It is anticipated that the Series C Preferred Stock shall convert into the Company’s common stock at a fixed rate of ten shares of common stock for each share of Series C Preferred Stock. In connection with the issuance of the convertible note, the Company issued a five-year immediately vested warrant to purchase 24,000 shares of common stock at an exercise price $1.25 per share.

On January 29, 2021, the Company issued a convertible note payable in the amount of $25,000 which matures on July 29, 2021. The note accrues interest at 8% per annum and is convertible into the Company’s Series C Convertible Preferred Stock at a conversion price of $7.50. The note shall be become convertible at (i) the holder’s option beginning on the date that the Company first issues any shares of its Series C Preferred Stock (ii) automatically on the maturity date. It is anticipated that the Series C Preferred Stock shall convert into the Company’s common stock at a fixed rate of ten shares of common stock for each share of Series C Preferred Stock. In connection with the issuance of the convertible note, the Company issued a five-year immediately vested warrant to purchase 20,000 shares of common stock at an exercise price $1.25 per share.

On February 4, 2021, the Company issued a convertible note payable in the amount of $647,222 which matures on July 28, 2021 in exchange for another note in the principal amount of $555,556 and that accrued interest at 10% per annum. The note accrues interest at 8% per annum and is convertible at the Company’s election into the Company’s Series C Convertible Preferred Stock at a conversion price of $7.50 or the Company’s common stock at a $0.75 per share. The note shall be become convertible at (i) the holder’s option beginning on the date that the Company first issues any shares of its Series C Preferred Stock (ii) automatically on the maturity date. It is anticipated that the Series C Preferred Stock shall convert into the Company’s common stock at a fixed rate of ten shares of common stock for each share of Series C Preferred Stock. In connection with the issuance of the convertible note, the Company issued a five-year immediately vested warrant to purchase 517,778 shares of common stock at an exercise price $1.25 per share.

On February 11, 2021, the Company issued a convertible note payable in the amount of $200,000 which matures on August 11, 2021. The note accrues interest at 8% per annum and is convertible into the Company’s Series C Convertible Preferred Stock at a conversion price of $7.50. The note shall be become convertible at (i) the holder’s option beginning on the date that the Company first issues any shares of its Series C Preferred Stock (ii) automatically on the maturity date. It is anticipated that the Series C Preferred Stock shall convert into the Company’s common stock at a fixed rate of ten shares of common stock for each share of Series C Preferred Stock. In connection with the issuance of the convertible note, the Company issued a five-year immediately vested warrant to purchase 160,000 shares of common stock at an exercise price $1.25 per share.

On March 1, 2021, the Company issued a convertible note payable in the amount of $25,000 which matures on September 1, 2021. The note accrues interest at 8% per annum and is convertible into the Company’s Series C Convertible Preferred Stock at a conversion price of $7.50. The note shall be become convertible at (i) the holder’s option beginning on the date that the Company first issues any shares of its Series C Preferred Stock (ii) automatically on the maturity date. It is anticipated that the Series C Preferred Stock shall convert into the Company’s common stock at a fixed rate of ten shares of common stock for each share of Series C Preferred Stock. In connection with the issuance of the convertible note, the Company issued a five-year immediately vested warrant to purchase 20,000 shares of common stock at an exercise price $1.25 per share.

On March 2, 2021, the Company amended a previously issued convertible note in the principal amount of $2,000,000. In connection with this amendment, the Company received further proceeds of $500,000 and increased the principal amount from $2,000,000 to $4,000,000. Furthermore, the Company issued five-year immediately vested warrants for the purchase of 800,000 shares of common stock at an exercise price of $1.25 per share, of which, warrants to purchase 400,000 shares of common stock were accrued for as December 31, 2020.

On March 11, 2021, the Company entered into convertible note purchase agreements with two noteholders whereby the Company agreed to repurchase an aggregate of $125,000 of convertible notes payable for the same amount in cash, at which time the notes will be cancelled.

Stock Warrants

On January 5, 2021, the Company issued 125,000 five year immediately vested warrants to a note holder in satisfaction of certain noteholder rights with an exercise price $0.95 per share pursuant to a certain agreement.

Stock Options

On March 8, 2021, the Company issued 1,350,000 five year immediately vested options under the Plan to the Chief Executive Offer of the Company (of which, 750,000 were granted for service as Chief Executive Officer and 600,000 were granted for services as a director) with an exercise price $1.00 per share.

Stock Warrant Exercise

Subsequent to December 31, 2020, the Company issued 125,071 shares of common stock pursuant to a cashless warrant exercise by a noteholder.

