Form 10-Q
period 2021-03-31
Cell Source, Inc.
filed 2021-05-17
CIK 1569340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [X]	Smaller reporting company [X]

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any news or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 12, 2021, the registrant had 32,663,482 shares of $0.001 par value common stock outstanding.

CELL SOURCE, INC. AND SUBSIDIARY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(Unaudited)
Assets
Current Assets:
Cash	$-	$241,619
Prepaid expenses	173,662	177,569
Other current assets	42,050	29,651
Total Current Assets	215,712	448,839
Restricted cash	103,088	3,500
Total Assets	$318,800	$452,339

Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accounts payable	$152,425	$193,095
Accrued expenses	1,106,046	1,159,950
Accrued expenses - related parties	76,201	198,701
Accrued interest	614,342	671,968
Accrued interest - related parties	349,780	325,276
Accrued compensation	719,131	724,185
Advances payable	195,500	195,500
Advances payable - related party	100,000	100,000
Notes payable	913,000	1,013,000
Notes payable - related parties	150,000	150,000
Convertible notes payable - current portion, net of debt discount of $231,904 and $157,720 as of March 31, 2021 and December 31, 2020 , respectively	4,507,568	3,417,836
Convertible notes payable - related parties	225,000	225,000
Accrued dividend payable	248,601	25,210
Total Liabilities	9,357,594	8,399,721

Commitments and contingencies (Note 8)

Stockholders’ Deficiency:
Convertible Preferred Stock, $0.001 par value, 10,000,000 shares authorized; Series A Convertible Preferred Stock, 1,335,000 shares designated, 1,342,195 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively; liquidation preference of $10,315,063 and $10,091,672 of March 31, 2021 and December 31, 2020, respectively	1,342	1,342
Common Stock, $0.001 par value, 200,000,000 shares authorized; 32,663,482 and 32,538,411 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	32,663	32,538
Additional paid-in capital	18,157,935	17,724,731
Accumulated deficit	(27,230,734)	(25,705,993)
Total Stockholders’ Deficiency	(9,038,794)	(7,947,382)
Total Liabilities and Stockholders’ Deficiency	$318,800	$452,339

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2021	2020

Operating Expenses:
Research and development	$235,764	$257,545
Research and development - related party	35,475	61,667
General and administrative	850,117	414,120
Total Operating Expenses	1,121,356	733,332
Loss From Operations	(1,121,356)	(733,332)

Other (Expense) Income:
Interest expense	(256,383)	(76,483)
Interest expense - related parties	(24,504)	(11,166)
Amortization of debt discount	(122,763)	(8,302)
Gain on forgiveness of accrued interest	49,983	-
Change in fair value of derivative liabilities	-	16,977
Loss on extinguishment of notes payable	(49,718)	(1,441)
Total Other Expense	(403,385)	(80,415)
Net Loss	(1,524,741)	(813,747)
Dividend attributable to Series A preferred stockholders	(223,391)	(211,305)
Net Loss Applicable to Common Stockholders	$(1,748,132)	$(1,025,052)

Net Loss Per Common Share - Basic and Diluted	$(0.05)	$(0.04)

Weighted Average Common Shares Outstanding - Basic and Diluted	32,556,476	29,120,597

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2021
	Convertible Preferred				Additional		Total
	Stock - Series A		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance, January 1, 2021	1,342,195	$1,342	32,538,411	$32,538	$17,724,731	$(25,705,993)	$(7,947,382)

Series A Convertible Preferred Stock dividends:
Accrual of earned dividends	-	-	-	-	(223,391)	-	(223,391)

Issuance of common stock pursuant to
cashless warrant exercise	-	-	125,071	125	(125)	-	-

Issuance of warrants in connection
with issuance of convertible notes payable	-	-	-	-	196,966	-	196,966

Issuance of warrants in connection
with exchange of convertible notes payable	-	-	-	-	139,728	-	139,728

Warrants issued in satisfaction of accrued interest	-	-	-	-	82,350	-	82,350

Stock-based compensation:
Options	-	-	-	-	206,400	-	206,400
Warrants	-	-	-	-	31,276	-	31,276

Net loss	-	-	-	-	-	(1,524,741)	(1,524,741)

Balance, March 31, 2021	1,342,195	$1,342	32,663,482	$32,663	$18,157,935	$(27,230,734)	$(9,038,794)

	FOR THE THREE MONTHS ENDED MARCH 31, 2020
	Convertible Preferred				Additional		Total
	Stock - Series A		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance, January 1, 2020	1,245,083	$1,245	27,076,762	$27,077	$15,375,565	$(21,145,828)	$(5,741,941)

Issuance of Series A Convertible
Preferred Stock for cash	13,333	13	-	-	99,987	-	100,000

Series A Convertible Preferred Stock dividends:
Accrual of earned dividends	-	-	-	-	(211,305)	-	(211,305)

Issuance of common stock in connection
with extension of notes payable	-	-	227,500	227	56,648	-	56,875

Reclassification of derivative liabilities to
equity	-	-	-	-	345,830	-	345,830

Stock-based compensation:
Common stock	-	-	25,671	26	6,392	-	6,418

Net loss	-	-	-	-	-	(813,747)	(813,747)

Balance, March 31, 2020	1,258,416	$1,258	27,329,933	$27,330	$15,673,117	$(21,959,575)	$(6,257,870)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Three Months Ended
	March 31,
	2021	2020

Cash Flows From Operating Activities:
Net loss	$(1,524,741)	$(813,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	-	(16,977)
Amortization of debt discount	122,763	8,302
Gain on forgiveness of accrued interest	(49,983)	-
Loss on extinguishment of notes payable	49,718	1,441
Non-cash interest expense - warrants	180,991	18,668
Stock-based compensation:
Options	206,400	(98)
Warrants	31,372	4,626
Changes in operating assets and liabilities:
Prepaid expenses	3,907	(28,517)
Other current assets	(12,399)	254
Accounts payable	(40,670)	177,379
Accrued expenses	(53,903)	60,601
Accrued expenses - related parties	(122,500)	(113,833)
Accrued interest	99,174	68,233
Accrued interest - related parties	740	748
Accrued compensation	(5,150)	14,534
Net Cash Used In Operating Activities	(1,114,281)	(618,386)

Cash Flows From Financing Activities:
Proceeds from issuance of convertible notes payable	1,197,250	575,000
Proceeds from issuance of Series A Preferred Stock	-	100,000
Repayment of notes payable	(100,000)	-
Repayment of convertible notes payable	(125,000)	(68,000)
Net Cash Provided By Financing Activities	972,250	607,000

Net Decrease In Cash and Restricted Cash	(142,031)	(11,386)

Cash and Restricted Cash - Beginning of Period	245,119	27,908

Cash and Restricted Cash - End of Period	$103,088	$16,522

Cash and restricted cash consisted of the following:
Cash	$-	$-
Restricted cash	103,088	-
	$103,088	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Original issue discount in connection with convertible notes payable	$-	$3,000
Reclassification of derivative liabilities to equity	$-	$345,830
Issuance of common stock pursuant to cashless warrant exercise	$125	$-
Accrued interest converted into notes payable	$41,950	$-
Issuance of warrants in connection with the issuance of notes payable	$196,966	$-
Issuance of warrants in satisfaction of accrued interest	$82,350	$-
Accrual of earned preferred stock dividends	$(223,391)	$(211,305)
Issuance of placement agent warrants	$-	$10,907
Issuance of common stock as debt discount in connection with extension of notes payable	$-	$56,875
Repayment of convertible note payable and accrued interest by third party	$-	$100,896

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Business Organization, Nature of Operations, Risks and Uncertainties and Basis of Presentation

Organization and Operations

Cell Source, Inc. (“Cell Source”, “CSI” or the “Company”) is a Nevada corporation formed on June 6, 2012 that is the parent company of Cell Source Limited (“CSL”), a wholly owned subsidiary which was founded in Israel in 2011 in order to commercialize a suite of inventions relating to certain cancer treatments. The Company is a biotechnology company focused on developing cell therapy treatments based on the management of immune tolerance. The Company’s lead prospective product is its patented Veto Cell immune system management technology, which is an immune tolerance biotechnology that enables the selective blocking of immune responses. CSL’s Veto Cell immune system management technology is based on technologies patented, owned, and licensed to CSL by Yeda Research and Development Company Limited, an Israeli corporation (“Yeda”) (see Note 8 – Commitments and Contingencies). The Company’s target indications include: lymphoma, leukemia and multiple myeloma through the facilitation of safer and more accessible stem cell (e.g. bone marrow) transplantation acceptance, treatment of end stage kidney disease and other non-malignant organ diseases through improved organ transplantation (broadened donor pool, reduced dependence on post-transplant anti-rejection therapy), and ultimately treating a variety of cancers and non-malignant diseases.

Risks and Uncertainties

In March 2020, the World Health Organization declared COVID-19, a novel strain of coronavirus, a pandemic. During 2020 and continuing into 2021, the global economy has been, and continues to be, affected by COVID-19. While the Company continues to see signs of economic recovery as certain governments began to gradually ease restrictions, provide economic stimulus and vaccine distribution accelerated, the rate of recovery on a global basis has been affected by resurgence of the virus or its variants in certain jurisdictions causing reinstatement of restrictions in certain jurisdictions. The Company continues to monitor the effects of COVID-19 and its impact on the Company’s operations, financial position, cash flows and its industry in general. The Company considered the impact of COVID-19 on its business and operational assumptions and estimates, and determined there were no material adverse impacts on the Company’s results of operations and financial position at March 31, 2021.

The full extent of the future impact of COVID-19 on the Company’s operations and financial condition is uncertain. Accordingly, COVID-19 could have a material adverse effect on the Company’s business, results of operations, financial condition and prospects during 2021 and beyond, including the timing and ability of the Company to initiate and/or complete current and/or future preclinical studies and/or clinical trials, disrupt the Company’s regulatory activities, and/or have other adverse effects on the Company’s clinical development. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial position of the Company as of March 31, 2021 and the condensed consolidated results of its operations and cash flows for the three months ended March 31, 2021 and 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results for the full year ending December 31, 2021 or any other period. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2020 and for the year then ended which were included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on April 15, 2021.

Note 2 - Going Concern and Management Plans

During the three months ended March 31, 2021, the Company had not generated any revenues, had a net loss of approximately $1,525,000 and had used cash in operations of approximately $1,114,000. As of March 31, 2021, the Company had a working capital deficiency of approximately $9,142,000 (including $1,558,000 of notes payable past due) and an accumulated deficit of approximately $27,231,000. Subsequent to March 31, 2021 and as more fully described in Note 9 – Subsequent Events, the Company received proceeds of $100,000 through the issuance of convertible notes. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date these financial statements are issued.

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

Note 3 - Summary of Significant Accounting Policies

Since the date of the Annual Report on Form 10-K for the year ended December 31, 2020, there have been no material changes to the Company’s significant accounting policies.

Loss Per Share

The Company computes basic net loss per share by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share includes the dilution that would occur upon the exercise or conversion of all dilutive securities into common stock using the “treasury stock” and/or “if converted” methods, as applicable. Basic weighted average shares outstanding for the three months ended March 31, 2021 and 2020 includes the weighted average impact of warrants to purchase an aggregate of 0 and 2,043,835 shares of common stock because their exercise price was determined to be nominal.

The common stock equivalents associated with the following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	March 31,
	2021	2020

Options	6,182,004	3,782,004
Warrants	8,966,388	4,125,810
Convertible notes [1] [2]	1,708,020	2,555,477
Convertible preferred stock	13,421,950	12,584,160
Total	30,278,362	23,047,451

[1] Convertible notes are assumed to be converted at the rate of $0.75 per common share, which is the conversion price as of March 31, 2021. However, as further described in Note 5, Notes Payable, such conversion rates are subject to adjustment under certain circumstances, which may result in the issuance of common shares greater than the amount indicated.

[2] Excludes shares of common stock underlying convertible notes that are expected to become convertible into shares of Series B and Series C Convertible Preferred Stock since such stock had not been designated by the Company as of March 31, 2021.

Note 4 - Fair Value

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all Level 3 liabilities measured at fair value on a recurring basis using unobservable inputs during the three months ended March 31, 2021:

	Accrued	Accrued
	Interest	Compensation	Total

Balance - January 1, 2021	$539,836	$84,953	$624,789

Change in fair value	41,607	97	41,704
Issuance of warrants	(82,350)	-	(82,350)

Balance - March 31, 2021	$499,093	$85,050	$584,143

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

In applying the Black-Scholes option pricing model utilized in the valuation of Level 3 liabilities, the Company used the following approximate assumptions:

	For the Months Ended
	March 31,
	2021	2020

Risk-free interest rate	0.64%-0.92%	0.33%-1.55%
Expected term (years)	4.00-5.00	0.52 - 5.00
Expected volatility	90%	110%
Expected dividends	0.00%	0.00%

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

As of March 31, 2021 and December 31, 2020, the Company had an obligation to issue 154,495 shares of common stock to service providers that had a fair value of $72,613, which was a component of accrued compensation on the condensed consolidated balance sheet.

See Note 6 – Stockholders’ Deficiency – Stock Warrants for additional details associated with the issuance of warrants.

Note 5 – Notes Payable

As of March 31, 2021 and through the date of this filing, notes and convertible notes payable with principal amounts totaling $1,558,000 and $1,858,000, respectively, were past due and are classified as current liabilities on the condensed consolidated balance sheet as of March 31, 2021. Such notes continue to accrue interest and all relevant penalties have been accrued as of March 31, 2021. Of such past due notes payable, a holder of a note with principal amount of $250,000 issued a notice of default. See Note 8 – Commitments and Contingencies – Litigation for additional details. The Company is in negotiations with all holders of notes payable to extend the maturity dates of such notes or to convert the principal and accrued interest into equity.

During the three months ended March 31, 2021 and 2020, the Company recorded interest expense of $280,887 and $87,649, respectively, and amortization of debt discount of $122,763 and $8,302, respectively. As of March 31, 2021 and December 31, 2020, the Company had $964,122 and $997,244, respectively, of accrued interest (including interest in the form of warrants (see Note 4)) and penalties related to notes payable, which is included with accrued interest and accrued interest – related parties on the condensed consolidated balance sheets.

Convertible Notes Payable

During the three months ended March 31, 2021, the Company issued convertible notes payable in the aggregate principal amount of $697,250 which have maturity dates ranging from July 7, 2021 through September 24, 2021. The notes accrue interest at 8% per annum and are convertible into the Company’s Series C Convertible Preferred Stock (the “Series C Preferred Stock”) at a conversion price of $7.50. The notes shall become convertible (i) at the holder’s option beginning on the date that the Company first issues any shares of its Series C Preferred Stock or (ii) automatically on the maturity date. It is anticipated that the Series C Preferred Stock shall convert into the Company’s common stock at a fixed rate of ten (10) shares of common stock for each share of Series C Preferred Stock. In connection with the issuances, the Company issued five-year immediately vested warrants to purchase an aggregate of 557,800 shares of common stock at an exercise price $1.25 per share. The warrants had an issuance date relative fair value of $114,617 which will be amortized over the term of the notes.

On January 28, 2021, the Company issued a convertible note payable in the amount of $647,222 which matures on July 28, 2021 in exchange for another note in the principal amount of $555,556 that accrued interest at 13% per annum and had accrued interest of $41,948. The new note accrues interest at 8% per annum and such interest is payable at maturity, at the Company’s option, in cash or as payment-in-kind in common stock at a rate of $0.75 per share. The note shall become convertible, (i) beginning on the date that the Company first issues any shares of its Series C Preferred Stock, at the holder’s option into Series C Preferred Stock at a price of $7.50 per share or (ii) automatically on the maturity date into either Series C Preferred Stock at a price of $7.50 per share or common stock at price of $0.75 per share. If the Company fails to designate the Series C Preferred Stock by July 28, 2021, the note will be automatically converted into common stock at a price of $0.75 per share. In connection with the issuance of the convertible note, the Company issued a five-year immediately vested warrant to purchase 517,778 shares of common stock at an exercise price $1.25 per share. The warrants had an issuance date fair value of $106,183 that was recognized immediately. The Company determined the transaction was an extinguishment and, as a result, recognized a loss on extinguishment of notes payable of $49,718 on the condensed consolidated statement of operations during the three months ended March 31, 2021.

On March 2, 2021, the Company amended a previously issued convertible note in the principal amount of $2,000,000 to increase the total principal amount allowed to be borrowed under the note from $2,000,000 to $4,000,000. In connection with the amendment, the Company received an additional $500,000 of proceeds, such that as of March 31, 2021, an aggregate of $2,500,000 of proceeds were outstanding under the note. Furthermore, the Company issued five-year immediately vested warrants for the purchase of 800,000 shares of common stock at an exercise price of $1.25 per share, of which, the fair value of the obligation to issue warrants to purchase 400,000 shares of common stock was accrued for as December 31, 2020 and the remaining warrants to purchase 400,000 shares of common stock were issued in connection with the $500,000 of proceeds received during the three months ended March 31, 2021. The warrants had an issuance date fair value of $164,700 which will be amortized over the term of the note.

On March 11, 2021, the Company entered into convertible note purchase agreements with two noteholders whereby the Company agreed to repurchase an aggregate of $125,000 of convertible notes payable for the same amount in cash, at which time the notes were cancelled. In connection with the repayment, the parties agreed that the Company was no longer required to pay accrued interest associated with the notes payable in the amount of $49,983. As a result, the Company recognized a gain on forgiveness of accrued interest of $49,983 on its condensed consolidated statement of operations during the three months ended March 31, 2021.

Notes Payable

During the three months ended March 31, 2021, the Company paid $100,000 to a noteholder as a partial repayment of principal, such that the note had $150,000 outstanding as of March 31, 2021 after the partial repayment.

Note 6 – Stockholders’ Deficiency

Series A Convertible Preferred Stock

During the three months ended March 31, 2021 and 2020, the Company accrued additional preferred dividends of $223,391 and $211,305, respectively.

Stock Warrants

On January 5, 2021, the Company issued 125,000 five-year immediately vested warrants to a note holder in satisfaction of certain noteholder rights with an exercise price $0.95 per share. The warrant had an issuance date fair value of $33,545 which was recognized immediately.

During the three months ended March 31, 2021, the Company issued 125,071 shares of common stock pursuant to a cashless warrant exercise by a noteholder of warrants to purchase 221,275 shares of common stock at an exercise price of $0.75 per share.

See Note 5 – Notes Payable for additional details associated with the issuance of stock warrants.

Stock Options

On March 8, 2021, the Company granted 1,350,000 five-year immediately vested options under the Company’s Equity Incentive Plan to the Chief Executive Officer of the Company (of which, 750,000 were granted for service as Chief Executive Officer and 600,000 were granted for service as a director) with an exercise price $1.00 per share. The options had a grant date fair value of $218,600 which was recognized during the three months ended March 31, 2021.

Stock-Based Compensation

During the three months ended March 31, 2021, the Company recognized stock-based compensation expense of $237,772 (consisting of $31,372 of expense related to warrants (of which, $31,276 has been included within stockholders’ deficiency and $96 has been included within accrued compensation) and $206,400 of expense related to options (included within stockholder’s deficiency), which was included within general and administrative expenses.

During the three months ended March 31, 2020, the Company recognized stock-based compensation expense of $4,528 (consisting of expense related to warrants of $(98) (included within accrued compensation) and $4,626 related to common stock (of which, $(1,792) included within accrued compensation and $6,418 included within stockholders’ deficiency), which was included within general and administrative expenses.

As of March 31, 2021, there was $106,090 of unrecognized stock-based compensation expense to be recognized over a weighted average period of 0.75 years.

Note 7 – Related Party Transactions

As of March 31, 2021 and December 31, 2020, the Company was required to issue warrants to purchase an aggregate of 1,131,500 and 1,056,500, respectively, shares of common stock at an exercise price of $0.75 per share to directors of the Company in connection with loans made to the Company in the aggregate amount of $459,000 which required certain penalties in the form of warrants. As a result, the Company had accrued $315,472 and $291,708 associated with the fair value of the obligations as of March 31, 2021 and December 31, 2020, respectively, which amount is included in accrued interest – related parties on the condensed consolidated balance sheets. See Note 8 – Commitments and Contingencies - Yeda Research and License Agreement for additional details.

Note 8 – Commitments and Contingencies

Yeda Research and License Agreement

During the three months March 31, 2021 and 2020, the Company recorded research and development expenses of approximately $35,000 and $62,000, respectively, related to the Agreement. As of March 31, 2021 and December 31, 2020, the Company had $14,419 and $136,919, respectively, of accrued research and development expenses pursuant to the Agreement with Yeda, which are included within accrued expenses - related parties on the condensed consolidated balance sheets.

MD Anderson Sponsored Research Agreements

The Company recognized $200,764 and $237,545 of research and development expenses during the three months ended March 31, 2021 and 2020, respectively, associated with services provided by The University of Texas M.D. Anderson Cancer Center (“MD Anderson”) under the two agreements with MD Anderson dated November 2018 and February 2019, respectively. As of March 31, 2021 and December 31, 2020, the Company had $337,859 and $462,785, respectively, of accrued research and development expenses pursuant to the agreements with MD Anderson, which are included within accrued expenses on the condensed consolidated balance sheets.

Litigation

Certain conditions may exist as of the date the condensed consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company, or unasserted claims that may result in such proceedings, the Company evaluates the merits of any legal proceedings or unasserted claims, as well as the merits of the amount of relief sought or expected to be sought therein.

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

In January 2019, the holder of a promissory note in the principal amount of $250,000 due on March 16, 2016 instituted a collection action in the Supreme Court of the State of New York, County of New York. A motion for summary judgment was heard on July 12, 2019 and the Company did not oppose the motion. Judgment was entered in October 2019 in the amount of $267,680 and the Company’s motion to vacate was denied in February 2021. The Company has appealed the denial and is vigorously pursuing a motion to renew and reargue the motion to vacate so that it can present factual defenses to the plaintiff’s claims. The plaintiff has commenced steps to collect judgment. As of March 31, 2021, the Company has classified $99,588 as restricted cash which represents amounts held in a holding account in connection with the matter.

Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed. There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows. As of March 31, 2021 and December 31, 2020, the Company had not accrued any amounts for contingencies.

Note 9 – Subsequent Events

The Company has evaluated events that have occurred after the balance sheet and through the date the financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed below.

Convertible Notes Payable

In April 2021, the Company amended two convertible notes in the aggregate principal amount of $150,000 with maturity dates in April 2021 to extend the maturity dates by six months and to increase the interest rate from 8% per annum to 10% per annum. In addition, the conversion feature of the note was amended to change the shares into which the notes may be converted from Series B Preferred Stock to Series C Preferred Stock.

On April 30, 2021, the Company issued a convertible note payable in the amount of $100,000 which matures on October 30, 2021. The note accrues interest at 8% per annum and is convertible into the Company’s Series C Convertible Preferred Stock at a conversion price of $7.50. The note shall be become convertible at (i) the holder’s option beginning on the date that the Company first issues any shares of its Series C Preferred Stock (ii) automatically on the maturity date. It is anticipated that the Series C Preferred Stock shall convert into the Company’s common stock at a fixed rate of ten shares of common stock for each share of Series C Preferred Stock. In connection with the issuance of the convertible note, the Company issued a five-year immediately vested warrant to purchase 80,000 shares of common stock at an exercise price $1.25 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the condensed consolidated results of operations and financial condition of Cell Source, Inc. (“CSI”, “Cell Source”, the “Company”, “us,” “we,” “our,”) as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission (“SEC”) on April 15, 2021.

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on April 15, 2021.

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

The unique advantage of Cell Source technology lies in the ability to induce sustained tolerance of transplanted cells (or organs) by the recipient’s immune system in a setting that requires only mild immune suppression, while avoiding the most common post-transplant complications. The scientific term for inducing such tolerance in a transplantation setting is chimerism, where the recipient’s immune system tolerates the co-existence of the (genetically different) donor type and host (recipient) type cells. Attaining sustained chimerism is an important perquisite to achieving the intrinsic GvL (graft versus leukemia) effect of HSCT and supporting the reconstitution of normal hematopoiesis (generation of blood cells, including those that protect healthy patients from cancer) in blood cancer patients. Preclinical data and initial clinical data show that Cell Source’s Veto Cell technology can provide superior results in allogeneic (donor-derived) HSCT by allowing for haploidentical stem cell transplants under a mild conditioning regimen, while avoiding the most common post-transplant complications. Combining this with CAR (Chimeric Antigen Receptor) T cell therapy as a unified VETO CAR-T treatment, we will be able to treat patients in relapse as well as those in remission and use the cancer killing power of CAR-T to protect the patient while their immune system fully reconstitutes, thus providing an end-to-end solution for blood cancer treatment by potentially delivering a fundamentally safer and more effective allogeneic HSCT: prevention of relapse; avoidance GvHD; prevention of viral infections; and enhanced persistence of GvL effect. This means that the majority of patients will be able to find a donor, and will have access to a potentially safer procedure with higher long term survival rates than what either donor-derived HSCT or autologous CAR-T each on their own currently provide.

The ability to induce permanent chimerism (and thus sustained tolerance) in patients – which allows the transplantation to overcome rejection without having to compromise the rest of the immune system - may open the door to effective treatment of a number of severe medical conditions, in addition to blood cancers, which are characterized by this need. These include:

●	The broader set of cancers, including solid tumors, that can potentially be treated effectively using genetically modified cells such as CAR-T cell therapy, but also face efficacy and economic constraints due to limited persistence based on immune system issues (i.e., the need to be able to safely and efficiently deliver allogeneic CAR-T therapy). Inducing sustained tolerance to CAR-T cells may bring reduced and cost and increased efficacy by allowing for off-the-shelf (vs. patient-derived) treatments with more persistent cancer killing capability.

●	Organ failure and transplantation. A variety of conditions can be treated by the transplantation of vital organs. However, transplantation is limited both by the insufficient supply of available donor organs and the need for lifelong, daily anti-reject treatments post-transplant. Haploidentical organ transplants, with sustained chimerism, have the potential to make life saving transplants accessible to the majority of patients, with the prospect of improved life quality and expectancy.

●	Non-malignant hematological conditions (such as type one diabetes and sickle cell anemia) which could, in many cases, also be more effectively treated by stem cell transplantation if the procedure could be made safer and more accessible by inducing sustained tolerance in the stem cell transplant recipient.

Human Capital Resources

Other than our Chief Executive Officer, we currently do not have any full-time employees, but retain the services of independent contractors/consultants on a contract-employment basis.

Recent Developments

Preclinical Results and Clinical Results

After two years of intensive collaboration with Professor Zelig Eshhar, the inventor of CAR-T cell therapy, interim data confirmed that Veto Cells can markedly extend persistence of genetically modified T cells from the same donor and that genetically modified Veto Cells can effectively inhibit tumors expressing an antigen recognized by the transgenic T cell receptor. Furthermore, human Veto Cells transfected with CAR exhibit anti-tumor activity in-vitro without losing their veto activity. These preclinical results will form the basis of the development of a clinical protocol for allogeneic VETO CAR-T HSCT combined therapy for blood cancer treatment. Cell Source plans to submit this protocol for approval by the end of 2021. The Phase 1/2 clinical trial at the University of Texas MD Anderson Cancer Center, using Cell Source’s Anti-viral Veto Cells, has successfully completed the first treatment cohort, with 3 patients each receiving a haploidentical HSCT under reduced intensity conditioning with Veto Cells. This first in human dose optimization trial has thus far shown that the initial dose is in fact the optimal dose, as all three patients had successful stem cell engraftment after 42 days, in the absence of GvHD. Cell Source is now continuing the trial as it proceeds with the next cohort of patients, using the same dose level.

COVID-19

In March 2020, the World Health Organization declared COVID-19, a novel strain of coronavirus, a pandemic. During 2020 and continuing into 2021, the global economy has been, and continues to be, affected by COVID-19. While we continue to see signs of economic recovery as certain governments began to gradually ease restrictions, provide economic stimulus and vaccine distribution accelerated, the rate of recovery on a global basis has been affected by resurgence of the virus or its variants in certain jurisdictions causing reinstatement of restrictions in certain jurisdictions. We continue to monitor the effects of COVID-19 and its impact on our operations, financial position, cash flows and our industry in general. We considered the impact of COVID-19 on our business and operational assumptions and estimates, and determined there were no material adverse impacts on our results of operations and financial position at March 31, 2021.

The full extent of the future impact of COVID-19 on our operations and financial condition is uncertain. Accordingly, COVID-19 could have a material adverse effect on our business, results of operations, financial condition and prospects during 2021 and beyond, including the timing and ability to initiate and/or complete current and/or future preclinical studies and/or clinical trials, disrupt our regulatory activities, and/or have other adverse effects on our clinical development.

Condensed Consolidated Results of Operations

Three Months Ended March 31, 2021 Compared with the Three Months Ended March 31, 2020

Research and Development

Research and development expense was $271,239 and $319,212 for the three months ended March 31, 2021 and 2020, respectively, a decrease of $47,973, or 15%, which such decrease was primarily attributable to a reduction in research performed by Yeda during the 2021 period.

General and Administrative

General and administrative expense, which is associated with external consulting and professional fees, payroll and stock-based compensation expenses, was $850,117 and $414,120 for the three months ended March 31, 2021 and 2020, respectively, an increase of $435,997, or 105%, which such increase was primarily related to additional expenses as follows: approximately $233,000 in non-cash stock-based compensation expenses in connection with stock option grants, approximately $66,000 of legal fees, $57,000 in accounting fees, and approximately $80,000 of other consulting and marketing fees.

Interest Expense

Interest expense for the three months ended March 31, 2021 and 2020 was $280,887 and $87,649, respectively, an increase of $193,238, or 220%, primarily as a result of increases in convertible notes payable outstanding during the 2021 period as well as the fair value of warrants issued as interest.

Amortization of Debt Discount

Amortization of debt discount was $122,763 and $8,302 for the three months ended March 31, 2021 and 2020, respectively, which is associated with warrants and original issuance discounts issued in connection with convertible notes payable.

Gain on Forgiveness of Accrued Interest

During the three months ended March 31, 2021, we recognized a gain on forgiveness of accrued interest of $49,983 in connection with the repayment of certain notes payable.

Change in Fair Value of Derivative Liabilities

The change in fair value of derivative liabilities for the three months ended March 31, 2020 was a gain of $16,977 due to the reduction in fair value of warrants and conversion options as a result of drawing closer to their expiration dates.

Loss on Extinguishment of Notes Payable

During the three months ended March 31, 2021 and 2020, we recognized $49,718 and $1,441 of loss on extinguishment of notes payable.

Liquidity and Going Concern

We measure our liquidity in a number of ways, including the following:

	March 31, 2021	December 31, 2020

Cash	$-	$241,619
Restricted cash	$103,088	$3,500
Working capital deficiency	$(9,141,882)	$(7,950,882)

During the three months ended March 31, 2021, we had not generated any revenues, had a net loss of approximately $1,525,000 and had used cash in operations of approximately $1,114,000. As of March 31, 2021, we had a working capital deficiency of approximately $9,142,000 and an accumulated deficit of approximately $27,231,000. Subsequent to March 31, 2021, we received proceeds of $100,000 through the issuance of convertible notes payable. These conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date these financial statements are issued.

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

During the three months ended March 31, 2021 and 2020, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the three months ended March 31, 2021 and 2020 in the amounts of $1,114,281 and $618,386, respectively. The net cash used in operating activities for the three months ended March 31, 2021 was primarily due to cash used to fund a net loss of approximately $1,525,000, adjusted for net non-cash expenses in the aggregate amount of $541,000, and $131,000 of net cash used in changes in the levels of operating assets and liabilities. The net cash used in operating activities for the three months ended March 31, 2020 was primarily due to cash used to fund a net loss of $814,000, adjusted for net non-cash income in the aggregate amount of $16,000, partially offset by $180,000 of net cash provided by changes in the levels of operating assets and liabilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2021 and 2020 was $972,250 and $607,000, respectively. The net cash provided by financing activities during the three months ended March 31, 2021 was attributable to $1,197,250 of proceeds from the issuance of convertible notes payable, offset by the repayments of notes payable and convertible notes payable in the amount of $225,000. The net cash provided by financing activities during the three months ended March 31, 2020 was attributable to $575,000 of proceeds received from the issuance of convertible notes payable and $100,000 of proceeds from the issuance of Series A preferred stock, partially offset by a $68,000 repayment of a convertible note payable.

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

The following is not intended to be a comprehensive list of all of our accounting policies or estimates. Our accounting policies are more fully described in Note 3 – Summary of Significant Accounting Policies, in our financial statements included elsewhere in this quarterly report.

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

Because the Company’s common stock historically was not actively traded on a public market, the fair value of the Company’s restricted equity instruments is estimated by management based on observations of the sales prices of both restricted and freely tradable common stock, or instruments convertible into common stock. The Company obtained a third-party valuation of its common stock as of December 31, 2020, which was considered in management’s estimation of fair value during the three months ended March 31, 2021. The third-party valuation was performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The estimates used by management are considered highly complex and subjective. The Company anticipates that once its shares become more actively traded, the use of such estimates will no longer be necessary to determine the fair value of its common stock.

The December 2020 independent appraisal utilized the option pricing method, or OPM, as the most reliable method with the following steps being applied:

·●	Establishment of total enterprise or equity value;
·●	Analysis of equity rights for each class of security;
·●	Selection of appropriate model for valuation purposes;
·●	Determination of key valuation inputs; and
·●	Computation of the fair value of the subject security.

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

In connection with the preparation of this Quarterly Report, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Except as described below, we are not involved in any pending legal proceeding or litigations and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

In January 2019, the holder of a promissory note in the principal amount of $250,000 due on March 16, 2016 instituted a collection action in the Supreme Court of the State of New York, County of New York. A motion for summary judgement was heard on July 12, 2019 and the Company’s motion to vacate was denied in February 2021. The Company has appealed the denial and is vigorously pursuing a motion to renew and reargue the motion to vacate so that it can present factual defenses to the plaintiff’s claims. The plaintiff has commenced steps to collect judgment.

Item 1A. Risk Factors.

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on April 15, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Between January 7, 2021 and April 30, 2021, we issued convertible notes in the aggregate principal amount of $797,250 to 13 accredited investors. The notes mature six months from the date of issuance and accrue interest at a rate of eight percent (8%) per annum. The notes are convertible into shares of our Series C Preferred Stock at a conversion price of $7.50 per share at the holder’s option beginning on the date we first issue any shares of Series C Preferred Stock and automatically on the maturity date. It is anticipated that the Series C Preferred Stock will convert into shares of our common stock at a rate of ten shares of common stock for each share of Series C Preferred Stock. In connection with the issuance of the notes, we issued five year warrants to purchase an aggregate of 557,800 shares of common stock at an exercise price of $1.25 per share. We relied upon the exemption provided by Section 4(2) of the Securities Act in connection with these transactions.

In January 2021, we issued a five year warrant to purchase 125,000 shares of common stock with an exercise price $0.95 per share to a note holder in satisfaction of certain noteholder rights. We relied upon the exemption provided by Section 4(2) of the Securities Act in connection with this transaction.

In January 2021, we issued an 8.0% convertible note in the principal amount of $647,222 and a five year warrant to purchase 517,778 shares of Common Stock with an exercise price of $1.25 per share in exchange for a convertible promissory note in the principal amount of $555,556 issued in July 2020. The 8.0% convertible note is due on July 28, 2021 and the principal amount of the note will automatically convert, at the lender’s option, into either shares of our common stock at a conversion price of $.75 per share or shares of our Series C Convertible Preferred Stock, at a conversion price of $7.50 per share. If we fail to designate the Series C Preferred Stock by July 28, 2021, the note will be automatically converted into common stock at a price of $0.75 per share. The 8.0% convertible note provides that the Series C Convertible Preferred Stock, when created, will convert into common stock at a rate of ten (10) shares of common stock for each share of Series C Preferred Stock. We relied upon the exemption provided by Section 3(a)(9) of the Securities Act in connection with this transaction.

In March 2021 we amended and restated a previously issued convertible note and increased the principal amount of the note from $2,000,000 to $4,000,000 and received an additional $500,000 of proceeds. As of March 31, 2021, the lender had advanced an aggregate of $2,500,000 under the convertible note. We may elect to convert the amended and restated note into shares of Series B Convertible Preferred Stock at a conversion price of $7.50 per share at any time after the creation of the Series B Convertible Preferred Stock and before the maturity date. Pursuant to the terms of the amended and restated note, we issued the holder additional five year warrants to purchase 800,000 shares of common stock at an exercise price of $1.25 per share. We relied upon the exemption provided by Section 4(2) of the Securities Act in connection with this transaction.

In March 2021, we issued five year immediately vested options to purchase 1,350,00 shares of common stock at an exercise price of $1.00 per share to our Chief Executive Officer (of which, options with respect to 750,000 shares were granted for service as Chief Executive Officer and options with respect to 600,000 were granted for services as a director). We relied upon the exemption provided by Section 4(2) of the Securities Act in connection with this transaction.

In March 2021, we issued 125,071 shares of common stock pursuant to a cashless exercise of a warrant. We relied upon the exemption provided by Section 3(a)(9) of the Securities Act in connection with this transaction.

In April 2021, we amended two convertible notes in the aggregate principal amount of $150,000 with maturity dates in April 2021 to extend the maturity dates by six months and to increase the interest rate from 8% per annum to 10% per annum. In addition the conversion feature of the note was amended to change the shares into which the notes may be converted from Series B Preferred Stock to Series C Preferred Stock. We relied upon the exemption provided by Section 3(a)(9) of the Securities Act in connection with these transactions.

Item 3. Defaults Upon Senior Securities.

As of March 31, 2021 and through the date of this filing, notes payable and convertible notes payable with face values totaling $1,558,000 and $1,858,000 respectively, were past due and are classified as current liabilities on the condensed consolidated balance sheet as of March 31, 2021. Such notes continue to accrue interest and all relevant penalties have been accrued as of March 31, 2021. Of such past due notes payable, a holder of a note with principal amount of $250,000 issued a notice of default. See Item 1 above for additional details. We are in negotiations with all holders to extend the maturity dates of such notes or to convert the principal and accrued interest into equity.

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

CELL SOURCE, INC.

Dated: May 17, 2021	By:	/s/ Itamar Shimrat
	Name:	Itamar Shimrat
	Title:	Chief Executive Officer and
Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

