Form 10-Q
period 2021-06-30
Cell Source, Inc.
filed 2021-08-12
CIK 1569340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 10, 2021, the registrant had 33,538,578 shares of $0.001 par value common stock outstanding.

CELL SOURCE, INC. AND SUBSIDIARY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current Assets:
Cash	$81,705	$241,619
Prepaid expenses	215,264	177,569
Other current assets	8,067	29,651
Total Current Assets	305,036	448,839
Restricted cash	3,500	3,500
Total Assets	$308,536	$452,339

Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accounts payable	$339,990	$193,095
Accrued expenses	695,955	1,159,950
Accrued expenses - related parties	88,701	198,701
Accrued interest	919,863	671,968
Accrued interest - related parties	372,320	325,276
Accrued compensation	749,337	724,185
Advances payable	195,500	195,500
Advances payable - related party	100,000	100,000
Notes payable	813,412	1,013,000
Notes payable - related parties	150,000	150,000
Convertible notes payable - current portion, net of debt discount of $279,105 and $157,720 as of June 30, 2021 and December 31, 2020, respectively	5,685,368	3,417,836
Convertible notes payable - related parties	225,000	225,000
Accrued dividend payable	-	25,210
Total Liabilities	10,335,446	8,399,721

Commitments and contingencies (Note 8)

Stockholders’ Deficiency:
Convertible Preferred Stock, $0.001 par value, 10,000,000 shares authorized;
Series A Convertible Preferred Stock, 1,335,000 shares designated, 1,342,195 shares issued and outstanding as of June 30, 2021 and December 31, 2020; liquidation preference of $10,066,463 and $10,091,672 as of June 30, 2021 and December 31, 2020, respectively	1,342	1,342
Series C Convertible Preferred Stock, 500,000 shares designated, 0 shares issued and outstanding as of June 30, 2021 and December 31, 2020; liquidation preference of $0 as of June 30, 2021 and December 31, 2020	-	-
Common Stock, $0.001 par value, 200,000,000 shares authorized; 33,301,564 and 32,538,411 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	33,301	32,538
Additional paid-in capital	18,482,294	17,724,731
Accumulated deficit	(28,543,847)	(25,705,993)
Total Stockholders’ Deficiency	(10,026,910)	(7,947,382)
Total Liabilities and Stockholders’ Deficiency	$308,536	$452,339

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Operating Expenses:
Research and development	$355,051	$159,926	$590,815	$417,471
Research and development - related party	12,500	50,000	47,975	111,667
General and administrative	627,548	693,405	1,477,665	1,107,525
Total Operating Expenses	995,099	903,331	2,116,455	1,636,663
Loss From Operations	(995,099)	(903,331)	(2,116,455)	(1,636,663)

Other (Expense) Income:
Interest expense	(140,305)	(81,164)	(396,688)	(157,647)
Interest expense - related parties	(22,540)	(12,715)	(47,044)	(23,881)
Amortization of debt discount	(155,169)	(36,228)	(277,932)	(44,530)
Change in fair value of derivative liabilities	-	-	-	16,977
Gain on forgiveness of accrued interest	-	-	49,983	-
Loss on extinguishment of notes payable	-	(131,250)	(49,718)	(132,691)
Total Other Expense	(318,014)	(261,357)	(721,399)	(341,772)
Net Loss	(1,313,113)	(1,164,688)	(2,837,854)	(1,978,435)
Dividend attributable to Series A preferred stockholders	(225,873)	(211,885)	(449,264)	(423,190)
Net Loss Applicable to Common Stockholders	$(1,538,986)	$(1,376,573)	$(3,287,118)	$(2,401,625)

Net Loss Per Common Share - Basic and Diluted	$(0.05)	$(0.05)	$(0.10)	$(0.08)

Weighted Average Common Shares Outstanding -
Basic and Diluted	32,663,482	30,020,692	32,610,275	29,570,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30, 2021
	Convertible Preferred				Additional		Total
	Stock - Series A		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance, January 1, 2021	1,342,195	$1,342	32,538,411	$32,538	$17,724,731	$(25,705,993)	$(7,947,382)
Series A Convertible Preferred Stock dividends:
Accrual of earned dividends	-	-	-	-	(223,391)	-	(223,391)
Issuance of common stock pursuant to cashless warrant exercise	-	-	125,071	125	(125)	-	-
Issuance of warrants in connection with issuance of convertible notes payable	-	-	-	-	196,966	-	196,966
Issuance of warrants in connection with exchange of convertible notes payable	-	-	-	-	139,728	-	139,728
Warrants issued in satisfaction of accrued interest	-	-	-	-	82,350	-	82,350
Stock-based compensation:
Options	-	-	-	-	206,400	-	206,400
Warrants	-	-	-	-	31,276	-	31,276
Net loss	-	-	-	-	-	(1,524,741)	(1,524,741)
Balance, March 31, 2021	1,342,195	1,342	32,663,482	32,663	18,157,935	(27,230,734)	(9,038,794)
Series A Convertible Preferred Stock dividends:
Accrual of earned dividends	-	-	-	-	(225,873)	-	(225,873)
Payment of dividends in kind	-	-	632,677	633	473,842	-	474,475
Issuance of warrants in connection with issuance of convertible notes payable	-	-	-	-	37,512	-	37,512
Stock-based compensation:
Common stock	-	-	5,405	5	2,535	-	2,540
Warrants	-	-	-	-	36,343	-	36,343
Net loss	-	-	-	-	-	(1,313,113)	(1,313,113)
Balance, June 30, 2021	1,342,195	$1,342	33,301,564	$33,301	$18,482,294	$(28,543,847)	$(10,026,910)

	FOR THE SIX MONTHS ENDED JUNE 30, 2020
	Convertible Preferred				Additional		Total
	Stock - Series A		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance, January 1, 2020	1,245,083	$1,245	27,076,762	$27,077	$15,375,565	$(21,145,828)	$(5,741,941)
Issuance of Series A Convertible Preferred Stock for cash	13,333	13	-	-	99,987	-	100,000
Series A Convertible Preferred Stock dividends:
Accrual of earned dividends	-	-	-	-	(211,305)	-	(211,305)
Issuance of common stock in connection with extension of notes payable	-	-	227,500	227	56,648	-	56,875
Reclassification of derivative liabilities to equity	-	-	-	-	345,830	-	345,830
Stock-based compensation:
Common stock	-	-	25,671	26	6,392	-	6,418
Net loss	-	-	-	-	-	(813,747)	(813,747)
Balance, March 31, 2020	1,258,416	1,258	27,329,933	27,330	15,673,117	(21,959,575)	(6,257,870)
Issuance of Series A Convertible Preferred Stock for cash	3,333	3	-	-	24,997	-	25,000
Issuance of common stock in connection with extension of notes payable	-	-	525,000	525	130,725	-	131,250
Issuance of warrants in connection with issuance of notes payable	-	-	-	-	161,256	-	161,256
Issuance of warrants in connection with issuance of advance payable	-	-	-	-	24,386	-	24,386
Series A Convertible Preferred Stock dividends:
Accrual of earned dividends	-	-	-	-	(211,885)		(211,885)
Payment of dividends in kind	-	-	574,576	574	430,331		430,905
Stock-based compensation:
Common stock	-	-	1,270,000	1,270	316,230	-	317,500
Warrants	-	-	-	-	16,129	-	16,129
Net loss	-	-	-	-	-	(1,164,688)	(1,164,688)
Balance, June 30, 2020	1,261,749	$1,261	29,699,509	$29,699	$16,565,286	$(23,124,263)	$(6,528,017)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Six Months Ended
	June 30,
	2021	2020

Cash Flows From Operating Activities:
Net loss	$(2,837,854)	$(1,978,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	-	(16,977)
Amortization of debt discount	277,932	44,530
Gain on forgiveness of accrued interest	(49,983)	-
Loss on extinguishment of notes payable	49,718	132,691
Non-cash interest expense - warrants	218,985	18,668
Stock-based compensation:
Options	206,400	-
Warrants	67,707	16,025
Common Stock	9,637	321,397
Changes in operating assets and liabilities:
Prepaid expenses	(37,695)	10,639
Other current assets	21,584	(4,944)
Accounts payable	146,895	310,391
Accrued expenses	(463,996)	(142,426)
Accrued expenses - related parties	(110,000)	(63,833)
Accrued interest	223,638	149,397
Accrued interest - related parties	1,488	13,463
Accrued compensation	17,968	35,619
Net Cash Used In Operating Activities	(2,257,576)	(1,153,795)

Cash Flows From Financing Activities:
Proceeds from advances payable	-	100,000
Proceeds from issuance of notes payable	-	100,000
Proceeds from issuance of convertible notes payable	2,422,250	1,075,000
Proceeds from issuance of Series A Preferred Stock	-	125,000
Repayment of notes payable	(199,588)	(100,000)
Repayment of convertible notes payable	(125,000)	(68,000)
Repayment of advances payable	-	(105,000)
Net Cash Provided By Financing Activities	2,097,662	1,127,000
Net Decrease In Cash and Restricted Cash	(159,914)	(26,795)

Cash and Restricted Cash - Beginning of Period	245,119	27,908
Cash and Restricted Cash - End of Period	$85,205	$1,113

Cash and restricted cash consisted of the following:
Cash	$81,705	$-
Restricted cash	3,500	-
Cash and Restricted cash	$85,205	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Original issue discount in connection with convertible note payable	$-	$3,000
Common stock issued in connection with payment of Series A Convertible Preferred Stock dividends in-kind	$474,475	$430,905
Reclassification of derivative liabilities to equity	$-	$345,830
Issuance of common stock pursuant to cashless warrant exercise	$125	$-
Accrued interest converted into notes payable	$41,950	$-
Issuance of warrants in connection with the issuance of notes payable	$234,478	$-
Issuance of warrants in satisfaction of accrued interest	$82,350	$-
Accrual of earned preferred stock dividends	$(449,264)	$(423,190)
Issuance of placement agent warrants	$-	$10,907
Issuance of common stock as debt discount in in connection with extension of notes payable	$-	$188,125
Repayment of convertible note payable and accrued interest by third party	$-	$100,896
Warrants and conversion options issued in connection with issuance and extension of notes payable	$-	$161,256
Warrants issued in connection with issuance of advance payable	$-	$24,386

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Business Organization, Nature of Operations, Risks and Uncertainties and Basis of Presentation

Organization and Operations

Cell Source, Inc. (“Cell Source”, “CSI” or the “Company”) is a Nevada corporation formed on June 6, 2012 that is the parent company of Cell Source Limited (“CSL”), a wholly owned subsidiary which was founded in Israel in 2011 in order to commercialize a suite of inventions relating to certain cancer treatments. The Company is a biotechnology company focused on developing cell therapy treatments based on the management of immune tolerance. The Company’s lead prospective product is its patented Veto Cell immune system management technology, which is an immune tolerance biotechnology that enables the selective blocking of immune responses. CSL’s Veto Cell immune system management technology is based on technologies patented, owned, and licensed to CSL by Yeda Research and Development Company Limited, an Israeli corporation (“Yeda”) (see Note 8, Commitments and Contingencies). The Company’s target indications include: lymphoma, leukemia and multiple myeloma through the facilitation of safer and more accessible stem cell (e.g. bone marrow) transplantation acceptance, treatment of end stage kidney disease and other non-malignant organ diseases through improved organ transplantation (broadened donor pool, reduced dependence on post-transplant anti-rejection therapy), and ultimately treating a variety of cancers and non-malignant diseases.

Risks and Uncertainties

In March 2020, the World Health Organization declared COVID-19, a novel strain of coronavirus, a pandemic. During 2020 and continuing into 2021, the global economy has been, and continues to be, affected by COVID-19. While the Company continues to see signs of economic recovery as certain governments began to gradually ease restrictions, provide economic stimulus and vaccine distribution accelerated, the rate of recovery on a global basis has been affected by resurgence of the virus or its variants in certain jurisdictions causing reinstatement of restrictions in certain jurisdictions. The Company continues to monitor the effects of COVID-19 and its impact on the Company’s operations, financial position, cash flows and its industry in general. The Company considered the impact of COVID-19 on its business and operational assumptions and estimates, and determined there were no material adverse impacts on the Company’s results of operations and financial position at June 30, 2021.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial position of the Company as of June 30, 2021 and the condensed consolidated results of its operations and cash flows for the three and six months ended June 30, 2021 and 2020. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the operating results for the full year ending December 31, 2021 or any other period. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2020 and for the year then ended which were included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on April 15, 2021.

Note 2 - Going Concern and Management Plans

During the six months ended June 30, 2021, the Company had not generated any revenues, had a net loss of approximately $2,838,000 and had used cash in operations of approximately $2,258,000. As of June 30, 2021, the Company had a working capital deficiency of approximately $10,030,000 and an accumulated deficit of approximately $28,544,000. Subsequent to June 30, 2021 and as more fully described in Note 9, Subsequent Events, the Company received proceeds of $575,000 through the issuance of convertible notes. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date these financial statements are issued.

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

Loss Per Share

The Company computes basic net loss per share by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share includes the dilution that would occur upon the exercise or conversion of all dilutive securities into common stock using the “treasury stock” and/or “if converted” methods, as applicable. Weighted average shares outstanding for the three and six months ended June 30, 2021 and 2020 includes the weighted average impact of warrants to purchase an aggregate of 0 and 2,043,835 shares of common stock because their exercise price was determined to be nominal.

The common stock equivalents associated with the following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	June 30,
	2021	2020

Options	6,182,004	3,782,004
Warrants	9,946,388	5,744,477
Convertible notes [1] [2]	1,760,041	3,258,424
Convertible preferred stock	13,421,950	12,617,490
Total	31,310,383	25,402,395

[1]	Convertible notes are assumed to be converted at the rate of $0.75 per common share, which is the conversion price as of June 30, 2021. However, such conversion rates are subject to adjustment under certain circumstances, which may result in the issuance of common shares greater than the amount indicated.

[2]	Excludes shares of common stock underlying convertible notes that are expected to become convertible into shares of Series B and Series C Convertible Preferred Stock since such stock had not been designated by the Company as of June 30, 2021. See Note 9, Subsequent Events for additional details.

Reclassifications

Certain prior period balance sheet amounts have been reclassified to conform to the fiscal 2021 presentation. These reclassifications have no impact on the previously reported net loss.

Recently Issued Accounting Standards

On May 3, 2021, the Financial Accounting Standards Board (the “FASB”) issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Issuers should apply the new standard prospectively to modifications or exchanges occurring after the effective date of the new standard. Early adoption is permitted, including adoption in an interim period. If an issuer elects to early adopt the new standard in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating this new standard and its impact on the Company’s condensed consolidated financial statements and related disclosures.

Note 4 - Fair Value

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all Level 3 liabilities measured at fair value on a recurring basis using unobservable inputs during the six months ended June 30, 2021:

	Accrued	Accrued
	Interest	Compensation	Total

Balance - January 1, 2021	$539,836	$84,953	$624,789

Change in fair value	41,607	97	41,704
Issuance of warrants	(82,350)	-	(82,350)

Balance - March 31, 2021	499,093	85,050	584,143

Change in fair value	37,994	(9)	37,985
Accrual of warrant obligation	164,857	-	164,857
Accrual of common stock obligation	-	7,097	7,097

Balance - June 30, 2021	$701,944	$92,138	$794,082

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

In applying the Black-Scholes option pricing model utilized in the valuation of Level 3 liabilities, the Company used the following approximate assumptions:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Risk-free interest rate	0.67%-0.87%	0.24%-0.29%	0.64%-0.92%	0.33%-1.55%
Expected term (years)	4.00-5.00	4.00-5.00	4.00-5.00	0.52 - 5.00
Expected volatility	90%	110%	90%	110%
Expected dividends	0.00%	0.00%	0.00%	0.00%

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

As of June 30, 2021 and December 31, 2020, the Company had an obligation to issue 169,594 and 154,495 shares of common stock to service providers that had a fair value of $79,709 and $72,613, respectively, which was a component of accrued compensation on the condensed consolidated balance sheet.

See Note 6, Stockholders’ Deficiency – Stock Warrants for additional details associated with the issuance of warrants.

Note 5 – Notes Payable

As of June 30, 2021 and through the date of this filing, notes and convertible notes payable with principal amounts totaling $1,933,412 and $2,870,634, respectively, were past due and are classified as current liabilities on the condensed consolidated balance sheet as of June 30, 2021. Such notes continue to accrue interest and all relevant penalties have been accrued as of June 30, 2021. Of such past due notes payable, a holder of a note with principal amount of $250,000 issued a notice of default. See Note 8, Commitments and Contingencies – Litigation for additional details. The Company is in negotiations with all holders of notes payable to extend the maturity dates of such notes or to convert the principal and accrued interest into equity.

During the three months ended June 30, 2021 and 2020, the Company recorded interest expense of $162,845 and $93,879, respectively, and amortization of debt discount of $155,169 and $36,228, respectively. During the six months ended June 30, 2021 and 2020, the Company recorded interest expense of $443,732 and $181,528, respectively, and amortization of debt discount of $277,932 and $44,530, respectively. As of June 30, 2021 and December 31, 2020, the Company had $1,292,183 and $997,244, respectively, of accrued interest (including interest in the form of warrants (see Note 4)) and penalties related to notes payable, which is included with accrued interest and accrued interest – related parties on the condensed consolidated balance sheets.

Convertible Notes Payable

During the six months ended June 30, 2021, the Company issued convertible notes payable in the aggregate principal amount of $922,250 which have maturity dates ranging from July 7, 2021 through December 23, 2021. The notes accrue interest at 8% per annum and are convertible into the Company’s Series C Convertible Preferred Stock (the “Series C Preferred Stock”) at a conversion price of $7.50. The notes shall become convertible (i) at the holder’s option beginning on the date that the Company first issues any shares of its Series C Preferred Stock or (ii) automatically on the maturity date. In connection with the issuances, the Company issued five-year immediately vested warrants to purchase an aggregate of 737,800 shares of common stock at an exercise price $1.25 per share. The warrants had an issuance date relative fair value of $151,769 which will be amortized over the term of the notes.

On January 28, 2021, the Company issued a convertible note payable in the amount of $647,222 which matures on July 28, 2021 in exchange for another note in the principal amount of $555,556 that accrued interest at 13% per annum and had accrued interest of $41,948. The new note accrues interest at 8% per annum and such interest is payable at maturity, at the Company’s option, in cash or as payment-in-kind in common stock at a rate of $0.75 per share. The note shall become convertible, (i) beginning on the date that the Company first issues any shares of its Series C Preferred Stock, at the holder’s option into Series C Preferred Stock at a price of $7.50 per share or (ii) automatically on the maturity date into either Series C Preferred Stock at a price of $7.50 per share or common stock at price of $0.75 per share. If the Company fails to designate the Series C Preferred Stock by July 28, 2021, the note will be automatically converted into common stock at a price of $0.75 per share. In connection with the issuance of the convertible note, the Company issued a five-year immediately vested warrant to purchase 517,778 shares of common stock at an exercise price $1.25 per share. The warrants had an issuance date fair value of $106,183 that was recognized immediately. The Company determined the transaction was an extinguishment and, as a result, recognized a loss on extinguishment of notes payable of $49,718 on the condensed consolidated statement of operations during the six months ended June 30, 2021.

On March 2, 2021, the Company amended a previously issued convertible note in the principal amount of $2,000,000. In connection with this amendment, during the three months ended March 31, 2021, the Company (i) received further proceeds of $500,000, (ii) increased the principal amount from $2,000,000 to $4,000,000 and (iii) issued five-year immediately vested warrants for the purchase of 800,000 shares of common stock at an exercise price of $1.25 per share, of which, warrants to purchase 400,000 shares of common stock were accrued for as December 31, 2020, and had an issuance date fair value of $164,700 which will be amortized over the term of the note. On June 18, 2021, the Company amended and restated the note in the principal amount of $4,000,000. In connection with this amendment, during the three months ended June 30, 2021, the Company (i) received further proceeds of $1,000,000 in connection with the note by means of the payment by the lender of outstanding obligations to third parties, (ii) increased the principal amount from $4,000,000 to $6,000,000 and (iii) agreed to issue a five-year immediately vested warrant to purchase 800,000 shares of common stock with an issuance date fair value of $164,857 which will be amortized over the term of the note. The Company may elect to convert the amended and restated note into shares of Series B Convertible Preferred Stock at a conversion price of $7.50 per share at any time after the creation of the Series B Convertible Preferred Stock and before the maturity date. As of June 30, 2021, an aggregate of $3,500,000 of proceeds were outstanding under the note. The warrant to purchase 800,000 shares of common stock had not been issued as of June 30, 2021 and, accordingly, the obligation was accrued for as of June 30, 2021.

On March 11, 2021, the Company entered into convertible note purchase agreements with two noteholders whereby the Company agreed to repurchase an aggregate of $125,000 of convertible notes payable for the same amount in cash, at which time the notes were cancelled. In connection with the repayment, the parties agreed that the Company was no longer required to pay accrued interest associated with the notes payable in the amount of $49,983. As a result, the Company recognized a gain on forgiveness of accrued interest of $49,983 on its condensed consolidated statement of operations during the six months ended June 30, 2021.

On April 27, 2021, the Company amended the following terms of two convertible notes in the aggregate principal amount of $150,000: (i) the maturity dates were extended to October 15, 2021, (ii) the interest rate was amended from 8% per annum to 10% per annum and (iii) the shares into which the notes may be converted was amended from Series B Preferred Stock to Series C Preferred Stock. The Company determined the amendment represented a debt modification.

Notes Payable

During the six months ended June 30, 2021, the Company paid $100,000 to a noteholder as a partial repayment of principal such that the note had $150,000 outstanding as of June 30, 2021 after the partial repayment.

See Note 8, Commitments and Contingencies – Litigation for details associated with the partial repayment of a note payable during the six months ended June 30, 2021.

Note 6 – Stockholders’ Deficiency

Series A Convertible Preferred Stock

During the three months ended June 30, 2021 and 2020, the Company accrued additional preferred dividends of $225,873 and $211,885, respectively. During the six months ended June 30, 2021 and 2020, the Company accrued additional preferred dividends of $449,264 and $423,190, respectively.

During the three months ended June 30, 2021, the Company issued 632,677 shares of common stock at the stated value of $0.75 per share for aggregate value of $474,475, pursuant to the terms of the Series A Convertible Preferred Stock Certificate of Designation, in connection with the partial payment of accrued dividends for Series A Convertible Preferred Stock.

Stock Warrants

On January 5, 2021, the Company issued 125,000 five-year immediately vested warrants to a note holder in satisfaction of certain noteholder rights with an exercise price $0.95 per share. The warrant had an issuance date fair value of $33,545 which was recognized immediately.

During the six months ended June 30, 2021, the Company issued 125,071 shares of common stock pursuant to a cashless warrant exercise by a noteholder of warrants to purchase 221,275 shares of common stock at an exercise price of $0.75 per share.

See Note 5, Notes Payable for additional details associated with the issuance of stock warrants.

Stock Options

On March 8, 2021, the Company granted 1,350,000 five-year immediately vested options under the Company’s Equity Incentive Plan to the Chief Executive Offer of the Company (of which, 750,000 were granted for service as Chief Executive Officer and 600,000 were granted for service as a director) with an exercise price $1.00 per share. The options had a grant date fair value of $218,600 which was recognized during the six months ended June 30, 2021.

Stock-Based Compensation

During the three months ended June 30, 2021, the Company issued 5,405 shares of immediately vested common stock to a service provided with a grant date fair value of $2,540 which was recognized immediately.

During the three months ended June 30, 2021, the Company recognized stock-based compensation expense of $45,972 (consisting of $36,335 of expense related to warrants (of which, $36,326 has been included within stockholder’s deficiency and $9 has been included within accrued compensation) and $9,637 of expense related to common stock which has been included $7,097 within accrued compensation and $2,540 included within stockholder’s deficiency) which was included within general and administrative expenses.

During the six months ended June 30, 2021, the Company recognized stock-based compensation expense of $283,744 (consisting of $67,707 of expense related to warrants (of which, $67,619 has been included within stockholder’s deficiency and $88 has been included within accrued compensation), $206,400 of expense related to options which has been included within stockholder’s deficiency and $9,637 of expense related to common stock which has been included $7,097 within accrued compensation and $2,540 included within stockholder’s deficiency) which was included within general and administrative expenses.

During the three and six months ended June 30, 2020, the Company recognized stock-based compensation expense of $332,894 and $337,422, respectively, related to common stock and warrants, which amounts were included within general and administrative expenses on the condensed consolidated statements of operations.

As of June 30, 2021, there was $72,281 of unrecognized stock-based compensation expense to be recognized over a weighted average period of 0.50 years.

Note 7 – Related Party Transactions

As of June 30, 2021 and December 31, 2020, the Company was required to issue warrants to purchase an aggregate of 1,206,500 and 1,056,500, respectively, shares of common stock at an exercise price of $0.75 per share to directors of the Company in connection with loans made to the Company in the aggregate amount of $459,000 which required certain penalties in the form of warrants. As a result, the Company had accrued $337,264 and $291,708 associated with the fair value of the obligations as of June 30, 2021 and December 31, 2020, respectively, which amount is included in accrued interest – related parties on the condensed consolidated balance sheets.

Note 8 – Commitments and Contingencies

Yeda Research and License Agreement

During the three months June 30, 2021 and 2020, the Company recorded research and development expenses of approximately $12,500 and $50,000, respectively, related to its Research and License Agreement with Yeda (the “Agreement”). During the six months June 30, 2021 and 2020, the Company recorded research and development expenses of approximately $48,000 and $112,000, respectively, related to the Agreement. As of June 30, 2021 and December 31, 2020, the Company had $26,919 and $136,919, respectively, of accrued research and development expenses pursuant to the Agreement with Yeda, which are included within current liabilities on the condensed consolidated balance sheets.

MD Anderson Sponsored Research Agreements

The Company recognized $313,384 and $124,926 of research and development expenses during the three months ended June 30, 2021 and 2020, respectively, and $514,148 and $362,471 of research and development expenses during the six months ended June 30, 2021 and 2020, respectively, associated with services provided by The University of Texas M.D. Anderson Cancer Center (“MD Anderson”) under the two agreements with MD Anderson dated November 2018 and February 2019, respectively. As of June 30, 2021 and December 31, 2020, the Company had $0 and $462,785, respectively, of accrued research and development expenses pursuant to the agreements with MD Anderson. As of June 30, 2021, the Company had prepaid research costs of approximately $200,000 related to research to be performed during the three months ended September 30, 2021.

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

In January 2019, the holder of a promissory note in the principal amount of $250,000 due on March 16, 2016 instituted a collection action in the Supreme Court of the State of New York, County of New York. A motion for summary judgment was heard on July 12, 2019 and the Company did not oppose the motion. Judgment was entered in October 2019 in the amount of $267,680 and the Company’s motion to vacate was denied in February 2021. The Company has appealed the denial and is vigorously pursuing a motion to renew and reargue the motion to vacate so that it can present factual defenses to the plaintiff’s claims. The plaintiff has commenced steps to collect judgment. During the three months ended June 30, 2021, $99,588 was released to an officer of the court and has been accounted for as partial note repayment, such that, as of June 30, 2021, there was $150,412 outstanding under the note. Subsequent to June 30, 2021, on behalf of the Company, a third party deposited the full amount of the unpaid judgment with the court, which will be used to resolve the matter in the event of an adverse outcome.

Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed. There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows. As of June 30, 2021 and December 31, 2020, the Company had not accrued any amounts for contingencies.

Note 9 – Subsequent Events

The Company has evaluated events that have occurred after the balance sheet and through the date the financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed below.

Designation of Series C Convertible Preferred Stock

On July 26, 2021, the Company’s Board of Directors approved the designation of 500,000 shares of the 10,000,000 authorized shares of preferred stock as Series C Convertible Preferred Stock, par value $0.001 per share. On July 27, 2021, the Company filed the Certificate of Designation with the State of Nevada related to the Series C Preferred Stock. The Series C Preferred stock has a stated value of $7.50 per share.

Conversion. Each share of Series C Preferred Stock is convertible into shares of common stock (subject to adjustment as provided in the related certificate of designation of preferences, rights and limitations) at the option of the holder at any time. The number of shares of common stock which are issuable upon conversion of the Series C Preferred Stock shall be equal to the number of shares of Series C Preferred Stock to be converted, multiplied by the stated value of $7.50 per share, divided by the conversion price in effect at the time of conversion, initially at $0.75 per share.

Mandatory Conversion. On the earlier of (i) July 27, 2025 or (ii) any of the Company’s treatment candidates receiving approval from the U.S. or European agencies, all of the outstanding shares of Series C Preferred Stock will automatically convert to common stock.

Liquidation Preference. In the event of the liquidation, dissolution or winding-up of the Company, the Series C Preferred Stock will rank senior to common stock and any other class of capital stock which does not expressly rank senior to or pari passu with the Series C Preferred Stock and will rank pari passu with the Series A and Series B Preferred Stock.

Voting Rights.The holders of Series C Preferred Stock have the right to vote on any matter submitted to a vote of holders of common stock, voting together with the common stock as one class, on an as-converted basis.

Dividends. Holders of shares of Series C Preferred Stock will be entitled to receive cumulative dividends at an annual rate of 8% of the stated value. Dividends are payable semi-annually on June 30 and December 31, commencing on December 31, 2022, either by (i) issuance of shares of common stock at the rate of $0.75 per share of common stock or (ii) in cash.

Convertible Notes Payable Issuances

Subsequent to June 30, 2021, the Company issued convertible notes payable in the aggregate principal amount of $802,500 which have maturity dates ranging from January 8, 2022 through February 10, 2022. The notes accrue interest at 8% per annum and are convertible into the Company’s Series C Preferred Stock at a conversion price of $7.50 per share. The notes shall be become convertible at (i) the holder’s option, beginning on the date that the Company first issues any shares of its Series C Preferred Stock or (ii) automatically on the maturity date. In connection with the issuance of the convertible notes, the Company issued five-year immediately vested warrants to purchase an aggregate of 642,000 shares of common stock at an exercise price $1.25 per share.

Convertible Notes Payable Conversions

Subsequent to June 30, 2021, in connection with the designation of the Series C Convertible Preferred Stock, an aggregate of $1,262,223 of principal outstanding under convertible notes automatically converted into an aggregate of 168,295 shares of Series C Convertible Preferred Stock and the Company elected to pay an aggregate of $53,936 of interest accrued under such notes by the issuance of an aggregate of 71,915 shares of common stock. The aggregate note principal had a conversion price of $7.50 per share and the common stock was valued at $0.75 per share for purposes of the interest payment.

Extension of Warrants

In August 2021, the Company extended the expiration date of a warrant to purchase 75,000 shares of common stock at an exercise price of $0.75 per share from August 4, 2021 to August 4, 2025 and extended the expiration date of a warrant to purchase 37,500 shares of common stock at an exercise price of $0.75 per share from August 26, 2021 to August 26, 2025.

Issuance of Common Stock

Subsequent to June 30, 2021, the Company issued an aggregate of 165,099 shares of common stock to consultants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the condensed consolidated results of operations and financial condition of Cell Source, Inc. (“CSI”, “Cell Source”, the “Company”, “us,” “we,” “our,”) as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission (“SEC”) on April 15, 2021.

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on April 15, 2021.

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

Designation of Series C Convertible Preferred Stock

On July 26, 2021, the Company’s Board of Directors approved the designation of 500,000 shares of the 10,000,000 authorized shares of preferred stock as Series C Convertible Preferred Stock, par value $0.001 per share. On July 27, 2021, the Company filed the Certificate of Designation with the State of Nevada related to the Series C Preferred Stock. The Series C Preferred stock has a stated value of $7.50 per share.

Conversion. Each share of Series C Preferred Stock is convertible into shares of common stock (subject to adjustment as provided in the related certificate of designation of preferences, rights and limitations) at the option of the holder at any time. The number of shares of common stock which are issuable upon conversion of the Series C Preferred Stock shall be equal to the number of shares of Series C Preferred Stock to be converted, multiplied by the stated value of $7.50 per share, divided by the conversion price in effect at the time of conversion, initially at $0.75 per share.

Mandatory Conversion. On the earlier of (i) July 27, 2025 or (ii) any of the Company’s treatment candidates receiving approval from the U.S. or European agencies, all of the outstanding shares of Series C Preferred Stock will automatically convert to common stock.

Liquidation Preference. In the event of the liquidation, dissolution or winding-up of the Company, holders of Series C Preferred Stock will rank senior to common stock and any other class of capital stock which does not expressly rank senior to or pari passu with the Series C Preferred Stock and will rank pari passu with the Series A and Series B Preferred Stock.

Voting Rights. The holders of Series C Preferred Stock have the right to vote on any matter submitted to a vote of holders of common stock, voting together with the common stock as one class, on an as-converted basis.

Dividends. Holders of shares of Series C Preferred Stock will be entitled to receive cumulative dividends at an annual rate of 8% of the stated value. Dividends are payable semi-annually on June 30 and December 31, commencing on December 31, 2022, either by (i) issuance of shares of common stock at the rate of $0.75 per share of common stock or (ii) in cash.

Condensed Consolidated Results of Operations

Three Months Ended June 30, 2021 Compared with the Three Months Ended June 30, 2020

Research and Development

Research and development expense was $367,551 and $209,926 for the three months ended June 30, 2021 and 2020, respectively, a increase of $157,625, or 75%. The increase was primarily attributable to a milestone reached during the second quarter of 2021 which resulted in additional expense recognized related to our agreement with MD Anderson.

General and Administrative

General and administrative expense, which is associated with external consulting and professional fees, payroll and stock-based compensation expenses, was $627,548 and $693,405 for the three months ended June 30, 2021 and 2020, respectively, a decrease of $65,857, or 9%. Such decrease was primarily attributable to decreased professional fees during the 2021 period.

Interest Expense

Interest expense for the three months ended June 30, 2021 and 2020 was $162,845 and $93,879, respectively, an increase of $68,966, or 73%. The increase was primarily a result of increases in convertible notes payable outstanding during the 2021 period as well as the fair value of warrants issued as interest.

Amortization of Debt Discount

Amortization of debt discount was $155,169 and $36,228 for the three months ended June 30, 2021 and 2020, respectively, an increase of $118,941, or 328%. The increase is primarily associated with increased levels of warrants and common stock issued as debt discounts in connection with convertible notes payable in the 2021 period.

Loss on Extinguishment of Notes Payable

During the three months ended June 30, 2021 and 2020, we recognized $0 and $131,250 of loss on extinguishment of notes payable.

Six Months Ended June 30, 2021 Compared with the Six Months Ended June 30, 2020

Research and Development

Research and development expense was $638,790 and $529,138 for the six months ended June 30, 2021 and 2020, respectively, an increase of $109,652, or 21%. The increase was primarily attributable to a milestone reached during the second quarter of 2021 which resulted in additional expense recognized related to our agreement with MD Anderson.

General and Administrative

General and administrative expense, which is associated with external consulting and professional fees, payroll and stock-based compensation expenses, was $1,477,665 and $1,107,525 for the six months ended June 30, 2021 and 2020, respectively, an increase of $370,140, or 33%. The increase was primarily related to additional expenses recognized in the 2021 period as follows: approximately $78,000 of insurance expense, approximately $189,000 of legal fees, and $126,000 in accounting fees, partially offset by a decrease in other professional fees.

Interest Expense

Interest expense for the six months ended June 30, 2021 and 2020 was $443,732 and $181,528, respectively, an increase of $262,204, or 144%. The increase was primarily a result of increases in convertible notes payable outstanding during the 2021 period as well as the fair value of warrants issued as interest.

Amortization of Debt Discount

Amortization of debt discount was $277,932 and $44,530 for the six months ended June 30, 2021 and 2020, respectively, an increase of $233,402, or 524%. The increase is primarily associated with increased levels of warrants and common stock issued as debt discounts in connection with convertible notes payable in the 2021 period.

Gain on Forgiveness of Accrued Interest

During the six months ended June 30, 2021, we recognized a gain on forgiveness of accrued interest of $49,983 in connection with the repayment of certain notes payable.

Change in Fair Value of Derivative Liabilities

The change in fair value of derivative liabilities for the six months ended June 30, 2020 was a gain of $16,977 due to the reduction in fair value of warrants and conversion options as a result of drawing closer to their expiration dates.

Loss on Extinguishment of Notes Payable

During the six months ended June 30, 2021 and 2020, we recognized $49,718 and $132,691 of loss on extinguishment of notes payable.

Liquidity and Going Concern

We measure our liquidity in a number of ways, including the following:

	June 30, 2021	December 31, 2020

Cash	$81,705	$241,619
Restricted cash	$3,500	$3,500
Working capital deficiency	$(10,030,410)	$(7,950,882)

During the six months ended June 30, 2021, we had not generated any revenues, had a net loss of approximately $2,838,000 and had used cash in operations of approximately $2,258,000. As of June 30, 2021, we had a working capital deficiency of approximately $10,030,000 and an accumulated deficit of approximately $28,544,000. Subsequent to June 30, 2021, we received proceeds of $575,000 through the issuance of convertible notes payable. These conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date these financial statements are issued.

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

During the six months ended June 30, 2021 and 2020, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the six months ended June 30, 2021 and 2020 in the amounts of approximately $2,258,000 and $1,154,000, respectively. The net cash used in operating activities for the six months ended June 30, 2021 was primarily due to cash used to fund a net loss of approximately $2,838,000, adjusted for net non-cash expenses in the aggregate amount of approximately $780,000, and $200,000 of net cash used in changes in the levels of operating assets and liabilities. The net cash used in operating activities for the six months ended June 30, 2020 was primarily due to cash used to fund a net loss of approximately $1,978,000, adjusted for net non-cash expenses in the aggregate amount of approximately $516,000, partially offset by $308,000 of net cash provided by changes in the levels of operating assets and liabilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2021 and 2020 was approximately $2,098,000 and $1,127,000, respectively. The net cash provided by financing activities during the six months ended June 30, 2021 was attributable to $2,422,250 of proceeds from the issuance of convertible notes payable, offset by the repayments of notes payable and convertible notes payable in the amount of $324,588. The net cash provided by financing activities during the six months ended June 30, 2020 was attributable to $1,075,000 of proceeds from the issuance of convertible notes payable, $125,000 of proceeds from the issuance of Series A preferred stock, $100,000 of proceeds from the issuance of notes payable and $100,000 of proceeds from advances payable, offset by the repayment of a note payable in the amount of $100,000, $105,000 of repayments of advances payable and a $68,000 repayment of a convertible note payable.

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

Because the Company’s common stock historically was not actively traded on a public market, the fair value of the Company’s restricted equity instruments is estimated by management based on observations of the sales prices of both restricted and freely tradable common stock, or instruments convertible into common stock. The Company obtained a third-party valuation of its common stock as of December 31, 2020, which was considered in management’s estimation of fair value during the six months ended June 30, 2021. The third-party valuation was performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The estimates used by management are considered highly complex and subjective. The Company anticipates that once its shares become more actively traded, the use of such estimates will no longer be necessary to determine the fair value of its common stock.

The December 2020 independent appraisal utilized the option pricing method, or OPM, as the most reliable method with the following steps being applied:

●	Establishment of total enterprise or equity value;
●	Analysis of equity rights for each class of security;
●	Selection of appropriate model for valuation purposes;
●	Determination of key valuation inputs; and
●	Computation of the fair value of the subject security.

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

In connection with the preparation of this Quarterly Report, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Except as described below, we are not involved in any pending legal proceeding or litigations and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

In January 2019, the holder of a promissory note in the principal amount of $250,000 due on March 16, 2016 instituted a collection action in the Supreme Court of the State of New York, County of New York. A motion for summary judgement was heard on July 12, 2019 and the Company’s motion to vacate was denied in February 2021. The Company has appealed the denial and is vigorously pursuing a motion to renew and reargue the motion to vacate so that it can present factual defenses to the plaintiff’s claims. The plaintiff has commenced steps to collect judgment. During the three months ended June 30, 2021, $99,588 was released to an officer of the court, such that, as of June 30, 2021, there was $150,412 outstanding under the note. Subsequent to June 30, 2021, on behalf of the Company, a third party deposited the full amount of the unpaid judgment with the court, which will be used to resolve the matter in the event of an adverse outcome.

Item 1A. Risk Factors.

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on April 15, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Between April 1, 2021 and June 23, 2021, we issued convertible notes in the aggregate principal amount of $562,250 to accredited investors. The notes mature six months from the date of issuance and accrue interest at a rate of eight percent (8%) per annum. The notes are convertible into shares of our Series C Preferred Stock at a conversion price of $7.50 per share at the holder’s option and automatically convert into common stock on the maturity date. The Series C Preferred Stock will convert into shares of our common stock at a rate of ten shares of common stock for each share of Series C Preferred Stock. In connection with the issuance of the notes, we issued five year warrants to purchase an aggregate of 449,800 shares of common stock at an exercise price of $1.25 per share. We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) in connection with these transactions.

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

In June 2021, we issued 5,405 shares of immediately vested common stock to a service provider. We relied upon the exemption provided by Section 4(2) of the Securities Act in connection with this transaction.

In June 2021, we received an additional $1,000,000 of proceeds under a previously issued convertible note by means of the payment by the lender of outstanding obligations to third parties. In June 2021, we amended and restated the convertible note and increased the principal amount from $4,000,000 to $6,000,000 and in August 2021 issued a five year warrant to purchase a total of 800,000 shares of common stock at an exercise price of $1.25 per share to the lender in accordance with the terms of the convertible note. After giving effect to the $1,000,000 advance made in June 2021, the lender had advanced an aggregate of $3,500,000 under the convertible note. We may elect to convert the amended and restated note into shares of Series B Convertible Preferred Stock at a conversion price of $7.50 per share at any time after the creation of the Series B Convertible Preferred Stock and before the maturity date. We relied upon the exemptions provided by Sections 3(a)(9) and Section 4(2) of the Securities Act in connection with these transactions.

On June 30, 2021, we issued 632,667 shares of common stock as payment of in-kind dividends to holders of Series A Convertible Preferred Stock. We relied upon the exception provided by Section 4(2) of the Securities Act in connection with this transaction.

In August 2021, we extended the expiration date of a warrant to purchase 150,000 shares of our common stock at an exercise price of $0.75 per share from August 4, 2021 to August 4, 2025 and extended the expiration date of a warrant to purchase 37,500 shares of common stock at an exercise price of $0.75 per share from August 26, 2021 to August 26, 2025. We relied upon the exemption provided by Section 3(a)(9) of the Securities Act in connection with these transactions.

Item 3. Defaults Upon Senior Securities.

As of June 30, 2021 and through the date of this filing, notes payable and convertible notes payable with face values totaling $1,933,412 and $2,870,634, respectively, were past due and are classified as current liabilities on the condensed consolidated balance sheet as of June 30, 2021. Such notes continue to accrue interest and all relevant penalties have been accrued as of June 30, 2021. Of such past due notes payable, a holder of a note with principal amount of $250,000 issued a notice of default. See Item 1 above for additional details. We are in negotiations with all holders to extend the maturity dates of such notes or to convert the principal and accrued interest into equity.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

3.6*	Certificate of Designation of Preferences, Rights and Limitations of Series C Preferred Stock.

10.64*	Third Amended and Restated 10.0% Convertible Note

31*	Certification of principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CELL SOURCE, INC.

Dated: August 12, 2021	By:	/s/ Itamar Shimrat
	Name:	Itamar Shimrat
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

