Form 10-Q
period 2021-09-30
Cell Source, Inc.
filed 2021-11-15
CIK 1569340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 10, 2021, the registrant had 33,723,554 shares of $0.001 par value common stock outstanding.

CELL SOURCE, INC. AND SUBSIDIARY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current Assets:
Cash	$599,454	$241,619
Prepaid expenses	243,876	177,569
Other current assets	17,344	29,651
Total Current Assets	860,674	448,839
Restricted cash	-	3,500
Total Assets	$860,674	$452,339

Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accounts payable	$285,162	$193,095
Accrued expenses	949,933	1,159,950
Accrued expenses - related parties	101,201	198,701
Accrued interest	863,296	671,968
Accrued interest - related parties	395,125	325,276
Accrued compensation	760,941	724,185
Advances payable	195,500	195,500
Advances payable - related party	100,000	100,000
Notes payable	809,912	1,013,000
Notes payable - related parties	150,000	150,000
Convertible notes payable, net of debt discount of $236,091 and $157,720 as of September 30, 2021 and December 31, 2020, respectively	5,841,730	3,417,836
Convertible notes payable - related parties	225,000	225,000
Financing liability for directors and officers insurance	124,581	-
Accrued dividend payable	246,192	25,210
Total Current Liabilities	11,048,573	8,399,721

Commitments and contingencies (Note 8)

Stockholders’ Deficiency:
Convertible Preferred Stock, $0.001 par value, 10,000,000 shares authorized;
Series A Convertible Preferred Stock, 1,335,000 shares designated, 1,342,195 shares issued and outstanding as of September 30, 2021 and December 31, 2020; liquidation preference of $10,294,818 and $10,091,672 as of September 30, 2021 and December 31, 2020, respectively	1,342	1,342
Series C Convertible Preferred Stock, 500,000 shares designated, 163,296 and 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively; liquidation preference of $1,242,550 and $0 as of September 30, 2021 and December 31, 2020, respectively	163	-
Common Stock, $0.001 par value, 200,000,000 shares authorized; 33,588,578 and 32,538,411 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	33,589	32,538
Additional paid-in capital	20,120,422	17,724,731
Accumulated deficit	(30,343,415)	(25,705,993)
Total Stockholders’ Deficiency	(10,187,899)	(7,947,382)
Total Liabilities and Stockholders’ Deficiency	$860,674	$452,339

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Operating Expenses:
Research and development	$446,773	$257,546	$1,037,588	$675,017
Research and development - related party	12,500	-	60,475	111,667
General and administrative	856,059	908,099	2,333,724	2,015,624
Total Operating Expenses	1,315,332	1,165,645	3,431,787	2,802,308
Loss From Operations	(1,315,332)	(1,165,645)	(3,431,787)	(2,802,308)

Other (Expense) Income:
Interest expense	(191,626)	(114,040)	(588,314)	(271,687)
Interest expense - related parties	(22,805)	(12,827)	(69,849)	(36,708)
Amortization of debt discount	(269,805)	(146,109)	(547,737)	(190,639)
Change in fair value of derivative liabilities	-	-	-	16,977
Gain on forgiveness of accrued interest	-	-	49,983	-
Gain on exchange of accrued interest for common stock	-	132,502	-	132,502
Loss on extinguishment of notes payable	-	(1,511)	(49,718)	(134,202)
Total Other Expense	(484,236)	(141,985)	(1,205,635)	(483,757)
Net Loss	(1,799,568)	(1,307,630)	(4,637,422)	(3,286,065)
Dividend attributable to Series A and Series C preferred stockholders	(246,192)	(226,191)	(695,456)	(649,381)
Net Loss Applicable to Common Stockholders	$(2,045,760)	$(1,533,821)	$(5,332,878)	$(3,935,446)

Net Loss Per Common Share - Basic and Diluted	$(0.06)	$(0.05)	$(0.16)	$(0.13)

Weighted Average Common Shares Outstanding -
Basic and Diluted	33,461,141	31,846,661	32,897,010	30,334,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

(Unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021
	Convertible Preferred		Convertible Preferred				Additional		Total
	Stock - Series A		Stock - Series C		Common Stock		Paid- In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance, January 1, 2021	1,342,195	$1,342	-	$-	32,538,411	$32,538	$17,724,731	$(25,705,993)	$(7,947,382)
Series A Convertible Preferred Stock dividends:
Accrual of earned dividends	-	-	-	-	-	-	(223,391)	-	(223,391)

Issuance of common stock pursuant to cashless warrant exercise	-	-	-	-	125,071	125	(125)	-	-

Issuance of warrants in connection with issuance of convertible notes payable	-	-	-	-	-	-	196,966	-	196,966

Issuance of warrants in connection with exchange of convertible notes payable	-	-	-	-	-	-	139,728	-	139,728

Warrants issued in satisfaction of accrued interest	-	-	-	-	-	-	82,350	-	82,350

Stock-based compensation:
Options	-	-	-	-	-	-	206,400	-	206,400
Warrants	-	-	-	-	-	-	31,276	-	31,276

Net loss	-	-	-	-	-	-	-	(1,524,741)	(1,524,741)

Balance, March 31, 2021	1,342,195	1,342	-	-	32,663,482	32,663	18,157,935	(27,230,734)	(9,038,794)

Series A Convertible Preferred Stock dividends:
Accrual of earned dividends	-	-	-	-	-	-	(225,873)	-	(225,873)
Payment of dividends in kind	-	-	-	-	632,677	633	473,842	-	474,475

Issuance of warrants in connection with issuance of convertible notes payable	-	-	-	-	-	-	37,512	-	37,512

Stock-based compensation:
Common stock	-	-	-	-	5,405	5	2,535	-	2,540
Warrants	-	-	-	-	-	-	36,343	-	36,343

Net loss	-	-	-	-	-	-	-	(1,313,113)	(1,313,113)

Balance, June 30, 2021	1,342,195	1,342	-	-	33,301,564	33,301	18,482,294	(28,543,847)	(10,026,910)

Series A and C Convertible Preferred Stock dividends:
Accrual of earned dividends	-	-	-	-	-	-	(246,192)	-	(246,192)

Conversion of convertible notes payable and accrued interest into Series C Convertible Preferred Stock and common stock	-	-	168,296	168	71,915	72	1,315,918	-	1,316,158

Conversion of Series C Convertible Preferred Stock into common stock	-	-	(5,000)	(5)	50,000	50	(45)	-	-

Warrants issued in satisfaction of accrued interest	-	-	-	-	-	-	165,216	-	165,216

Warrants modification expense	-	-	-	-	-	-	29,000	-	29,000

Common stock issued in satisfaction of accrued compensation	-	-	-	-	15,099	16	7,081	-	7,097

Issuance of warrants in connection with issuance of convertible notes payable	-	-	-	-	-	-	226,791	-	226,791

Stock-based compensation:
Common stock	-	-	-	-	150,000	150	70,350	-	70,500
Warrants	-	-	-	-	-	-	70,009	-	70,009

Net loss	-	-	-	-	-	-	-	(1,799,568)	(1,799,568)

Balance, September 30, 2021	1,342,195	$1,342	163,296	$163	33,588,578	$33,589	$20,120,422	$(30,343,415)	$(10,187,899)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

(Unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020
	Convertible Preferred				Additional		Total
	Stock - Series A		Common Stock		Paid- In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance, January 1, 2020	1,245,083	$1,245	27,076,762	$27,077	$15,375,565	$(21,145,828)	$(5,741,941)

Issuance of Series A Convertible Preferred Stock for cash	13,333	13	-	-	99,987	-	100,000

Series A Convertible Preferred Stock dividends:
Accrual of earned dividends	-	-	-	-	(211,305)	-	(211,305)

Issuance of common stock in connection with extension of notes payable	-	-	227,500	227	56,648	-	56,875

Reclassification of derivative liabilities to equity	-	-	-	-	345,830	-	345,830

Stock-based compensation:
Common stock	-	-	25,671	26	6,392	-	6,418

Net loss	-	-	-	-	-	(813,747)	(813,747)

Balance, March 31, 2020	1,258,416	1,258	27,329,933	27,330	15,673,117	(21,959,575)	(6,257,870)

Issuance of Series A Convertible Preferred Stock for cash	3,333	3	-	-	24,997	-	25,000

Issuance of common stock in connection with extension of notes payable	-	-	525,000	525	130,725	-	131,250

Issuance of warrants in connection with issuance of notes payable	-	-	-	-	161,256	-	161,256

Issuance of warrants in connection with issuance of advance payable	-	-	-	-	24,386	-	24,386

Series A Convertible Preferred Stock dividends:
Accrual of earned dividends	-	-	-	-	(211,885)	-	(211,885)
Payment of dividends in kind	-	-	574,576	574	430,331	-	430,905

Stock-based compensation:
Common stock	-	-	1,270,000	1,270	316,230	-	317,500
Warrants	-	-	-	-	16,129	-	16,129

Net loss	-	-	-	-	-	(1,164,688)	(1,164,688)

Balance, June 30, 2020	1,261,749	1,261	29,699,509	29,699	16,565,286	(23,124,263)	(6,528,017)

Issuance of Series A Convertible Preferred Stock for cash	80,446	81	-	-	603,266	-	603,347

Issuance of common stock in exchange of accrued interest	-	-	265,534	266	66,383	-	66,649

Issuance of warrants in connection with issuance of notes payable	-	-	-	-	20,098	-	20,098

Series A Convertible Preferred Stock dividends:
Accrual of earned dividends	-	-	-	-	(226,191)	-	(226,191)

Stock-based compensation:
Options	-	-	-	-	103,600	-	103,600
Warrants	-	-	-	-	249,713	-	249,713

Net loss	-	-	-	-	-	(1,307,630)	(1,307,630)

Balance, September 30, 2020	1,342,195	$1,342	29,965,043	$29,965	$17,382,155	$(24,431,893)	$(7,018,431)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Nine Months Ended
	September 30,
	2021	2020

Cash Flows From Operating Activities:
Net loss	$(4,637,422)	$(3,286,065)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	-	(16,977)
Amortization of debt discount	547,737	190,639
Gain on forgiveness of accrued interest	(49,983)	-
Loss on extinguishment of notes payable	49,718	134,202
Gain on exchange of accrued interest for common stock	-	(132,502)
Non-cash interest expense - warrants	286,639	60,769
Stock-based compensation:
Options	206,400	103,600
Warrants	137,735	263,476
Common stock	80,137	319,396
Changes in operating assets and liabilities:
Prepaid expenses	254,193	(72,687)
Other current assets	12,307	9,355
Accounts payable	92,067	240,931
Accrued expenses	(210,019)	(46,990)
Accrued expenses - related parties	(97,500)	(46,597)
Accrued interest	369,619	207,889
Accrued interest - related parties	2,244	2,252
Accrued compensation	36,650	51,290
Net Cash Used In Operating Activities	(2,919,478)	(2,018,019)

Cash Flows From Financing Activities:
Proceeds from advances payable	-	100,000
Proceeds from issuance of notes payable	-	100,000
Proceeds from issuance of convertible notes payable	3,797,820	1,572,500
Proceeds from issuance of Series A Preferred Stock	-	728,347
Repayment of financing liability	(195,919)	-
Repayment of notes payable	(203,088)	(200,000)
Repayment of convertible notes payable	(125,000)	(146,000)
Repayment of advances payable	-	(110,000)
Net Cash Provided By Financing Activities	3,273,813	2,044,847

Net Increase In Cash and Restricted Cash	354,335	26,828

Cash and Restricted Cash - Beginning of Period	245,119	27,908

Cash and Restricted Cash - End of Period	$599,454	$54,736

Cash and restricted cash consisted of the following:
Cash	$599,454	$54,736
Restricted cash	-	-
	$599,454	$54,736

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Original issue discount in connection with convertible note payable	$-	$58,556
Common stock issued in connection with payment of Series A Convertible Preferred Stock dividends in-kind	$474,475	$-
Conversion of convertible notes payable and accrued interest into Series C Preferred Stock and common stock	$1,316,158	$-
Reclassification of derivative liabilities to equity	$-	$345,830
Conversion of Series C Convertible Preferred Stock into common stock	$50	$-
Issuance of common stock pursuant to cashless warrant exercise	$125	$-
Common stock issued in satisfaction of accrued compensation	$7,097	$-
Financing of Directors and Officer’s insurance	$320,500	$-
Accrued interest converted into notes payable	$41,950	$-
Issuance of warrants in connection with the issuance of notes payable	$461,269	$-
Issuance of warrants in satisfaction of accrued interest	$247,566	$66,649
Accrual of earned preferred stock dividends	$(695,456)	$(649,381)
Issuance of placement agent warrants	$-	$10,907
Issuance of common stock as debt discount in in connection with extension of notes payable	$-	$188,125
Repayment of convertible note payable and accrued interest by third party	$-	$100,896
Warrants and conversion options issued in connection with issuance and extension of notes payable	$-	$181,354
Warrants issued in connection with issuance of advance payable	$-	$24,386

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Business Organization, Nature of Operations, Risks and Uncertainties and Basis of Presentation

Organization and Operations

Cell Source, Inc. (“Cell Source”, “CSI” or the “Company”) is a Nevada corporation formed on June 6, 2012 that is the parent company of Cell Source Limited (“CSL”), a wholly owned subsidiary which was founded in Israel in 2011 in order to commercialize a suite of inventions relating to certain cancer treatments. The Company is a biotechnology company focused on developing cell therapy treatments based on the management of immune tolerance. The Company’s lead prospective product is its patented Veto Cell immune system management technology, which is an immune tolerance biotechnology that enables the selective blocking of immune responses. CSL’s Veto Cell immune system management technology is based on technologies patented, owned, and licensed to CSL by Yeda Research and Development Company Limited, an Israeli corporation (“Yeda”) (see Note 8, Commitments and Contingencies). The Company’s target indications include: lymphoma, leukemia and multiple myeloma through the facilitation of both safer and more accessible stem cell (e.g. bone marrow) transplantation acceptance and effective allogeneic CAR-T cell therapy, treatment of end stage kidney disease and other non-malignant organ diseases through improved organ transplantation (broadened donor pool, reduced dependence on post-transplant anti-rejection therapy), and ultimately treating a variety of cancers and non-malignant diseases (e.g. sickle cell disease, diabetes).

Risks and Uncertainties

In March 2020, the World Health Organization declared COVID-19, a novel strain of coronavirus, a pandemic. During 2020 and continuing into 2021, the global economy has been, and continues to be, affected by COVID-19. While the Company continues to see signs of economic recovery as certain governments began to gradually ease restrictions, provide economic stimulus and vaccine distribution accelerated, the rate of recovery on a global basis has been affected by resurgence of the virus or its variants in certain jurisdictions causing reinstatement of restrictions in certain jurisdictions. The Company continues to monitor the effects of COVID-19 and its impact on the Company’s operations, financial position, cash flows and its industry in general. The Company considered the impact of COVID-19 on its business and operational assumptions and estimates, and determined there were no material adverse impacts on the Company’s results of operations and financial position at September 30, 2021.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial position of the Company as of September 30, 2021 and the condensed consolidated results of its operations and cash flows for the three and nine months ended September 30, 2021 and 2020. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the operating results for the full year ending December 31, 2021 or any other period. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2020 and for the year then ended which were included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on April 15, 2021.

Note 2 - Going Concern and Management Plans

During the nine months ended September 30, 2021, the Company had not generated any revenues, had a net loss of approximately $4,637,000 and had used cash in operations of approximately $2,919,000. As of September 30, 2021, the Company had a working capital deficiency of approximately $10,188,000 and an accumulated deficit of approximately $30,343,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date these financial statements are issued.

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

Loss Per Share

The Company computes basic net loss per share by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share includes the dilution that would occur upon the exercise or conversion of all dilutive securities into common stock using the “treasury stock” and/or “if converted” methods, as applicable. Weighted average shares outstanding for the three and nine months ended September 30, 2021 and 2020 includes the weighted average impact of warrants to purchase an aggregate of 0 and 2,043,835 shares, respectively, of common stock because their exercise price was determined to be nominal.

The common stock equivalents associated with the following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	September 30,
	2021	2020

Options	6,182,004	4,832,004
Warrants	11,201,946	6,250,676
Convertible notes [1] [2]	3,521,885	3,958,756
Convertible preferred stock	15,054,910	13,421,950
Total	35,960,745	28,463,386

[1]	Convertible notes are assumed to be converted at the rate of $0.75 per common share, which is the conversion price as of September 30, 2021. However, such conversion rates are subject to adjustment under certain circumstances, which may result in the issuance of common shares greater than the amount indicated.

[2]	Excludes shares of common stock underlying convertible notes that are expected to become convertible into shares of Series B Convertible Preferred Stock since such stock had not been designated by the Company as of September 30, 2021.

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

Note 4 - Fair Value

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all Level 3 liabilities measured at fair value on a recurring basis using unobservable inputs during the nine months ended September 30, 2021:

	Accrued	Accrued
	Interest	Compensation	Total

Balance - January 1, 2021	$539,836	$84,953	$624,789

Change in fair value	41,607	97	41,704
Issuance of warrants	(82,350)	-	(82,350)

Balance - March 31, 2021	499,093	85,050	584,143

Change in fair value	37,994	(9)	37,985
Accrual of warrant obligation	164,857	-	164,857
Accrual of common stock obligation	-	7,097	7,097

Balance - June 30, 2021	701,944	92,138	794,082

Change in fair value	39,012	20	39,032
Issuance of common stock	-	(7,097)	(7,097)
Issuance of warrants	(165,216)	-	(165,216)

Balance - September 30, 2021	$575,740	$85,061	$660,801

Financial liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. The Company’s Level 3 liabilities shown in the above table consist of accrued obligations to issue warrants and common stock.

In applying the Black-Scholes option pricing model utilized in the valuation of Level 3 liabilities, the Company used the following approximate assumptions:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Risk-free interest rate	0.28%-0.87%	0.22% - 0.28%	0.28%-0.92%	0.15% - 1.55%
Expected term (years)	4.00-5.00	4.00-5.00	4.00-5.00	0.52 - 5.00
Expected volatility	90%	110%	90%	110%
Expected dividends	0.00%	0.00%	0.00%	0.00%

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

As of September 30, 2021 and December 31, 2020, the Company had an obligation to issue 154,495 shares of common stock to service providers that had a fair value of $72,613, which was a component of accrued compensation on the condensed consolidated balance sheets.

See Note 6, Stockholders’ Deficiency – Common Stock and Stock Warrants for additional details associated with the issuance of common stock and warrants.

Note 5 – Notes Payable

As of September 30, 2021 and through the date of this filing, notes and convertible notes payable with principal amounts totaling $2,012,162 and $5,762,162, respectively, were past due and are classified as current liabilities on the condensed consolidated balance sheet as of September 30, 2021. Such notes continue to accrue interest and all relevant penalties have been accrued as of September 30, 2021. Of such past due notes payable, a holder of a note with principal amount of $250,000 issued a notice of default. See Note 8, Commitments and Contingencies – Litigation for additional details. The Company is in negotiations with all holders of notes payable to extend the maturity dates of such notes or to convert the principal and accrued interest into equity.

During the three months ended September 30, 2021 and 2020, the Company recorded interest expense of $214,431 and $126,867, respectively, and amortization of debt discount of $269,805 and $146,109, respectively. During the nine months ended September 30, 2021 and 2020, the Company recorded interest expense of $658,163 and $308,395, respectively, and amortization of debt discount of $547,737 and $190,639, respectively. As of September 30, 2021 and December 31, 2020, the Company had $1,258,421 and $997,244, respectively, of accrued interest (including interest in the form of warrants (see Note 4)) and penalties related to notes payable, which is included with accrued interest and accrued interest – related parties on the condensed consolidated balance sheets.

Convertible Notes Payable

During the nine months ended September 30, 2021, the Company issued convertible notes payable in the aggregate principal amount of $2,297,947 which have maturity dates ranging from July 7, 2021 through March 21, 2022. The notes accrue interest at 8% per annum and are convertible at any time at the option of the holder into the Company’s Series C Convertible Preferred Stock (the “Series C Preferred Stock”) at a conversion price of $7.50. The notes automatically convert into Series C Convertible Preferred Stock on the maturity date. In connection with the issuances, the Company issued five-year immediately vested warrants to purchase an aggregate of 1,868,358 shares of common stock at an exercise price $1.25 per share. The warrants had an issuance date relative fair value of $461,269 which will be amortized over the term of the notes. A portion of the convertible notes payable were (a) converted during nine months ended September 30, 2021 (see elsewhere in this Note for details) and (b) converted subsequent to September 30, 2021 (see Note 9 for details).

On January 28, 2021, the Company issued a convertible note payable in the amount of $647,222 which matures on July 28, 2021 in exchange for another note in the principal amount of $555,556 that accrued interest at 13% per annum and had accrued interest of $41,948. The new note accrues interest at 8% per annum and such interest is payable at maturity, at the Company’s option, in cash or as payment-in-kind in common stock at a rate of $0.75 per share. The note is convertible at the holder’s option into Series C Preferred Stock at a price of $7.50 per share and automatically converts into Series C Convertible Preferred Stock on the maturity date. In connection with the issuance of the convertible note, the Company issued a five-year immediately vested warrant to purchase 517,778 shares of common stock at an exercise price $1.25 per share. The warrants had an issuance date fair value of $106,183 that was recognized immediately. The Company determined the transaction was an extinguishment and, as a result, recognized a loss on extinguishment of notes payable of $49,718 on the condensed consolidated statement of operations during the nine months ended September 30, 2021. This convertible note payable was converted during the nine months ended September 30, 2021 (see elsewhere in this Note for details).

On March 2, 2021, the Company amended a previously issued convertible note in the principal amount of $2,000,000. In connection with this amendment, during the three months ended March 31, 2021, the Company (i) received further proceeds of $500,000, (ii) increased the principal amount from $2,000,000 to $4,000,000 and (iii) issued five-year immediately vested warrants for the purchase of 800,000 shares of common stock at an exercise price of $1.25 per share, of which, warrants to purchase 400,000 shares of common stock were accrued for as December 31, 2020, and had an issuance date fair value of $164,700 which will be amortized over the term of the note. On June 18, 2021, the Company amended and restated the note in the principal amount of $4,000,000. In connection with this amendment, during the three months ended June 30, 2021, the Company (i) received further proceeds of $1,000,000 in connection with the note by means of the payment by the lender of outstanding obligations to third parties, (ii) increased the principal amount from $4,000,000 to $6,000,000 and (iii) agreed to issue a five-year immediately vested warrant to purchase 800,000 shares of common stock with an issuance date fair value of $164,857 which will be amortized over the term of the note. The Company may elect to convert the amended and restated note into shares of Series B Convertible Preferred Stock at a conversion price of $7.50 per share at any time after the creation of the Series B Convertible Preferred Stock and before the maturity date. As of September 30, 2021, an aggregate of $3,500,000 of proceeds were outstanding under the note. The warrant to purchase 800,000 shares of common stock was issued during the three months ended September 30, 2021, such that the Company recognized the $165,216 issuance date fair value by crediting additional paid-in capital.

On March 11, 2021, the Company entered into convertible note purchase agreements with two noteholders whereby the Company agreed to repurchase an aggregate of $125,000 of convertible notes payable for the same amount in cash, at which time the notes were cancelled. In connection with the repayment, the parties agreed that the Company was no longer required to pay accrued interest associated with the notes payable in the amount of $49,983. As a result, the Company recognized a gain on forgiveness of accrued interest of $49,983 on its condensed consolidated statement of operations during the nine months ended September 30, 2021.

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

During the nine months ended September 30, 2021, convertible notes payable in the aggregate principal amount $1,262,222 were converted into 168,296 shares of Series C Convertible Preferred Stock at an effective conversion price of $7.50 per share. The Company elected to convert accrued interest on the same convertible notes payable in the aggregate amount of $53,936 into 71,915 shares of common stock at an effective conversion price of $0.75 per share.

Through June 30, 2021, the Company had not designated the Series C Preferred Stock. As a result, the Company did not analyze the notes for a potential beneficial conversion feature as the definition of a firm commitment had not been met since the notes were not yet convertible. On July 26, 2021, the required Certificate of Designation was filed (see Note 6 – Stockholders’ Deficiency – Series C Convertible Preferred Stock). Accordingly, a firm commitment was achieved. The Company analyzed the notes for a beneficial conversion feature and determined that there was none because the notes have an effective conversion price of $0.75 per share of underlying common stock, which exceeds the $0.47 per share commitment date closing market price of the common stock.

Notes Payable

During the nine months ended September 30, 2021, the Company paid $100,000 to a noteholder as a partial repayment of principal such that the note had $150,000 outstanding as of September 30, 2021 after the partial repayment.

See Note 8, Commitments and Contingencies – Litigation for details associated with the partial repayment of a note payable during the nine months ended September 30, 2021.

Note 6 – Stockholders’ Deficiency

Preferred Stock Dividends

During the three months ended September 30, 2021 and 2020, the Company accrued additional preferred dividends related to Series A and Series C Preferred Stock of $246,192 and $226,191, respectively. During the nine months ended September 30, 2021 and 2020, the Company accrued additional preferred dividends related to Series A and Series C Preferred Stock of $695,456 and $649,381, respectively.

During the nine months ended September 30, 2021, the Company issued 632,677 shares of common stock at the stated value of $0.75 per share for aggregate value of $474,475, pursuant to the terms of the Series A Convertible Preferred Stock Certificate of Designation, in connection with the partial payment of accrued dividends for Series A Convertible Preferred Stock.

Series C Convertible Preferred Stock

On July 26, 2021, the Company’s Board of Directors approved the designation of 500,000 shares of the 10,000,000 authorized shares of preferred stock as Series C Convertible Preferred Stock, par value $0.001 per share. On July 26, 2021, the Company filed the Certificate of Designation with the State of Nevada related to the Series C Preferred Stock. The Series C Preferred stock has a stated value of $7.50 per share.

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

Dividends. Holders of shares of Series C Preferred Stock will be entitled to receive cumulative dividends at an annual rate of 8% of the stated value. Dividends are payable semi-annually on June 30 and December 31, commencing on December 31, 2022, either by (i) issuance of shares of common stock at the rate of $0.75 per share of common stock or (ii) in cash, at the Company’s option.

During the three months ended September 30, 2021, 5,000 shares of Series C Preferred Stock were converted into 50,000 shares of common stock at the shareholder’s election. The Company analyzed the Series C Preferred Stock for a beneficial conversion feature and determined that there was none because the Series C Preferred Stock has an effective conversion price of $0.75 per share of underlying common stock, which exceeds the $0.47 per share commitment date closing market price of the common stock.

See Note 5, Notes Payable – Convertible Notes Payable for details associated with note conversions.

Common Stock

During the nine months ended September 30, 2021, the Company issued 5,405 shares of immediately vested common stock to a service provided with a grant date fair value of $2,540 which was recognized immediately.

During the three months ended September 30, 2021, the Company issued 15,099 shares of common stock to a consultant in satisfaction of accrued compensation with an issuance date fair value of $7,097.

During the three months ended September 30, 2021, the Company issued 150,000 shares of common stock to consultants which had an issuance date fair value of $70,500 which was recognized immediately.

See Note 5, Notes Payable – Convertible Notes Payable for details associated with accrued interest conversions into common stock.

See elsewhere in this note, Stock Warrants for additional details.

Stock Warrants

On January 5, 2021, the Company issued 125,000 five-year immediately vested warrants to a note holder in satisfaction of certain noteholder rights with an exercise price $0.95 per share. The warrant had an issuance date fair value of $33,545 which was recognized immediately.

During the nine months ended September 30, 2021, the Company issued 125,071 shares of common stock pursuant to a cashless warrant exercise by a noteholder of warrants to purchase 221,275 shares of common stock at an exercise price of $0.75 per share.

During the three months ended September 30, 2021, the Company issued 125,000 five-year immediately vested warrants to a consultant with an exercise price $0.75 per share. The warrant had an issuance date fair value of $36,200 which was recognized immediately.

In August 2021, the Company extended the expiration date of a warrant to purchase 75,000 shares of common stock at an exercise price of $0.75 per share from August 4, 2021 to August 4, 2025 and extended the expiration date of a warrant to purchase 37,500 shares of common stock at an exercise price of $0.75 per share from August 26, 2021 to August 26, 2025. The Company determined the transactions represented award modifications and recognized incremental expense of $29,000 within interest expense on the condensed consolidated statement of operations during the three and nine months September 30, 2021.

See Note 5, Notes Payable for additional details associated with the issuance of stock warrants.

Stock Options

On March 8, 2021, the Company granted 1,350,000 five-year immediately vested options under the Company’s Equity Incentive Plan to the Chief Executive Offer of the Company (of which, 750,000 were granted for service as Chief Executive Officer and 600,000 were granted for service as a director) with an exercise price $1.00 per share. The options had a grant date fair value of $218,600 which was recognized during the nine months ended September 30, 2021.

Stock-Based Compensation

During the three months ended September 30, 2021, the Company recognized stock-based compensation expense of $140,528 (consisting of $70,028 of expense related to warrants (of which, $70,009 has been included within stockholders’ deficiency and $19 has been included within accrued compensation) and $70,500 of expense related to common stock which has been included within stockholder’s deficiency) which was included within general and administrative expenses.

During the nine months ended September 30, 2021, the Company recognized stock-based compensation expense of $424,272 (consisting of $137,735 of expense related to warrants (of which, $137,628 has been included within stockholders’ deficiency and $107 has been included within accrued compensation), $206,400 of expense related to options which has been included within stockholders’ deficiency and $80,137 of expense related to common stock which has been included within stockholders’ deficiency) which was included within general and administrative expenses.

During the three and nine months ended September 30, 2020, the Company recognized stock-based compensation expense of $349,050 and $686,472, respectively, related to common stock and warrants, which amounts were included within general and administrative expenses on the condensed consolidated statements of operations.

As of September 30, 2021, there was $38,471 of unrecognized stock-based compensation expense to be recognized over a weighted average period of 0.24 years.

Note 7 – Related Party Transactions

As of September 30, 2021 and December 31, 2020, the Company was required to issue warrants to purchase an aggregate of 1,281,500 and 1,056,500, respectively, shares of common stock at an exercise price of $0.75 per share to directors of the Company in connection with loans made to the Company in the aggregate amount of $459,000 which required certain penalties in the form of warrants. As a result, the Company had accrued $359,314 and $291,708 associated with the fair value of the obligations as of September 30, 2021 and December 31, 2020, respectively, which amount is included in accrued interest – related parties on the condensed consolidated balance sheets.

Note 8 – Commitments and Contingencies

Yeda Research and License Agreement

During the three months September 30, 2021 and 2020, the Company recorded research and development expenses of approximately $12,500 and $0, respectively, related to its Research and License Agreement with Yeda (the “Agreement”). During the nine months September 30, 2021 and 2020, the Company recorded research and development expenses of approximately $60,000 and $112,000, respectively, related to the Agreement. As of September 30, 2021 and December 31, 2020, the Company had $39,419 and $136,919, respectively, of accrued research and development expenses pursuant to the Agreement with Yeda, which are included within current liabilities on the condensed consolidated balance sheets.

MD Anderson Sponsored Research Agreements

The Company recognized $411,773 and $237,546 of research and development expenses during the three months ended September 30, 2021 and 2020, respectively, and $925,921 and $600,017 of research and development expenses during the nine months ended September 30, 2021 and 2020, respectively, associated with services provided by The University of Texas M.D. Anderson Cancer Center (“MD Anderson”) under the two agreements with MD Anderson dated November 2018 and February 2019, respectively. As of September 30, 2021 and December 31, 2020, the Company had $211,009 and $462,785, respectively, of accrued research and development expenses pursuant to the agreements with MD Anderson. Subsequent to September 30, 2021, the Company and MD Anderson agreed to extend the Sponsored Research Agreement by one year to November 27, 2022. Under the amendment, the research budget for the additional year is approximately $1,300,000.

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

In January 2019, the holder of a promissory note in the principal amount of $250,000 due on March 16, 2016 instituted a collection action in the Supreme Court of the State of New York, County of New York. On June 12, 2019, the plaintiff served a motion for summary judgment through the Secretary of State which was heard on July 12, 2019 and granted. The Company contends that it was not given sufficient notice under the applicable statute and did not have an opportunity to oppose the motion. Judgment was entered in October 2019 in the amount of $267,680. The Company brought a motion to vacate based on the jurisdictional defect of the motion in not providing the required amount of time, but that motion was denied in February 2021 without properly addressing the jurisdictional issues raised by the Company. The Company has appealed the denial and then filed a motion to Renew and Reargue the motion to vacate based on the Court's failure to address critical issues. That motion was also denied on April 15, 2021 without addressing the Company's arguments. The Company has appealed the second denial as well and is pursuing both appeals in a consolidated manner so as to resolve all issues together. While the Company's motions were pending, the plaintiff has commenced steps to collect judgment. During the nine months ended September 30, 2021, $103,088 was released to an officer of the court and has been accounted for as partial note repayment, such that, as of September 30, 2021, there was $146,912 outstanding under the note. During the nine months ended September 30, 2021, on behalf of the Company, a third party deposited the full amount of the unpaid judgment with the court, which created an automatic stay of enforcement of this matter and which will be used to resolve the underlying note in the event of an adverse outcome on appeal.

Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed. There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows. As of September 30, 2021 and December 31, 2020, the Company had not accrued any amounts for contingencies.

Note 9 – Subsequent Events

The Company has evaluated events that have occurred after the balance sheet and through the date the financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed below.

Series C Preferred Stock Conversion

In October 2021, a holder of Series C Preferred Stock elected to convert 10,000 of such shares into 100,000 shares of common stock.

Convertible Notes Payable Conversions

In November 2021, an aggregate of $557,250 of principal outstanding under convertible notes automatically converted into an aggregate of 82,060 shares of Series C Convertible Preferred Stock and the Company elected to pay an aggregate of $26,233 of interest accrued under such notes by the issuance of an aggregate of 34,976 shares of common stock. The aggregate note principal had a conversion price of $7.50 per share and the common stock was valued at $0.75 per share for purposes of the interest payment.

See Note 5, Notes Payable for details associated with past due notes.

Stock Warrants

In November 2021, in connection with the conversion of a certain convertible note payable in the principal amount of $50,000, the Company issued a five-year immediately vested warrant to purchase 144,290 shares of the Company’s common stock at an exercise price of $1.25 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the condensed consolidated results of operations and financial condition of Cell Source, Inc. (“CSI”, “Cell Source”, the “Company”, “us,” “we,” “our,”) as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission (“SEC”) on April 15, 2021.

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

Overview

We are a cell therapy company focused on immunotherapy. Since our inception, we have been involved with the development of proprietary immune system management technology licensed from Yeda Research & Development Company Limited (“Yeda”), the commercial arm of the Weizmann Institute. We have since shifted the focus of our research and development efforts to MD Anderson.

This technology addresses one of the most fundamental challenges within human immunology: how to tune the immune response such that it tolerates selected desirable foreign cells, but continues to attack all other (undesirable) targets. In simpler terms, a number of potentially life-saving treatments have limited effectiveness today because the patient’s immune system rejects them. For example, while HSCT - hematopoietic stem cell transplantation (e.g. bone marrow transplantation) has become a preferred therapeutic approach for treating blood cell cancer, most patients do not have a matched family donor. Although matched unrelated donors and cord blood can each provide an option for such patients, haploidentical stem cell transplants (sourced from partially mismatched family members) are rapidly gaining favor as a treatment of choice. This is still a risky and difficult procedure primarily because of potential conflicts between host (recipient) and donor immune systems and also due to viral infections that often follow even successful HSCT while the compromised new immune system works to reconstitute itself by using the transplanted stem cells. Today, rejection is partially overcome using aggressive immune suppression treatments that leave the patient exposed to many dangers by compromising their immune system.

The unique advantage of Cell Source technology lies in the ability to induce sustained tolerance of transplanted cells (or organs) by the recipient’s immune system in a setting that requires only mild immune suppression, while avoiding the most common post-transplant complications. The scientific term for the result of successfully inducing such tolerance in a transplantation setting is chimerism, where the recipient’s immune system tolerates the co-existence of the (genetically different) donor type and host type cells. Attaining sustained chimerism is an important prerequisite to achieving the intrinsic GvL (graft versus leukemia) effect of HSCT and supporting the reconstitution of normal hematopoiesis (generation of blood cells, including those that protect healthy patients from cancer) in blood cancer patients. Preclinical data and initial clinical data show that Cell Source’s Veto Cell technology can provide superior results in allogeneic (donor-derived) HSCT by allowing for haploidentical stem cell transplants under a mild conditioning regimen, while avoiding the most common post-transplant complications. Combining this with CAR (Chimeric Antigen Receptor) T cell therapy as a unified VETO CAR-T treatment, we will be able to treat patients in relapse as well as those in remission and use the cancer killing power of CAR-T to protect the patient while their immune system fully reconstitutes, thus providing an end-to-end solution for blood cancer treatment by potentially delivering a fundamentally safer and more effective allogeneic HSCT: prevention of relapse; avoidance GvHD; prevention of viral infections; and enhanced persistence of GvL effect. This means that the majority of patients will be able to find a donor, and will have access to a potentially safer procedure with higher long term survival rates than what either donor-derived HSCT or autologous CAR-T each on their own currently provide.

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

Recent Developments

Preclinical Results and Clinical Results

After two years of intensive collaboration with Professor Zelig Eshhar, the inventor of CAR-T cell therapy, data confirmed that Veto Cells can markedly extend persistence of genetically modified T cells from the same donor and that genetically modified Veto Cells can effectively inhibit tumors expressing an antigen recognized by the transgenic T cell receptor. Furthermore, human Veto Cells transfected with CAR exhibit anti-tumor activity in-vitro without losing their veto activity. These preclinical results form the basis of our current development of a clinical protocol for allogeneic VETO CAR-T HSCT combined therapy for blood cancer treatment. Cell Source plans to submit this protocol for approval in 2022. The Phase 1/2 clinical trial at the University of Texas MD Anderson Cancer Center, using Cell Source’s Anti-viral Veto Cells, has successfully completed the first treatment cohort, with 3 patients each receiving a haploidentical HSCT under reduced intensity conditioning with Veto Cells. This first in human dose optimization trial has thus far shown that the initial dose is in fact the optimal dose, as all three patients had successful stem cell engraftment after 42 days, in the absence of GvHD. Cell Source is now continuing the trial as it proceeds with the subsequent cohorts of patients, using the same dose level.

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

Designation of Series C Convertible Preferred Stock

On July 26, 2021, the Company’s Board of Directors approved the designation of 500,000 shares of the 10,000,000 authorized shares of preferred stock as Series C Convertible Preferred Stock, par value $0.001 per share. On July 26, 2021, the Company filed the Certificate of Designation with the State of Nevada related to the Series C Preferred Stock. The Series C Preferred stock has a stated value of $7.50 per share.

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

Mandatory Conversion. On the earlier of (i) July 26, 2025 or (ii) any of the Company’s treatment candidates receiving approval from the U.S. or European agencies, all of the outstanding shares of Series C Preferred Stock will automatically convert to common stock.

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

Condensed Consolidated Results of Operations

Three Months Ended September 30, 2021 Compared with the Three Months Ended September 30, 2020

Research and Development

Research and development expense was $459,273 and $257,546 for the three months ended September 30, 2021 and 2020, respectively, an increase of $201,727, or 78%. The increase was primarily attributable to a clinical trial milestone reached during the third quarter of 2021 which resulted in additional expense recognized related to our agreement with MD Anderson.

General and Administrative

General and administrative expense, which is associated with external consulting and professional fees, payroll and stock-based compensation expenses, was $856,059 and $908,099 for the three months ended September 30, 2021 and 2020, respectively, a decrease of $52,040, or 6%. Such decrease was primarily attributable to decreased professional fees during the 2021 period.

Interest Expense

Interest expense for the three months ended September 30, 2021 and 2020 was $214,431 and $126,867, respectively, an increase of $87,564, or 69%. The increase was primarily a result of increases in convertible notes payable outstanding during the 2021 period as well as the fair value of warrants issued as interest.

Amortization of Debt Discount

Amortization of debt discount was $269,805 and $146,109 for the three months ended September 30, 2021 and 2020, respectively, an increase of $123,696, or 85%. The increase is primarily associated with increased levels of warrants and common stock issued as debt discounts in connection with convertible notes payable in the 2021 period.

Loss on Exchange of Accrued Interest for Common Stock

During the three months ended September 30, 2021 and 2020, we recognized $0 and $132,502 of loss on extinguishment of notes payable which represents the excess carrying value of the $199,151 of accrued interest as compared to the issuance date fair value of the common stock of $66,649.

Loss on Extinguishment of Notes Payable

During the three months ended September 30, 2021 and 2020, we recognized $0 and $1,511 of loss on extinguishment of notes payable in connection with the extension and repayment of notes payable.

Nine Months Ended September 30, 2021 Compared with the Nine Months Ended September 30, 2020

Research and Development

Research and development expense was $1,098,063 and $786,684 for the nine months ended September 30, 2021 and 2020, respectively, an increase of $311,379, or 40%. The increase was primarily attributable to a clinical trial milestone reached during the second and third quarters of 2021 which resulted in additional expense recognized related to our agreement with MD Anderson as well as an increase in the budget for sponsored research there.

General and Administrative

General and administrative expense, which is associated with external consulting and professional fees, payroll and stock-based compensation expenses, was $2,333,724 and $2,015,624 for the nine months ended September 30, 2021 and 2020, respectively, an increase of $318,100, or 16%. The increase was primarily related to additional expenses recognized in the 2021 period as follows: approximately $97,000 of accounting fees, approximately $396,000 of legal and consulting fees, approximately $82,000 of insurance expenses, partially offset by a decrease of approximately $262,000 in stock based compensation.

Interest Expense

Interest expense for the nine months ended September 30, 2021 and 2020 was $658,163 and $308,395, respectively, an increase of $349,768, or 113%. The increase was primarily a result of increases in convertible notes payable outstanding during the 2021 period as well as the fair value of warrants issued as interest.

Amortization of Debt Discount

Amortization of debt discount was $547,737 and $190,639 for the nine months ended September 30, 2021 and 2020, respectively, an increase of $357,098, or 187%. The increase is primarily associated with increased levels of warrants and common stock issued as debt discounts in connection with convertible notes payable in the 2021 period.

Gain on Forgiveness of Accrued Interest

During the nine months ended September 30, 2021, we recognized a gain on forgiveness of accrued interest of $49,983 in connection with the repayment of certain notes payable.

Gain on Exchange of Accrued Interest for Common Stock

During the nine months ended September 30, 2020, we recognized a $132,502 gain on exchange of accrued interest for common stock which represents the excess carrying value of the $199,151 of accrued interest as compared to the issuance date fair value of the common stock of $66,649.

Change in Fair Value of Derivative Liabilities

The change in fair value of derivative liabilities for the nine months ended September 30, 2020 was a gain of $16,977 due to the reduction in fair value of warrants and conversion options as a result of drawing closer to their expiration dates.

Loss on Extinguishment of Notes Payable

During the nine months ended September 30, 2021 and 2020, we recognized $49,718 and $134,202 of loss on extinguishment of notes payable in connection with the extension and repayment of notes payable.

Liquidity and Going Concern

We measure our liquidity in a number of ways, including the following:

	September 30, 2021	December 31, 2020

Cash	$599,454	$241,619
Restricted cash	$-	$3,500
Working capital deficiency	$(10,187,899)	$(7,950,882)

During the nine months ended September 30, 2021, we had not generated any revenues, had a net loss of approximately $4,637,000 and had used cash in operations of approximately $2,919,000. As of September 30, 2021, we had a working capital deficiency of approximately $10,188,000 and an accumulated deficit of approximately $30,343,000. These conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date these financial statements are issued.

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

During the nine months ended September 30, 2021 and 2020, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the nine months ended September 30, 2021 and 2020 in the amounts of approximately $2,919,000 and $2,018,000, respectively. The net cash used in operating activities for the nine months ended September 30, 2021 was primarily due to cash used to fund a net loss of approximately $4,637,000, adjusted for net non-cash expenses in the aggregate amount of approximately $1,258,000, partially offset by $460,000 of net cash provided by changes in the levels of operating assets and liabilities. The net cash used in operating activities for the nine months ended September 30, 2020 was primarily due to cash used to fund a net loss of approximately $3,286,000, adjusted for net non-cash expenses in the aggregate amount of approximately $923,000, partially offset by $345,000 of net cash provided by changes in the levels of operating assets and liabilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021 and 2020 was approximately $3,274,000 and $2,045,000, respectively. The net cash provided by financing activities during the nine months ended September 30, 2021 was attributable to $3,797,820 of proceeds from the issuance of convertible notes payable, offset by the repayments of notes payable, convertible notes payable, and the insurance financing liability in the amount of $524,007. The net cash provided by financing activities during the nine months ended September 30, 2020 was attributable to $1,572,500 of proceeds from the issuance of convertible notes payable, $728,347 of proceeds from the issuance of Series A preferred stock, $100,000 of proceeds from the issuance of notes payable and $100,000 of proceeds from advances payable, offset by the repayment of a note payable in the amount of $200,000, $110,000 of repayments of advances payable and a $146,000 repayment of a convertible note payable.

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

Because the Company’s common stock historically was not actively traded on a public market, the fair value of the Company’s restricted equity instruments is estimated by management based on observations of the sales prices of both restricted and freely tradable common stock, or instruments convertible into common stock. The Company obtained a third-party valuation of its common stock as of December 31, 2020, which was considered in management’s estimation of fair value during the nine months ended September 30, 2021. The third-party valuation was performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The estimates used by management are considered highly complex and subjective. The Company anticipates that once its shares become more actively traded, the use of such estimates will no longer be necessary to determine the fair value of its common stock.

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

In connection with the preparation of this Quarterly Report, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Except as described below, we are not involved in any pending legal proceeding or litigations and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

In January 2019, the holder of a promissory note in the principal amount of $250,000 due on March 16, 2016 instituted a collection action in the Supreme Court of the State of New York, County of New York. On June 12, 2019, the plaintiff served a motion for summary judgment through the Secretary of State which was heard on July 12, 2019 and granted. The Company contends that it was not given sufficient notice under the applicable statute and did not have an opportunity to oppose the motion. Judgment was entered in October 2019 in the amount of $267,680. The Company brought a motion to vacate based on the jurisdictional defect of the motion in not providing the required amount of time, but that motion was denied in February 2021 without properly addressing the jurisdictional issues raised by the Company. The Company has appealed the denial and then filed a motion to Renew and Reargue the motion to vacate based on the Court's failure to address critical issues. That motion was also denied on April 15, 2021 without addressing the Company's arguments. The Company has appealed the second denial as well and is pursuing both appeals in a consolidated manner so as to resolve all issues together. While the Company's motions were pending, the plaintiff has commenced steps to collect judgment. During the nine months ended September 30, 2021, $103,088 was released to an officer of the court and has been accounted for as partial note repayment, such that, as of September 30, 2021, there was $146,912 outstanding under the note. During the nine months ended September 30, 2021, on behalf of the Company, a third party deposited the full amount of the unpaid judgment with the court, which created an automatic stay of enforcement of this matter and which will be used to resolve the underlying note in the event of an adverse outcome on appeal.

Item 1A. Risk Factors.

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on April 15, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In August 2021, we issued a five-year warrant to purchase a total of 800,000 shares of common stock at an exercise price of $1.25 per share to a lender in accordance with the terms of a convertible note. We relied upon the exemptions provided by Section 4(2) of the Securities Act in connection with this transaction.

From July 26, 2021 through November 2021, convertible notes in the aggregate principal amount of $1,769,472 automatically converted into 235,929 shares of our Series C Convertible Preferred Stock on the maturity dates of the convertible notes. In August 2021, a holder of the Series C Preferred Stock elected to convert 5,000 of such shares into 50,000 shares of common stock. We relied upon the exemption provided by Section 3(a)(9) of the Securities Act in connection with these transactions.

In July 2021, we issued an aggregate of 71,915 shares of our common stock to holders of convertible notes in lieu of cash interest upon the maturity of the notes. We relied upon the exception provided by Section 4(2) of the Securities Act in connection with this transaction.

In August 2021, we issued a five-year warrant to purchase 125,000 shares of common stock at an exercise price of $.75 per share to a consultant. We relied upon the exception provided by Section 4(2) of the Securities Act in connection with these transactions.

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

In October 2021, a holder of Series C Preferred Stock elected to convert 10,000 of such shares into 100,000 shares of common stock. We relied upon the exemption provided by Section 3(a)(9) of the Securities Act in connection with this transaction.

During the three months ended September 30, 2021, we issued 165,099 shares of common stock to consultants. We relied upon the exception provided by Section 4(2) of the Securities Act in connection with these transactions.

In November 2021, we issued 14,429 shares of Series C Preferred Stock and a five-year warrant to purchase 144,290 shares of common stock at an exercise price of $1.25 per share in connection with the conversion of a convertible note in the principal amount of $50,000. We relied upon the exemption provided by Section 3(a)(9) of the Securities Act in connection with this transaction.

Item 3. Defaults Upon Senior Securities.

As of September 30, 2021 and through the date of this filing, notes payable and convertible notes payable with face values totaling $2,012,162 and $5,762,162, respectively, were past due and are classified as current liabilities on the condensed consolidated balance sheet as of September 30, 2021. Such notes continue to accrue interest and all relevant penalties have been accrued as of September 30, 2021. Of such past due notes payable, a holder of a note with principal amount of $250,000 issued a notice of default. See Item 1 above for additional details. We are in negotiations with all holders to extend the maturity dates of such notes or to convert the principal and accrued interest into equity.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.39(b)*	Amendment No. 2 to Sponsored Research Agreement dated October 18, 2021 between The University of Texas M.D. Anderson Cancer Center and Cell Source Limited.
31*	Certification of principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CELL SOURCE, INC.

Dated: November 15, 2021	By:	/s/ Itamar Shimrat
	Name:	Itamar Shimrat
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

