Form 10-K
period 2021-12-31
Cell Source, Inc.
filed 2022-04-15
CIK 1569340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2021

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

As of June 30, 2021, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant was $45,701,873 based on the closing sale price as reported on the OTCQB Market.

As of April 11, 2022, there were 34,437,076 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - None.

CELL SOURCE, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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

Summary of Principal Risk Factors

Our business operations are subject to numerous risks, factors and uncertainties, including those outside our control that could cause our actual results to be harmed, including risks regarding the following:

Risks Related to our Business and Industry

●	We may not receive regulatory approvals for our product candidates or there may be a delay in obtaining such approvals.
●	Clinical trials for our product candidates are expensive and time consuming and their outcome is uncertain.
●	We may be required to suspend or discontinue clinical trials due to unexpected side effects or safety risks.
●	Delays in our clinical trials could delay our ability to obtain regulatory approval and our ability to commercialize our products.
●	The results of our clinical trial are uncertain and could substantially delay or prevent us from bringing products to market.
●	Pre-clinical studies and Phase 1 or 2 clinical trials of our product candidates may not predict the results of subsequent human trials.
●	Our clinical trials may fail to demonstrate evidence substantial evidence of the safety and efficacy of our product candidates.
●	We are subject to various government regulations, may become subject to increased government regulation and may fail to comply with regulatory requirements.
●	Regulatory approval of our product candidates may be withdrawn at any time.
●	Even if approved, our products may not gain market acceptance.
●	We do not own any patents and rely on the patents we license from Yeda Research and Development Company Limited.
●	Our success will depend in part on our ability to obtain and maintain patent protection for the patents we license.
●	Confidentiality agreements may not prevent unauthorized disclosure of trade secrets or proprietary information.
●	We are dependent on collaborative partners and service providers.
●	We will be unable to operate profitability if we are unable to keep up with rapid technological developments.
●	Our ability to sell products will depend to a large extent upon reimbursement from insurance companies.
●	We may expend our limited resources to pursue a particular product candidate or indications and fail to capitalize on more profitable products or indications.
●	Clinical trial data that we publish may change as more patient data becomes available.
●	We rely on key personnel.
●	We may be subject to foreign exchange fluctuations.
●	We may be subject to potential product and clinical trials liability and liabilities related to working with hazardous materials.
●	If we conduct clinical trials outside of the United States, the FDA may not accept data from such trials.
●	The outbreak of COVID-19 could adversely affect our pre-clinical studies and subsequent clinical trials.

Risks Related to Our Capital Resources and Impairments

●	We have a limited operating history and a history of operating losses and expect to incur significant additional losses.
●	We will need to secure additional financing.
●	There is substantial doubt about our ability to continue as a going concern.
●	We are an early stage company with an unproven business strategy.
●	We are in default of payment obligations under promissory notes.

ii

Risks Related to Our Common Stock

●	We may issue additional shares of preferred stock in the future.
●	There is not an active liquid trading market for our Common Stock.
●	We may not be able to attract the attention of brokerage firms because we became a public company by means of a reverse acquisition.
●	Voting power of our shareholders is highly concentrated in insiders.
●	We do not intend to pay dividends on our Common Stock for the foreseeable future.
●	Shareholders may be diluted by future issuances of Common Stock.
●	As an issuer of “penny stock”, protection provided by federal securities laws relating to forward looking statements does not apply to us.
●	Our ability to use net operating loss carryforwards may be limited.
●	Our issuance of Common Stock upon exercise of warrants or options may depress the price of our Common Stock.

Other General Risk Factors

●	Applicable regulatory requirements may make it difficult to retain or attract qualified directors and officers.
●	Our stock price could be adversely affected if we fail to maintain effective internal controls over financial reporting.
●	Failure to comply with the Sarbanes-Oxley Act of 2002 could harm our business and stock price.
●	Our stock price may decline or be volatile, regardless of our operating results.
●	Our quarterly operating results may fluctuate significantly or fall below expectations of investors or securities analysts.
●	As a result of reduced disclosure requirements applicable to a “smaller reporting company,” the information we provide to investors may be different than information provided by other public companies.
●	We could be subject to securities class action litigation.

iii

PART I

ITEM 1. BUSINESS.

Overview

Our Business

We are a cell therapy company focused on immunotherapy. Since our inception, we have been involved with the development of proprietary immune system management technology (“Cell Source technology”) licensed from Yeda Research & Development Company Limited (“Yeda”), the commercial arm of the Weizmann Institute of Science (“Weizmann Institute”) in Israel. The current focus of our Research and Development efforts is at the University of Texas MD Anderson Cancer Center (“MD Anderson”) in Houston, Texas.

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

The unique advantage of Cell Source technology lies in the ability to induce sustained tolerance of transplanted cells (or organs) by the recipient’s immune system in a setting that requires only mild immune suppression, while avoiding the most common transplant related complications. The scientific term for inducing such tolerance in a transplantation setting is chimerism, where the recipient’s immune system tolerates the co-existence of the (genetically different) donor type and host (recipient) type cells. Attaining sustained chimerism is an important prerequisite to achieving the intrinsic GvL (graft versus leukemia) effect of HSCT and supporting the reconstitution of normal hematopoiesis (generation of blood cells, including those that protect healthy patients from cancer) in blood cancer patients. Preclinical data, as well as initial clinical data show that Cell Source’s Veto Cell technology (currently in a trial in the US) can provide superior results in allogeneic (donor-derived) HSCT by allowing for haploidentical stem cell transplants under a mild conditioning regimen, while avoiding the most common post-transplant complications. Combining this with CAR (Chimeric Antigen Receptor) T cell therapy employing Veto Cells, as a VETO CAR-T treatment, we will be able to treat patients in relapse as well as those in remission and use the cancer killing power of CAR-T to protect the patient while their immune system fully reconstitutes, thus providing an end-to-end solution for blood cancer treatment by potentially delivering a fundamentally safer and more effective allogeneic HSCT: prevention of relapse; avoidance of graft versus host disease (GvHD); prevention of viral infections; and enhanced persistence of GvL effect. This means that the majority of patients will be able to find a donor, and will have access to a potentially safer procedure with higher long term survival rates than what either donor-derived HSCT or autologous CAR-T each on their own currently provide.

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

Corporate History

Cell Source, Inc. (the “Company”) is a Nevada corporation formed on June 6, 2012 under the name Ticket to See, Inc. (“TTSI”). Cell Source Ltd. (“Cell Source Israel”) was founded in 2011 in order to commercialize a suite of inventions that were the result of over ten (10) years of research at the Weizmann Institute. Pursuant to a Research and License Agreement by and between Cell Source Israel and Yeda, dated October 3, 2011, as amended in April, 2014, November, 2016, March, 2018, August 2019, December, 2019, November, 2020, and December, 2021 (the “Yeda License Agreement”), Yeda, the commercial arm of the Weizmann Institute, granted Cell Source Israel an exclusive, worldwide license to certain patents, discoveries, inventions, and other intellectual property generated (together with others) by Yair Reisner, Ph.D. (“Dr. Reisner”), former head of the Immunology Department at the Weizmann Institute.

Implications of being a Smaller Reporting Company

As a company with less than $100 million in revenue during our last fiscal year and a public float of less than $250 million, we qualify as a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. A “smaller reporting company” may take advantage of reduced reporting requirements and disclosure obligations that are otherwise applicable to public companies. These provisions include, but are not limited to:

●	being permitted to present only two years of audited financial statements and only two years of related Management’s Discussion & Analysis of Financial Condition and Results of Operations in this report on Form 10-K;
●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act; and
●	reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements.

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

Hematological Malignancies

Hematological malignancies (blood cancers) comprise a variety of lymphomas and leukemias. A very important treatment protocol for these malignancies involves the use of HSCT. To the best of our knowledge, over 1,500,000 HSCT have been performed worldwide with the annual number of procedures approaching 100,000 (table below). Our technology has immediate relevance for, at a minimum, the roughly 40,000 worldwide stem cell transplants that are allogeneic (using cells taken from another individual, not the patient). According to the Center for International Blood and Marrow Transplant Research (“CIMBTR”), there were 8,326 allogeneic stem cell transplants in the US in 2020.

HSCT 1957 - 2016
Figure 1
allogeneic
autologous
total HSCT
1.500.000,00
1.200.000,00
900.000,00
600.000,00
300.000,00
0,00
HSCT (n)
1957 1960 1963 1968 1971 1974 1977 1980 1983 1986 1989 1992 1995 1998 2001 2004 2007 2010 2013 2016 2019
Figure 2
100.000,00
90.000,00
80.000,00
70.000,00
60.000,00
50.000,00
40.000,00
30.000,00
20.000,00
10.000,00
0,00
EUR
AMR/PAH
SEAR/WPR
EMR/AFR
TOTAL
1957 1960 1963 1968 1971 1974 1977 1980 1983 1986 1989 1992 1995 1998 2001 2004 2007 2010 2013 2016
Figure 3
25000
20000
15000
10000
5000
0
years
06 07 08 09 10 11 12 13 14
Plasma Cell Disorder
Lymphoma
Solid tumors
Figure 4
10000
8000
6000
4000
2000
0
06 07 08 09 10 11 12 13 14 15
AML 1st CR
AML non 1st CR
ALL 1st CR
ALL non 1st CR
MDS
MPN

Source: American Society of Hematology

HSCT often has a curative effect when successful. However, it is very risky. HSCT typically involves destroying the patient’s native immune system with radiation or chemotherapy (myeloablation) before the transplantation, and then suppressing immune response (immunosuppression) with drugs to manage the conflicts between host and donor cells. The majority of patients are unable to find a matched family donor. Over 50% of all adult haploidentical transplant patients in the US suffering from AML (the most common indication for allogeneic HSCT) die within three years of transplantation. Among adult patients receiving haploidentical HSCT, of those who die in the first 100 days post-transplant, 35% die from either infections (associated with a compromised immune system), graft rejection or GvHD (Graft versus Host Disease).

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

CAR T-cell therapy has been approved by the U.S. Food and Drug Administration as standard therapy for some patients with lymphoma (drug names Yescarta, Kymriah, Tecartus and Breyanzi), leukemia (drug name Kymriah) and multiple myeloma (drug names Abecma and Carvykti).

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

Initial Malignancy Indications (note estimates for North America and EU only)	Incidence (Annual New Cases)	Annual HSCT
Lymphoma	225,241	22,505
Leukemia	156,898	26,423
Multiple Myeloma	83,868	38424

Total	466,007	87,352

Source: National Cancer Institute, World Health Organization, Leukemia & Lymphoma Society, Lymphoma

Coalition Europe, EMBT, HRSA, CIMBTR

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

It is also important to note that incidence of these diseases is increasing. The global market for blood cancer therapeutics was estimated at $41 billion in 2020 and is projected to increase in size to over $90 billion by 2028 according to Polaris Market Research Blood Cancer Drugs Market Share, Size, Trends, Industry Analysis Report June. The aging of the US population and the increased incidence of hematologic malignancies are expected to significantly increase the number of older patients who receive allogeneic HSCT.

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

The target non-malignant diseases are widespread. The Company’s first non-malignant disorder target is expected to be is support of organ transplantations (kidney, liver, etc.). Approximately 100,000 kidney and 35,000 liver transplants are conducted worldwide each year. As with bone marrow transplantations, organ transplantations require substantial and ongoing immunosuppression to prevent rejection. This ongoing treatment is dangerous, quality-of-life and life expectancy reducing, and costly. The Company’s Veto Cell technology can potentially be used to selectively reduce immune response to the transplanted organ, thus broadening the donor pool and reducing or possibly eliminating the need for daily, life-long immunosuppression post transplantation.

A second target within non-malignant disorders are blood diseases such as sickle cell disease, aplastic anemia, beta thalassemia and scleroderma. Sickle cell anemia, for example, can be effectively treated by HSCT. However, because of HSCT’s riskiness, the procedure is currently used only in extreme cases. If successful in enabling safer HSCT, the Company can make this treatment available to a broader set of sickle cell anemia sufferers. Preclinical data have also shown the potential effectiveness of Veto Cells in preventing the development of Type 1 Diabetes.

Market Access and Channels

The market for stem cell transplantation is relatively concentrated. There are over 1,700 transplantation centers worldwide, of which some 700 are in North America and Western Europe.

A relatively small subset of these (often termed “Centers of Excellence”) tends to set the practice standards for the entire transplantation community. Therefore, as discussed in the “Strategy” section, the Company plans to focus its initial penetration strategy on a relatively small group of influential centers. There are over 150 centers in the US today that provide CAR-T cell therapy treatments.

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

Sector Focus

We are in the overall arena of immunotherapy. The cancer immunotherapy market was estimated at approximately $85 billion for 2021 and projected to grow to over $277 billion by 2030, according to Precedence Research.

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

Our technology, which in preclinical studies, as well as in a first-in-human proof of concept, has shown the ability to enable tolerance of donor cells without affecting other immune processes, is fundamentally enabling. We expect it to significantly increase the safety, reduce the overall treatment cost, and therefore broaden the scope of indications for such procedures.

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

We are currently conducting a human clinical trial for approval for the Veto Cell based treatments in the United States. We have had positive preclinical results for three of our cell therapy treatments. Yeda, the proprietary owners of the patents underlying our technologies from whom we license our patents, has been granted patents for its original Veto Cell. The revised versions of the Veto Cell are the subject of patent applications which have been granted in some jurisdictions and are pending in others. These newer patent applications both leverage the priority of the already granted patents and extend the protection period for more advanced versions. We are currently engaged in our first human clinical trial. If such trials are successful, they will demonstrate both safety (the patients survived and were not harmed) and initial indications of efficacy (there are signs of successful engraftment under a mild conditioning regimen, with a reduction in GvHD, and in the case of cancer patients prolonging the progression free period).

Science and Technology Overview

The patent portfolio that we license from Yeda includes a variety of cell therapy applications. The portfolio includes both granted and pending patents. The total relevant patent portfolio consists of 15 patent “families” (i.e. grouping of similar patent applications in different territorial jurisdictions) which currently include: 56 granted patents; 5 allowed/accepted patents; and a further 43 pending patents. The key terms of the agreement pursuant to which we license all of Yeda’s patents related to our technology is set forth in the section entitled “Intellectual Property” herein. The license period (per product, per country) is for the full life of the patents and expires at the later of the patent expiration date in that country or 15 years after the date that the FDA or local equivalent regulatory authority in each country approves that particular product for sale in that country. Provided that Cell Source either sponsors research or pays either a nominal license fee of $50,000 per year (total for use of all the products), or pays royalties on product sales on at least one product as per the license agreement, the license will remain in effect continuously and expire only with the expiration of the patent or 15 years after regulatory approval (later of the two) per product per country as described above.

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

Cell Source is currently sponsoring ongoing research by Professor Reisner and his team, many of whom have also relocated from the Weizmann Institute to MD Anderson, for developing existing and new applications for Veto Cell technology and plans to license any new intellectual property developed there on an exclusive basis, as it does from Yeda. MD Anderson is the largest HSCT center in the United States, performing over 850 transplantations per year. MD Anderson is currently conducting a human clinical trial sponsored by Cell Source for its Anti-Viral Veto Cell. Professor Richard Champlin (who Chairs their Department of Stem Cell Transplantation and Cellular Therapy and is a longtime associate and collaborator of Professor Reisner) serves as Principal Investigator for this trial.

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

Our licensed technology portfolio consists of 15 patent families, 56 granted patents, 5 allowed/accepted patents and a further 43 pending patents. The following table lists the patents and patent applications that Yeda holds and which we have a license to use in each of the below-referenced countries:

Anti Third Party Central Memory T Cells, Methods of Producing Same and Use of Same in Transplantation and Disease Treatment
Country	Patent Number	Filed	Expires	Status	Assignee
USA	9,738,872	29-Oct-2009	29-Oct-2029	Granted	Yeda Research and Development Co. Ltd.
Europe	2365823	29-Oct-2009	29-Oct-2029	Granted	Yeda Research and Development Co. Ltd.
China	ZL200980153053.4	29-Oct-2009	29-Oct-2029	Granted	Yeda Research and Development Co. Ltd.
Israel	212587	29-Oct-2009	29-Oct-2029	Granted	Yeda Research and Development Co. Ltd.
India	285832	29-Oct-2009	29-Oct-2029	Granted	Yeda Research and Development Co. Ltd.
Russian Federation	2506311	29-Oct-2009	29-Oct-2029	Granted	Yeda Research and Development Co. Ltd.

Use of Anti Third Party Central Memory T Cells for Anti-Leukemia/Lymphoma Treatment
Country	Patent Number	Filed	Expires	Status	Assignee
USA	9,421,228	08-Sep-2011	08-Sep-2031	Granted	Yeda Research and Development Co. Ltd.
USA (Continuation)	2016-0354410-A1	08-Sep-2011	08-Sep-2031	Pending	Yeda Research and Development Co. Ltd.
Europe	2613801	08-Sep-2011	08-Sep-2031	Granted	Yeda Research and Development Co. Ltd.
Canada	2,810,632	08-Sep-2011	08-Sep-2031	Granted	Yeda Research and Development Co. Ltd.
China	ZL201180053858.9	08-Sep-2011	08-Sep-2031	Granted	Yeda Research and Development Co. Ltd.
Israel	225102	08-Sep-2011	08-Sep-2031	Granted	Yeda Research and Development Co. Ltd.
Japan	5,977,238	08-Sep-2011	08-Sep-2031	Granted	Yeda Research and Development Co. Ltd.
Hong Kong	HK1187528	08-Sep-2011	08-Sep-2031	Granted	Yeda Research and Development Co. Ltd.
Republic of Korea	10-1788826	08-Sep-2011	08-Sep-2031	Granted	Yeda Research and Development Co. Ltd.
Singapore	188473	08-Sep-2011	08-Sep-2031	Granted	Yeda Research and Development Co. Ltd.
Mexico	357746	08-Sep-2011	08-Sep-2031	Granted	Yeda Research and Development Co. Ltd.

Anti Third Party Central Memory T Cells, Methods of Producing Same and Use of Same in Transplantation and Disease Treatment
Country	Patent Number	Filed	Expires	Status	Assignee
USA (Divisional)	2018-0193384-A1	06-Sep-2012	06-Sep-2032	Allowed	Yeda Research and Development Co. Ltd.
Europe	2753351	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.
Canada	2,848,121	06-Sep-2012	06-Sep-2032	Allowed	Yeda Research and Development Co. Ltd.
China	ZL201280054739.X	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.
Israel	231397	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.
Australia	2012305931	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.
New Zealand	622749	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.
Japan	6,196,620	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.
Hong Kong	HK1200099	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.
Republic of Korea	10-2073901	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.
Singapore	11201400513P	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.
Brazil	BR 11 2014 005355 3	06-Sep-2012	06-Sep-2032	Allowed	Yeda Research and Development Co. Ltd.
Mexico	351226	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.
South Africa	2014/01993	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.
India	375463	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.
Russian Federation	2636503	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.

Use of Anti Third Party Central Memory T Cells
Country	Patent Number	Filed	Expires	Status	Assignee
Europe	3322424	14-Jul-2016	16-Jul-2036	Pending	Yeda Research and Development Co. Ltd.
China	CN 108025026 A	14-Jul-2016	16-Jul-2036	Pending	Yeda Research and Development Co. Ltd.

Methods Of Transplantation And Disease Treatment
Country	Patent Number	Filed	Expires	Status	Assignee
USA	10,933,124	14-Jul-2016	14-JuL-2036	Granted	Yeda Research and Development Co. Ltd.

Genetically Modified Anti-Third Party Central Memory T Cells and Use of Same in Immunotherapy
Country	Patent Number	Filed	Expires	Status	Assignee
USA	11,179,448	14-July-2016	16-Jul-2036	Granted	Yeda Research and Development Co. Ltd.
USA (Continuation)	17/531,897	14-July-2016	16-Jul-2036	Pending	Yeda Research and Development Co. Ltd.
Europe	3322425	14-July-2016	16-Jul-2036	Pending	Yeda Research and Development Co. Ltd.
Canada	2,991,690	14-July-2016	16-Jul-2036	Pending	Yeda Research and Development Co. Ltd.
China	CN 108135938 A	14-July-2016	16-Jul-2036	Pending	Yeda Research and Development Co. Ltd.
China (Divisional)	62/193,229	14-July-2016	16-Jul-2036	Pending	Yeda Research and Development Co. Ltd.
Israel	256916	14-July-2016	16-Jul-2036	Pending	Yeda Research and Development Co. Ltd.
Australia	2016291825	14-July-2016	16-Jul-2036	Pending	Yeda Research and Development Co. Ltd.
Japan	2018-501339	14-July-2016	16-Jul-2036	Allowed	Yeda Research and Development Co. Ltd.
Hong Kong	1255063A	14-July-2016	16-Jul-2036	Pending	Yeda Research and Development Co. Ltd.

Veto Cells Generated from Memory T-Cells
Country	Patent Number	Filed	Expires	Status	Assignee
USA	10,961,504	27-Jun-2017	27-Jun-2037	Granted	Yeda Research and Development Co. Ltd.
USA (Continuation)	2021-0214687-A1	27-Jun-2017	27-Jun-2037	Pending	Yeda Research and Development Co. Ltd.
Europe	3475414	27-Jun-2017	27-Jun-2037	Pending	Yeda Research and Development Co. Ltd.
Canada	3,029,001	27-Jun-2017	27-Jun-2037	Pending	Yeda Research and Development Co. Ltd.
China	CN 109661463 A	27-Jun-2017	27-Jun-2037	Pending	Yeda Research and Development Co. Ltd.
Israel	263924	27-Jun-2017	27-Jun-2037	Pending	Yeda Research and Development Co. Ltd.
Australia	2017289879	27-Jun-2017	27-Jun-2037	Pending	Yeda Research and Development Co. Ltd.
Japan	2018-567129	27-Jun-2017	27-Jun-2037	Pending	Yeda Research and Development Co. Ltd.
Hong Kong	40007502A	27-Jun-2017	27-Jun-2037	Pending	Yeda Research and Development Co. Ltd.
Singapore	11201811563R	27-Jun-2017	27-Jun-2037	Granted	Yeda Research and Development Co. Ltd.
Republic of Korea	10-2019-7002824	27-Jun-2017	27-Jun-2037	Pending	Yeda Research and Development Co. Ltd.
Mexico	MX/a/2019/000022	27-Jun-2017	27-Jun-2037	Pending	Yeda Research and Development Co. Ltd.
India	201927002672	27-Jun-2017	27-Jun-2037	Pending	Yeda Research and Development Co. Ltd.
Russian Federation	2019101826	27-Jun-2017	27-Jun-2037	Pending	Yeda Research and Development Co. Ltd.

Methods of Transplantation and Disease Treatment
Country	Patent Number	Filed	Expires	Status	Assignee
USA	10,751,368	18-Jan-2018	18-Jan-2038	Granted	Yeda Research and Development Co. Ltd.

Genetically Modified Veto Cells and Use of Same in Immunotherapy
Country	Patent Number	Filed	Expires	Status	Assignee
USA	2019-0338247-A1	18-Jan-2018	18-Jan-2038	Pending	Yeda Research and Development Co. Ltd.
Europe	3571295	18-Jan-2018	18-Jan-2038	Pending	Yeda Research and Development Co. Ltd.
China	CN 110392736 A	18-Jan-2018	18-Jan-2038	Pending	Yeda Research and Development Co. Ltd.
Israel	268126	18-Jan-2018	18-Jan-2038	Pending	Yeda Research and Development Co. Ltd.

Anti-Viral Central Memory CD8+ Veto Cells in Haploidentical Stem Cell Transplantation
Country	Patent Number	Filed	Expires	Status	Assignee
Canada NP	3,149,379	06-Aug-2020	06-Aug-2040	Pending	Yeda Research and Development Co. Ltd.
Japan	2022-506965	06-Aug-2020	06-Aug-2040	Pending	Yeda Research and Development Co. Ltd.
Brazil	62/883,164	06-Aug-2020	06-Aug-2040	Pending	Yeda Research and Development Co. Ltd.
Israel	290337	06-Aug-2020	06-Aug-2040	Pending	Yeda Research and Development Co. Ltd.
Mexico	62/883,164	06-Aug-2020	06-Aug-2040	Pending	Yeda Research and Development Co. Ltd.
USA	17/633,294	06-Aug-2020	06-Aug-2040	Pending	Yeda Research and Development Co. Ltd.
Australia	62/883,164	06-Aug-2020	06-Aug-2040	Pending	Yeda Research and Development Co. Ltd.
India	202227011269	06-Aug-2020	06-Aug-2040	Pending	Yeda Research and Development Co. Ltd.
Europe	20850208.8	06-Aug-2020	06-Aug-2040	Pending	Yeda Research and Development Co. Ltd.
China	62/883,164	06-Aug-2020	06-Aug-2040	Pending	Yeda Research and Development Co. Ltd.
Russian Federation	2022105687	06-Aug-2020	06-Aug-2040	Pending	Yeda Research and Development Co. Ltd.

Veto CAR-T Cells
Country	Patent Number	Filed	Expires	Status	Assignee
PCT	WO2022/034593	11-Aug-2020	11-Aug-2021	Pending	Yeda Research and Development Co. Ltd.

Use of Veto Cells for the Treatment of Sickle Cell Disease
Country	Patent Number	Filed	Expires	Status	Assignee
PCT	WO2021/090320	05-Nov-2020	05-Nov-2040	Pending	Yeda Research and Development Co. Ltd.

Use of Veto Cells in Treatment of T Cell Mediated Autoimmune Diseases
Country	Patent Number	Filed	Expires	Status	Assignee
PCT	WO2021/090321	05-Nov-2020	05-Nov-2040	Pending	Yeda Research and Development Co. Ltd.

A Combination Therapy for a Stable and Long Term Engraftment
Country	Patent Number	Filed	Expires	Status	Assignee
USA	10,369,172	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
USA (Continuation)	2019-0328793-A1	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.
Europe	2793914	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
Israel	233303	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
Australia	2012355990	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
New Zealand	627272	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
Hong Kong	HK1202810	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
Republic of Korea	2109643	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
Singapore (Divisional)	10201801905W	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
Mexico	370404	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
Russian Federation	2657758	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.

A Combination Therapy for a Stable and Long Term Engraftment Using Specific Protocols for T/B Cell Depletion
Country	Patent Number	Filed	Expires	Status	Assignee
USA	10,434,121	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
USA (Continuation)	2019-0358269-A1	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.
Europe	2797421	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
Canada	2,859,952	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.
Israel	233302	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
Australia	2012355989	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
Australia (Divisional)	2016259415	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
New Zealand	627549	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
Japan	6,313,219	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
Hong Kong	1202775	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
Singapore	11201403456U	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
Brazil	BR 11 2014 015959 9	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.
Mexico	372502	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
South Africa	2014/05298	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
Russian Federation	2648354	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.

Veto Cell Technology Platform

Background

Our Veto Cell technology is a next generation immunotherapy technology that enables the selective attenuation of the immune system. In other words, pre-clinical studies as well as initial human clinical trial results suggest that the treatment has the ability to reduce the immune response to selective “threats,” with low risk for adverse side effects.

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

The technology has achieved distinctive results in animal live trial models. See, e.g., Eran Ophir et al. Murine anti-third party central-memory CD8+ promote hematopoietic chimerism under mild conditioning: lymph-node sequestration and deletion of anti-donor T cells, BLOOD, Feb. 14, 2013, at 1220; Towards off-the-shelf genetically modified T cells: prolonging functional engraftment in Mice by CD8 veto T cells, Leukemia 32, 2018; 1038-1040. Veto cells for safer nonmyeloablative haploidentical HSCT and CAR T cell therapy Seminars in Hematology 56, 2019; 173-182. It has also demonstrated both safety and efficacy thus far in human clinical trials. If it continues to succeed in human clinical trials, we believe that it may have meaningful and potentially broad impact on the field of stem cell transplantation:

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

Yeda filed two patent applications that extend the usage of Veto Cell technology as a critical enabler for other cell therapy treatments. One patent application highlights, based on preclinical data, the ability of Veto Cells to accompany other cell therapy treatments and help them overcome rejection and avoid GvHD in an allogeneic treatment setting. The other patent application involves a genetically modified Veto Cell that can have sustained survival in the patient’s body while avoiding rejection and GvHD. These patents have both been granted in the United States Both of these, as well as a more recent patent application filed showing data which combines Veto Cells with CAR-T cells, highlight the potential to make CAR-T cells, which to date have been effective primarily in an autologous (patient’s own cells) setting, succeed in an allogeneic setting. What follows is a description of the significance of these two new patent applications:

-	Gene modified cell therapy is considered to be one of the most promising cancer treatment approaches in decades, with companies like Kite Pharma and JUNO Therapeutics having recently been acquired at multi-billion-dollar valuations after having successfully treated relatively small numbers of patients in clinical trials.

-	While gene modified treatments such as CAR-T have shown remarkable results in cancer treatment trials, their published successes to date have been mostly limited to “autologous” blood cell cancer treatments using the patient’s own cells. There are concerns that this type of “personalized” treatment may not have favorable economics on a large-scale basis.

-	The ideal, more lucrative commercial path for CAR-T and similar genetically engineered cell therapies is to become allogeneic or off the shelf product with drug-like distribution economics and to treat a broad spectrum of cancers including solid tumors. Allogene Therapeutics, an early-stage clinical company focused on allogeneic CAR-T, has attained a valuation of $6 billion, whereas Legend Biotech valuation reached $8 billion and Fate Therapeutics valuation attained the $10B level, underlining the importance of off-the-shelf CAR as a potential cancer treatment. Cell Source licenses Yeda’s patent applications for combining Veto Cells with genetically modified T cells and is currently exploring active collaboration with CAR-T cell providers to move Veto and CAR-T combined cell therapy towards the clinic.

-	In the case of blood cancer treatment, we believe that a VETO CAR-T combined treatment will provide sustained protection for patients in relapse as well as a fundamentally superior approach for those in remission

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

Furthermore, Yeda has filed a patent application, licensed to Cell Source, which was recently granted in the United States, as well as a new patent based on more advanced data, for an Anti-Viral Veto Cell. Below is an explanation of the potential for this application:

-	Other than primary disease (typically blood cell cancer) the leading causes of death in unrelated donor bone marrow transplants are rejection, GvHD, where the donor bone marrow rejects the host or recipient), and infections, which collectively are responsible for 35%-40% of deaths after haploidentical donor transplants within the first 100 days post-transplant.

-	It is well established that GvHD can be prevented by T cell depletion of the bone marrow transplant. However, this procedure is also associated with an increased rate of graft rejection. Preclinical studies and initial clinical results suggest that this problem can be overcome by adding Veto Cells to the bone marrow transplant, as well as allowing for a reduced intensity conditioning (RIC) regimen. However, viruses such as CMV and EBV remain a major threat to patients post-transplant.

-	Cell Source has developed a next generation Veto Cell that not only facilitates mismatched transplants but also protects the transplant recipient against these common viruses. During the initial period after a stem cell transplantation the patient’s body undergoes an immune system reconstitution period. While the “new” immune system is building up, the patient is particularly vulnerable to viral infections, which develop in over 90% of bone marrow transplant recipients during the first 100 days post transplantation. Veto cells can fend off CMV and similar viral infection until such time as the patient’s own immune system reconstitutes to the point that it can fight off the infection on its own.

-	Combining GvHD prevention by using T cell depleted transplants with anti-rejection action, under a mild conditioning regimen, as well as virus prevention, Veto Cell could potentially significantly increase survival rates post-transplant. Further adding the short-term cancer killing of CAR-T can combine to deliver even better long-term survival outcomes.

-	Based on preclinical data, Veto Cells can also be used to facilitate organ transplants (e.g. kidney transplant combined with a bone marrow transplant) with partially mismatched donors and either reduce or eliminate the need for lifelong daily anti-rejection treatment currently given to even fully matched donor organ recipients.

Mechanism

Our Veto Cell is a CD8 central memory anti-3rd party T-cell that has five critical properties:

1)	It has an outer surface coating that triggers attack by specific host T-cells (and only those specific T-cells).

2)	It can annihilate an attacking T-cell without itself being damaged (specifically, it exposes or releases a death-signaling molecule when an attacking T-cell binds to it).

3)	It has been oriented to attack cells of a simulated third party (i.e., neither host nor donor), or a set of viral peptides, and thus exhibits markedly reduced risk of GvHD or graft rejection.

4)	It is long-lived and endures in the body for extended periods.

5)	It migrates to the thymus and lymph nodes.

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

Target Indications

Our Veto Cell technology, an intravenously administered cell suspension, if successful, could initially be used in stem cell (e.g. bone marrow) transplantations and other treatments associated with malignant disorders (i.e., cancers). Veto Cell technology may also be applied to selected non-malignant conditions. The following sections provide a brief overview of the use of the Veto Cell technology in both of these scenarios.

i. Stem Cell Transplantation

In order to describe the effect of Veto Cells in transplantation, it is helpful to first briefly review the state of the art:

In a conventional stem cell transplant, the recipient first receives myeloablative conditioning - powerful chemotherapy and/or radiation therapy intended to destroy his/her own bone marrow cells. This has a threefold purpose:

1)	It destroys the host T-cells so they will not attack (reject) the donor bone marrow cells.

2)	It makes space in the host bone marrow for the new donor cells.

3)	It destroys diseased host blood cells so that they do not proliferate and cause relapse following the procedure.

In practice however, there are three major problems:

●	Host rejection - the myeloablative conditioning does not destroy all of the host T-cells. Those that remain may aggressively attack the donor bone marrow cells before they can engraft.

●	GvHD - the transplanted cells include donor T-cells which recognize the host’s body as foreign and attack it.

●	Infections are a common complication from HSCT and result in 26% of early patients deaths in haploidentical transplants of adult patients in the US.

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

However, when the transplantation treatment involves a large number of Veto Cells, this rejection mechanism is “ambushed.” Since the Veto Cells express the same donor markers as the stem cells, the host T-cell clones will attempt to bind to the donor-derived Veto Cells as noted above, which act as decoys by attracting and then counterattacking and killing the clones before they ever reach the stem cell transplantation. These same Veto Cells concurrently attack viruses such as CMV and EBV which are a common source of infections that threaten HSCT patients. Based on additional preclinical data, in June of 2016 Yeda filed a U.S. provisional patent application, which has since been granted, and in 2019 a further patent application based on additional data, also licensed by Cell Source, which show the ability of Veto Cells to be directed against these types of viruses that typically cause infections in bone marrow transplant patients. This additional functionality, when combined with attacking host anti-donor rejecting cells, may even further enhance survival rates for patients.

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

iv. Enabling Third Party Cell Therapies

Based on preclinical studies using genetically modified cells, in July of 2015 Yeda filed two U.S. provisional patent applications, both of which have since been granted in the United States, which are also licensed exclusively by Cell Source on a worldwide basis. These patent applications show the ability of Veto Cells to enhance the performance of cell therapy treatments involving genetically modified receptors. When combined with CAR-T or TCR cell therapy for example, these would potentially greatly enhance the ability of these treatments to be used in an allogeneic or “off the shelf” setting, and also increase their efficacy by avoiding both rejection and GvHD, thus increasing their persistence (survival in the patient’s body). A new patent, based on the Cell Source collaboration with Dr. Zelig Eshhar, the inventor of CAR-T technology, showing the effectiveness of Veto Cells combined with CAR-T cell therapy, was filed by Yeda, under license to Cell Source, in 2020.

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

Patent Status

Cell Source’s CD8 TcM (central memory T-cells) Veto Cell, are protected by granted patents in the US, Mexico, Europe, China, Japan, Hong Kong, Korea, Singapore, Israel, India and the Russian Federation as well as Canada, Australia, New Zealand and South Africa. More recent patent applications, including those for the Genetically Modified Veto Cell and the Anti-Viral Veto Cell have been granted in the US and are in the national phase in a broad set of jurisdictions.

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

3. Introduce approved

product to high profile

US HSCT centers

●2023 ●2025-2026 ●2027-2028

Veto Cell Organ Transplantation	Validate efficacy of Veto Cells in attaining engraftment and reducing need for ongoing post-transplant anti-rejection treatment for haploidentical kidney transplants	1. Finalize treatment protocol and commence Phase 1/2 study 2. Show sustained tolerance post- transplant without need for daily anti-rejection therapy	●2022-2023 ●2023-2024

Products and Services

Currently, we do not have any products, and there is no assurance that we will be able to develop any products.

The following products are currently planned:

1.	VETO CAR-T HSCT cell therapy for donor mismatched allogeneic stem cell transplantations for treatment of blood cancer.

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

The specific detailed next steps the company must take to get the treatments or products to market include the following:

In the case of the Megadose Drug Combination, the Hematology and Bone Marrow Transplantation Unit of the University of Parma in Italy on May 14, 2014 requested and on October 23, 2014 obtained approval from the Italian Medicine Association (the Italian equivalent of the U.S. FDA) to conduct human clinical trials using the “Megadose + Drug Combination.” While we are not mentioned in the application nor in the approval, we may indirectly benefit from the outcome of the trial, if successful, although we are not the sponsor of this trial. There are no written or verbal agreements between the hospital and Cell Source regarding the use of the technology. That said, Cell Source is aware and in favor of the hospital’s plans to use the technology and would of course find a positive initial outcome encouraging. Since the treatment is being done on compassionate grounds as a non-commercial clinical trial, there is no legal requirement for the hospital to obtain approval to use the treatment protocol. The hospital successfully treated the first cancer patient using the Megadose Drug Combination technology that Cell Source exclusively licenses from Yeda. The patient who was suffering from late-stage multiple myeloma, was released from hospital within a month of being treated and has since been cancer free for over seven years, with no GvHD, as initially reported in Blood Advances, vol. 1 no. 24 2166-2175 which was published online October 27, 2017.

While Cell Source was not a sponsor of the trial, the results provide a positive initial indication with respect to the technology. The patient received a bone marrow transplantation from a haploidentical or “mismatched” donor under a RIC regimen (i.e., a relatively low level of immune suppression treatment). There was successful initial engraftment of the transplantation in the absence of GvHD.

In November 2018, we executed a sponsored research agreement with MD Anderson, which was amended in December 2020 and in October 2021. The Company engaged MD Anderson to perform research services in the amount of approximately $1,500,000 from January 1, 2019 to December 31, 2021 (approximately $500,000 each year for three years). The agreement was amended in December 2020 in order to increase the research budget for the year ending December 31, 2021 from approximately $500,000 to $800,000. In October 2021, the agreement was amended to extend the agreement by one year to November 27, 2022 and define the budget during such one-year period to be approximately $1,300,000.

In February 2019, we executed a second agreement with MD Anderson for the production of Veto Cells and the conducting of a Phase 1/2 FDA trial for the Anti-Rejection, Anti-Viral Veto Cell. The treatment protocol was submitted to the FDA by MD Anderson in February of 2019. Cell Source has conducted Veto Cell production development in cooperation with the Medical Center at the Julius Maximilian University of Würzburg in Germany.

For the Anti-Viral Veto Cell product candidate, MD Anderson is currently conducting a Phase 1/2 human clinical trial, sponsored by Cell Source. The trial has successfully completed the first treatment cohort, with 3 patients each receiving a haploidentical HSCT under reduced intensity conditioning with Veto Cells. This first in human dose optimization trial has thus far shown that the initial dose is in fact the optimal dose, as all three patients had successful stem cell engraftment after 42 days, in the absence of GvHD. Cell Source is now continuing the trial as it proceeds with additional cohorts of patients, using the same dose level. Cell Source anticipates that the US Phase 1/2 trial, once augmented with CAR-T cancer killing capability in the anticipated VETO CAR-T cell HSTC combined therapy, will last through 2023 or 2024. This would be followed by completion of a Phase 2 trial and Phase 3 trial, which could each last another 2-3 years. While under a fast track FDA program such as RMAT initial marketing approval could potentially be attained after a Phase 2 registration study as early as in 2025 or 2026, full approval, if successful, may not be attained until 2027 or later. Cell Source has concluded an initial proof-of-concept collaboration with Professor Zelig Eshhar, the inventor of CAR-T cell therapy, with respect to combining CAR-T cell therapy with Veto Cells. This is expected to lead to the augmentation of the existing Veto Cell treatment protocol at MD Anderson to include VETO CAR-T cells in 2022 or 2023, which may lead to fast track approval by 2025 or 2026 but may last until 2027 or 2028.

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

The following table summarizes the development plan through 2026:

Competition

In the area of allogeneic HSCT and related GvHD and virus management, our competitors include: the so-called “Baltimore” protocol, which employs a T-cell replete approach under RIC; companies who which have been focused on reducing GvHD in a T-cell depleted setting, with high intensity conditioning (e.g. Bellicum); companies working to treat GvHD after it occurs (e.g. Abbvie, Incyte and Kadmon); and finally cell therapy companies developing anti-viral treatments (e.g. Atara, Allovir). In the area of CAR-T cell therapy, our competitors include allogeneic CAR-T companies (e.g. Allogene, Legend, Fate) and autologous CAR-T focused players (e.g. Novartis, Gilead (KITE), BMS/Celgene (JUNO)).

Haploidentical HSCT is gaining popularity in the US, outflanking UCB (umbilical cord blood) and growing more quickly than MUD (matched unrelated donor) based transplants. In the US, the majority of haploidentical HSCT are performed under RIC, mostly using T- cell replete transplants with post-transplant cyclophosphamide treatment. While this “Baltimore” RIC approach has gained popularity (mainly due to safety reasons) – as a T-cell replete approach it carries the risk of marked GvHD. Although some T-cell depleted approaches have shown reductions in GvHD, they face significant safety issues due to their aggressive use of immune suppression. Similarly, while currently approved CAR-T therapy for blood cancer has shown compelling short-term efficacy, the initial longer term data have shown a marked drop off in overall survival rates. Cell Source’s planned distinctive combination of a T-cell depleted HSCT with RIC, complemented by anti-viral activity and enhanced by CAR-T short-term cancer killing, aims to provide the “best of both worlds” with safer, more effective HSTC leading to a reconstituted immune system, supported by “bridging” CAR-T remission induction and relapse prevention during the immune reconstitution period.

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

We expect that our ability to compete effectively will depend upon our capacity to:

●	successfully complete adequate and well-controlled clinical trials that demonstrate statistically significant safety and efficacy and to obtain all requisite regulatory approvals in a timely and cost-effective manner;

●	effectively use patents and possibly exclusive partnership agreements with important third-party treatment providers and collaboration partners to maintain a stable competitive stance for our Technology;

●	attract and retain appropriate clinical and commercial personnel and service providers; and

●	establish adequate distribution relationships for our products.

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

Our strategy can be summarized as follows:

Strategy Element	Introductory period (years 1 -3 post FDA approval)	Years 4+

Market Segments	● Lymphoma and leukemia ● Multiple myeloma ● Kidney disease	● Same as before plus solid tumor cancer targets, liver failure, sickle cell anemia beta thalassemia, diabetes and other non-malignant hematological disorders;

Product Rollout	● VETO CAR-T (with or without HSCT) for B-cell malignancies ● Veto Cell Kidney transplants	● VETO CAR-T for solid tumors ● Veto Cell liver transplants ● Veto HSCT for non-malignant disorders

Customer/ Geographic Focus	● United States ● Western Europe ● China	● Major markets worldwide

Channels/Go to Market	● Direct relationships with leading transplantation centers ● Partnerships with global pharma players	● Out-licensing to, or outright acquisition by, global pharma players

Pricing	● Consistent with other cell therapy offerings currently associated with transplantations and immuno-oncology	● Potentially higher volume, lower cost for “off the shelf” offerings

Operations	● Three production centers: - US - Western Europe - Far East ● Initial capacity leased from or situated adjacent to major transplantation center.	● Regional production centers owned outright or JV with partners

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

Customer/Geographic Focus

Assuming positive clinical trials, we will initially focus our sales efforts of Veto Cell anti-rejection therapy on centers dealing with late-stage B-cell malignancies. High profile, high volume HSCT facilities can be targeted to market this treatment.

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

The chart below provides an overview of the current trials plan, which can of course vary based on both finalization of human protocols and timing or regulatory approvals:

Trial Plans

Trials are planned for the US and Europe. The current initial US trial plans to treat 24 patients. We plan to focus on haploidentical (donor mismatched) stem cell bone transplantation under reduced intensity conditioning (reduced levels of immune suppression treatment) for B-cell malignancies and possibly non-malignant indications (e.g. sickle cell disease). We are currently conducting preclinical trials for VETO CAR-T cell therapy. Once we complete a proof of concept, we plan to augment the current clinical trial protocol for blood cell cancer to include VETO CAR-T cells, and to develop an Off-the-shelf VETO CAR-T treatment, without a stem cell transplant, for patients in relapse. In the future, we plan to conduct clinical trials for solid tumor patients as well. Also, once we have shown safety and efficacy for Veto Cell based stem cell transplants, we plan to combine these with haploidentical kidney transplants in patient trials.

Regulatory Issues Overview

We are seeking regulatory approval from the U.S. FDA, the European Medicines Agency (“EMA”) in Europe and plan to approach similar agencies elsewhere for approvals to both produce and sell our products.

We commenced a 24 patient human clinical trials for Anti-Viral Veto Cells, our lead product candidate, in the US in late 2019.

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

The agreement with Yeda, as amended most recently on December 2, 2021, includes certain development milestones. If the Company fails to achieve any one of the milestones set forth in the Yeda License Agreement (as per the current amended version) which are listed below, then Yeda will be entitled to (i) modify the related license such that it will become non-exclusive or (ii) terminate the Yeda License Agreement upon thirty (30) days written notice:

a.	by January 1, 2025, to have commenced Phase 2 clinical trials with respect to a Product; provided that in the interim the company continues to substantively sponsor research and clinical trials;

b.	by January 1, 2028, to have either commenced Phase 3 clinical trials or to have received FDA or EMA marketing approval in a respect of a Product (“Marketing Approval”);

c.	within 12 (twelve) months from the date of Marketing Approval, to have made a First Commercial Sale of a Product; or

d.	in case commercial sale of any Product having commenced, there shall be a period of 12 (twelve) months or more during which no sales of any Product shall take place by the Company or its Sublicensees (except as a result of force majeure or other factors beyond the control of the Company).

Additionally, the Yeda License Agreement also provides that:

○	Title. All right, title and interest in and to the Licensed Information and the Patents (as those terms are defined in the Yeda License Agreement) and all right, title and interest in and to any drawings, plans, diagrams, specifications, other documents, models, or any other physical matter in any way containing, representing or embodying any of the foregoing, vest and shall vest in Yeda and subject to the license granted in the Yeda License Agreement.

○	Patents. Both Yeda and the Company shall consult with one another on the filing of patent applications for any portion of Licensed Information and/or corresponding to patent application existing at the time the Yeda License Agreement was executed. Yeda shall retain outside patent counsel that will be approved by Cell Source, to prepare, file and prosecute patent applications. All applications will be filed in Yeda’s name.

○	Patents; Patent Infringements. Where the Company determines that a third party is infringing one or more of the Patents or is sued, in prosecuting or defending such litigation, the Company must pay any expenses or costs or other liabilities incurred in connection with such litigation (including attorney’s fees, costs and other sums awarded to the counterparty in such action). The Company agreed to indemnify Yeda against any such expenses or costs or other liabilities.

○	License. With regard to the expiration of Patents, a Product is deemed to be covered by a Patent so long as such Product is protected by “Orphan Drug” status (or the like). The Company has an exclusive worldwide license under the Licensed Information and the Patents for the development, manufacture and sales of the Products. License remains in force in each country with respect to each Product until the later of (i) the expiration of the last Patent in such country covering such Product or (ii) the expiration of a 15-year period commencing the day FDA New Drug Approval is received for a Product in such country.

The Company may grant a Sublicense only with Yeda’s prior written consent, which shall not be withheld unreasonably provided that:

i.	the proposed Sublicense is for monetary consideration only;

ii.	the proposed Sublicense is to be granted in a bona fide arm’s length commercial transaction;

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

○	Termination. The Yeda License Agreement terminates on the later of: (i) the expiration of the last of the Patents or (ii) the expiry of a continuous period of 20 years during which there shall not have been a First commercial sale of any product in any country. Yeda may terminate by written notice, effective immediately, if the Company challenges the validity of any of the Patents. If a challenge is unsuccessful, then in addition to Yeda’s right to termination, the Company shall pay to Yeda liquidated damages in the amount of $8,000,000. Either the Company or Yeda may terminate the Yeda License Agreement and the License by serving a written notice upon (i) occurrence of a material breach or (ii) the granting of a winding-up order. Additionally, Yeda may terminate for failure to reimburse Yeda for patent application and/or prosecution expenses.

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

Government Regulation and Product Approval

We submitted our first IND application to the FDA, which was done on our behalf by MD Anderson, in February 2019. Cell Source itself has not had any contact with any regulator anywhere regarding treatment approvals or clinical trials associated with regulatory approvals. We are aware that a hospital in Italy has independently requested and received approval to conduct a trial with a treatment protocol the patents for which we license from Yeda, which today forms part of the broader protocol that we plan to use in the US and European clinical trials, but we are not mentioned in the application nor in the approval. However, we may indirectly benefit from the outcome of the trial, if successful, although we are not the sponsor of this trial. There are no written or verbal agreements between the hospital and Cell Source regarding the use of the technology. That said, Cell Source is aware and in favor of the hospital’s plans to use the technology and would find a positive initial outcome encouraging. Since the treatment is being done on compassionate grounds as a non-commercial clinical trial, there is no legal requirement for the hospital to obtain approval to use the treatment protocol.

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

The process of obtaining and maintaining regulatory approvals for new therapeutic products is expensive, lengthy and uncertain. Costs and timing of clinical trials may vary significantly over the life of a project owing to any or all of the following non-exclusive reasons:

●	the duration of the clinical trial;

●	the number of sites included in the trials;

●	the countries in which the trial is conducted;

●	the length of time required and ability to enroll eligible patients;

●	the number of patients that participate in the trials;

●	the number of doses that patients receive;

●	the drop-out or discontinuation rates of patients;

●	per patient trial costs;

●	third party contractors failing to comply with regulatory requirements or meet their contractual obligations to us in a timely manner;

●	our final product candidates having different properties in humans than in laboratory testing;

●	the need to suspend or terminate our clinical trials;

●	insufficient or inadequate supply of quality of necessary materials to conduct our trials;

●	potential additional safety monitoring, or other conditions required by FDA or comparable foreign regulatory authorities regarding the scope or design of our clinical trials, or other studies requested by regulatory agencies;

●	problems engaging institutional review boards (“IRB”) to oversee trials or in obtaining and maintaining IRB approval of studies;

●	the duration of patient follow-up;

●	the efficacy and safety profile of a product candidate;

●	the costs and timing of obtaining regulatory approvals; and

●	the costs involved in enforcing or defending patent claims or other intellectual property rights.

Late-stage clinical trials are especially expensive, typically requiring tens of millions of dollars, and take years to reach their outcomes. Such outcomes often fail to reproduce the results of earlier trials. It is often necessary to conduct multiple late-stage trials, including multiple Phase 3 trials, in order to obtain sufficient results to support product approval, which further increases the expense. Sometimes trials are further complicated by changes in requirements while the trials are underway (for example, when the standard of care changes for the disease that is being studied in the trial). Accordingly, any of our current or future product candidates could take a significantly longer time to gain regulatory approval than we expect, or may never gain approval, either of which could delay or stop the commercialization of our product candidates.

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

Delays in our ability to commence or enroll patients for our clinical trials could result in us not meeting anticipated clinical milestones and could materially impact our product development costs and delay regulatory approval of our product candidates. We do not know whether planned clinical trials will be commenced or completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including:

●	delays in the development of manufacturing capabilities for our product candidates to enable their consistent production at clinical trial scale;

●	delays in the commencement of clinical trials as a result of clinical trial holds or the need to obtain additional information to complete an Investigational New Drug Application (IND);

●	delays in obtaining regulatory approval to commence new trials;

●	adverse safety events experienced during our clinical trials;

●	insufficient efficacy during trials leading to withdrawal of product candidate;

●	delays in obtaining clinical materials;

●	slower than expected patient recruitment for participation in clinical trials; and

●	delays in reaching agreement on acceptable clinical trial agreement terms with prospective sites or obtaining institutional review board approval.

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

We cannot be certain of successfully completing clinical testing within the time frame we have planned, or at all. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent us from receiving regulatory approval or commercializing our product candidates, including the following:

●	our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and/or preclinical testing or to abandon programs;

●	the results obtained in earlier stage clinical testing may not be indicative of results in future clinical trials;

●	clinical trial results may not meet the level of statistical significance required by the FDA or other regulatory agencies;

●	enrollment in our clinical trials for our product candidates may be slower than we anticipate, resulting in significant delays and additional expense;

●	we, or regulators, may suspend or terminate our clinical trials if the participating patients are being exposed to unacceptable health risks; and

●

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

Completion of clinical trials depends, among other things, on our ability to enroll a sufficient number of patients, which is a function of many factors, including:

●	the therapeutic endpoints chosen for evaluation;

●	the eligibility criteria defined in the protocol;

●	the perceived benefit of the investigational drug under study;

●	the size of the patient population required for analysis of the clinical trial’s therapeutic endpoints;

●	our ability to recruit clinical trial investigators and sites with the appropriate competencies and experience;

●	our ability to obtain and maintain patient consents; and

●	competition for patients by clinical trial programs for other treatments.

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

Even if the FDA or any comparable foreign regulatory authority approves the marketing of any product candidates that we develop, physicians, healthcare providers, patients, or the medical community may not accept or use them. Additionally, the product candidates that we are developing are based on our proprietary platforms, which are new technologies. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenues or any profits from operations. The degree of market acceptance of any of our product candidates will depend on a variety of factors, including:

●	the timing of market introduction;

●	the terms of any approvals and the countries in which approvals are obtained;

●	the number and clinical profile of competing products;

●	our ability to provide acceptable evidence of safety and efficacy;

●	the prevalence and severity of any side effects;

●	relative convenience and ease of administration;

●	cost-effectiveness;

●	patient diagnostics and screening infrastructure in each market;

●	marketing and distribution support;

●	adverse publicity about our product candidates;

●	availability of coverage, adequate reimbursement and sufficient payment from health maintenance organizations and other insurers, both public and private, for our product candidates, or the procedures utilizing our product candidates, if approved;

●	the willingness of patients to pay out-of-pocket in the absence of coverage by third-party payors and government authorities; and

●	other potential advantages over alternative treatment methods.

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

Our success and competitive position and future overall revenues will depend in part on our ability to obtain and maintain patent protection over the patents that we have an exclusive license to use for our product candidates, methods, process and other technologies to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties. Although our patents and related technologies are owned by Yeda, under our exclusive license agreement, we are required to pay all patent related expenses for applications, renewals, etc., as well as any and all legal or other costs associated with the defending and protecting such proprietary rights. However, we cannot predict:

●	the degree and range of protection any patents will afford us against competitors, including whether third parties will find ways to invalidate or otherwise circumvent the patents that we license;

●	whether or not others will obtain patents claiming aspects similar to those covered by the patents that we license; or

●	whether we will need to initiate litigation or administrative proceedings, which may be costly whether we win or lose.

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

In December 2019, the coronavirus disease, COVID-19, was identified in Wuhan, China. Since then, COVID-19 has spread globally. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a national emergency with respect to COVID-19. In response to the COVID-19 pandemic, “shelter in place” orders and other public health guidance measures were implemented across much of the United States, including in the locations of our offices and those of key vendors and partners. As a result of the COVID-19 pandemic, or similar pandemics, and related “shelter in place” orders and other public health guidance measures, we have and may in the future experience disruptions that could materially and adversely impact our preclinical studies and clinical trials, and our business, financial condition, and results of operations. Potential disruptions to our preclinical development efforts include, but are not limited to:

●	delays or disruptions in preclinical experiments and IND-enabling studies due to restrictions of on-site staff, limited or no access to animal facilities, and unforeseen circumstances at contract research organizations (CROs) and vendors;

●	limitations on employee or other resources that would otherwise be focused on the conduct of our preclinical work and any clinical trials we subsequently commence, including because of sickness of employees or their families, the desire of employees to avoid travel or contact with large groups of people, an increased reliance on working from home, school closures, or mass transit disruptions;

●	delays in necessary interactions with regulators, ethics committees, and other important agencies and contractors due to limitations in employee resources or forced furlough of government or contractor personnel; and

●	limitations in maintaining our corporate culture that facilitates the transfer of institutional knowledge within our organization and fosters innovation, teamwork, and a focus on execution.

●	interruption of key clinical trial activities, such as clinical trial site data monitoring and efficacy, safety and translational data collection, processing and analyses, due to limitations on travel imposed or recommended by federal, state, or local governments, employers and others or interruption of clinical trial subject visits, which may impact the collection and integrity of subject data and clinical study endpoints;

●	delays or difficulties in initiating or expanding clinical trials, including delays or difficulties with clinical site initiation and recruiting clinical site investigators and clinical site staff;

●	delays or difficulties in enrolling and retaining patients in our clinical trials;

●	increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19 or other health conditions or being forced to quarantine;

●	interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns, or stoppages and disruptions in materials and reagents;

●	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

●	interruption or delays in the operations of the FDA and comparable foreign regulatory agencies;

●	changes in regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

●	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;

●	limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;

●	interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;

●	refusal of the FDA or comparable regulatory authorities to accept data from clinical trials in affected geographies; and

●	additional delays, difficulties or interruptions as a result of current or future shutdowns due to the COVID-19 pandemic in countries where we or our third-party service providers operate.

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

Our planned principal operations are the development and commercialization of new cell therapy products focused on treatment of blood cancers, certain non-malignant disorders and organ transplantations. We are currently conducting research and development activities in order to facilitate the continued transition of the patented technology we license from the laboratory to clinical trials. We have a limited operating history. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. We have generated net losses since we began operations, including net losses of $5,472,435 and $4,560,165 for the years ended December 31, 2021 and 2020, respectively. We expect to incur substantial additional net expenses over the next several years as our research, development, and commercial activities increase. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to generate revenue and achieve profitability will depend on, among other things, successful completion of the preclinical and clinical development of our product candidates; obtaining necessary regulatory approvals from the U.S. Food and Drug Administration (the “FDA”) and international regulatory agencies; successful manufacturing, sales, and marketing arrangements; and raising sufficient funds to finance our activities. If we are unsuccessful at some or all of these undertakings, our business, prospects, and results of operations may be materially adversely affected.

We will need to secure additional financing.

We anticipate that we will incur operating losses for the foreseeable future. Our historical cash burn rate was approximately $350,000 per month. As of December 31, 2021, we had cash in the amount of $93,095. Based on our current resources, we will not be able to continue to operate without additional immediate funding. If we are not successful in securing additional financing, we may be required to delay significantly, reduce the scope of or eliminate one or more of our research or development programs, downsize our general and administrative infrastructure, or seek alternative measures to avoid insolvency, including arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or products. Our future capital requirements will depend on many factors, including:

●	the scope, timing, progress, costs, and results of discovery, preclinical development, and clinical trials for our current or future product candidates;

●	the number of clinical trials required for regulatory approval of our current or future product candidates;

●	the costs, timing, and outcome of regulatory review of any of our current or future product candidates;

●	the cost of manufacturing clinical and commercial supplies of our current or future product candidates;

●	the costs and timing of future commercialization activities, including manufacturing, marketing, sales, and distribution, for any of our product candidates for which we receive marketing approval;

●	the costs and timing of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property rights, and defending any intellectual property-related claims, including any claims by third parties that we are infringing upon their intellectual property rights;

●	our ability to maintain existing, and establish new, strategic collaborations, licensing, or other arrangements and the financial terms of any such agreements, including the timing and amount of any future milestone, royalty, or other payments due under any such agreement;

●	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;

●	expenses to attract, hire, and retain skilled personnel;

●	the costs of operating as a public company;

●	our ability to establish a commercially viable pricing structure and obtain approval for coverage and adequate reimbursement from third-party and government payers;

●	addressing any potential interruptions or delays resulting from factors related to the COVID-19 pandemic;

●	the effect of competing technological and market developments; and

●	the extent to which we acquire or invest in businesses, products, and technologies.

Our ability to raise additional funds will depend on financial, economic, political and market conditions and other factors, over which we may have no or limited control. Market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we could be required to:

●	delay, limit, reduce, or terminate preclinical studies, clinical trials, or other research and development activities, or eliminate one or more of our development programs altogether; and

●	delay, limit, reduce, or terminate our efforts to access manufacturing capacity, establish sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates, or reduce our flexibility in developing or maintaining our sales and marketing strategy.

There is substantial doubt about our ability to continue as a going concern.

As of December 31, 2021, we had a working capital deficit and accumulated deficit of $9,826,135 and $31,178,428, respectively. During the year ended December 31, 2021, we incurred a net loss of $5,472,435. We have historically incurred operating losses and may continue to incur operating losses for the foreseeable future. We believe that these conditions raise substantial doubt about our ability to continue as a going concern within one year from the date these financial statements are issued. This may hinder our future ability to obtain financing or may force us to obtain financing on less favorable terms than would otherwise be available. We have not generated revenues to-date. Our primary source of operating funds since inception has been equity and debt financings. Our plans include continued efforts to raise additional capital through debt and equity financings. There is no assurance that these funds will be sufficient to enable us to fully complete our development activities or attain profitable operations. If we are unable to obtain such additional financing on a timely basis or, notwithstanding any request we may make, if our debt holders do not agree to convert their notes into equity or extend the maturity dates of their notes, we may have to curtail our development, marketing and promotional activities, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations and liquidate. There can be no assurance that we will be able to continue as a going concern.

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

As of December 31, 2021 and through the date of this filing, notes payable with principal amounts totaling $1,554,912 and $1,329,912, respectively, were past due. Although only one holder of a note with the principal amount of $250,000 has elected to pursue remedies against us, no assurance can be given that the other holders will not do so in the future. The institution of collection actions could have a material adverse effect on our business and could force us to seek relief through insolvency or other proceedings.

Risks Related to Our Common Stock

There may be additional issuances of shares of preferred stock in the future.

Our Articles of Incorporation permit us to issue up to 10,000,000 shares of preferred stock and our board of directors has authorized 1,335,000 shares of Series A Convertible Preferred and 500,000 shares of Series C Convertible Preferred Stock, for issuance. Our board of directors could authorize the issuance of additional series of preferred stock in the future and such preferred stock could grant holders preferred rights on parity with the Series A Preferred and Series C Preferred as to dividend payments and liquidation preference. The issuances of other series of preferred stock could have the effect of reducing the amounts available to the holders Series A Preferred and Series C Preferred in the event of our liquidation, winding-up or dissolution. It may also reduce cash dividend payments on the Series A Preferred if we do not have sufficient funds to pay dividends on all Series A Preferred outstanding and outstanding parity preferred stock.

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

The Company is required to report under the Exchange Act and its Common Stock is eligible for quotation on the OTC Markets. However, there is no regular active trading market in the Company’s Common Stock, and we cannot give an assurance that an active trading market will develop. If an active market for the Company’s Common Stock develops, there is a significant risk that the Company’s stock price may fluctuate dramatically in the future in response to any of the following factors, some of which are beyond our control:

●	variations in our quarterly operating results;

●	announcements that our revenue or income are below analysts’ expectations;

●	general economic slowdowns;

●	sales of large blocks of the Company’s Common Stock; and

●	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments.

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

Because we became public through a “reverse acquisition,” securities analysts of brokerage firms may not provide coverage of us since there is little incentive to brokerage firms to recommend the purchase of our Common Stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of the Company in the future.

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

As an issuer of “penny stock,” the protection provided by the federal securities laws relating to forward looking statements does not apply to us.

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

As of December 31, 2021, we had 34,360,546 shares of Common Stock issued and outstanding and outstanding warrants to purchase 11,108,079 shares of Common Stock. The issuance of shares of Common Stock upon exercise of outstanding warrants or options could result in substantial dilution to our stockholders, which may have a negative effect on the price of our Common Stock.

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

The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below and other factors describe in this “Risk Factors” section:

●	the commencement, enrollment, or results of current and future preclinical studies and clinical trials and trials we may conduct, or changes in the development status of our product candidates;

●	any delay in our regulatory filings for our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including, without limitation, the issuance by the FDA of a “refusal to file” letter or a request for additional information;

●	adverse results or delays in clinical trials;

●	our decision to initiate a preclinical study or clinical trial, not to initiate a preclinical study or clinical trial or to terminate an existing preclinical study or clinical trial;

●	adverse actions taken by regulatory agencies with respect to our preclinical studies or clinical trials, manufacturing supply chain or sales and marketing activities, including failure to receive regulatory approval of our product candidates;

●	changes in laws or regulations, including, but not limited to, preclinical study or clinical trial requirements for approvals;

●	any adverse changes to our relationship with manufacturers or suppliers;

●	manufacturing, supply or distribution shortages;

●	our failure to commercialize our product candidates;

●	changes in the structure of healthcare payment systems;

●	additions or departures of key scientific or management personnel;

●	unanticipated serious safety concerns related to the use of our product candidates;

●	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;

●	variations in our results of operations;

●	our cash position;

●	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

●	publication of research reports about us or our industry, or in vivo and ex vivo cell engineering products in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;

●	announcements made by us or our competitors of new product and service offerings, acquisitions, strategic relationships, joint ventures, or capital commitments;

●	our inability to establish collaborations, if needed;

●	our ability to effectively manage our growth;

●	the size and growth of our initial target markets;

●	changes in the market valuations of similar companies;

●	press reports, whether or not true, about our business;

●	sales or perceived potential sales of our common stock by us or our stockholders in the future;

●	overall fluctuations in the equity markets;

●	ineffectiveness of our internal controls;

●	changes in accounting practices or principles;

●	changes or developments in the global regulatory environment;

●	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

●	general political and economic conditions; and

●	other events or factors, many of which are beyond our control.

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

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

●	timing and variations in the level of expense related to the current or future development of our programs;

●	timing and status of enrollment for our clinical trials;

●	impacts from the COVID-19 pandemic on us or third parties with which we engage;

●	results of clinical trials, or the addition or termination of clinical trials or funding support by us or potential future partners;

●	our execution of any collaboration, licensing or similar arrangements, and the timing of payments we may make or receive under potential future arrangements or the termination or modification of any such potential future arrangements;

●	any intellectual property infringement, misappropriation or violation lawsuit or opposition, interference or cancellation proceeding in which we may become involved;

●	additions and departures of key personnel;

●	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

●	if any product candidate we may develop receive regulatory approval, the timing and terms of such approval and market acceptance and demand for such product candidates;

●	the timing and cost to establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval and intend to commercialize on our own or jointly with current or future collaborators;

●	regulatory developments affecting current or future product candidates or those of our competitors;

●	the amount of expense or gain associated with the change in value of the success payments and contingent consideration; and

●	changes in general market and economic conditions.

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

As a company with less than $100 million in revenue during our last fiscal year and a public float of less than $250 million, we qualify as a “smaller reporting company”. As a smaller reporting company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

●

Only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

●	Reduced disclosure about our executive compensation arrangements;

●	Exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our corporate headquarters is located at 57 West 57th Street, New York, NY 10019 under an annual lease. The telephone number at such address is (646) 416-7896. We believe that our facilities are adequate and suitable for our current operations. To the extent that other office space is required, we believe that such space is readily available.

ITEM 3. LEGAL PROCEEDINGS.

Except as described below, we are not involved in any pending legal proceeding or litigations and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

In January 2019, the holder of a promissory note in the principal amount of $250,000 due on March 16, 2016 instituted a collection action in the Supreme Court of the State of New York, County of New York. On June 12, 2019, the plaintiff served a motion for summary judgment through the Secretary of State which was heard on July 12, 2019 and granted. The Company contends that it was not given sufficient notice under the applicable statute and did not have an opportunity to oppose the motion. Judgment was entered in October 2019 in the amount of $267,680. The Company brought a motion to vacate based on the jurisdictional defect of the motion in not providing the required amount of time, but that motion was denied in February 2021 without properly addressing the jurisdictional issues raised by the Company. The Company has appealed the denial and then filed a motion to Renew and Reargue the motion to vacate based on the Court’s failure to address critical issues. That motion was also denied on April 15, 2021 without addressing the Company’s arguments. The Company has appealed the second denial as well and is pursuing both appeals in a consolidated manner so as to resolve all issues together. While the Company’s motions were pending, the plaintiff has commenced steps to collect judgment. During 2021, $103,088 was released to an officer of the court and has been accounted for as partial note repayment. In addition, a third party deposited the full amount of the unpaid judgment with the court on behalf of the Company in 2021, which created an automatic stay of enforcement of this matter and which will be used to resolve the underlying note in the event of an adverse outcome on appeal.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Equity and Related Stockholder Matters

Our common stock is currently quoted under the symbol “CLCS” on the OTCQB.

As of April 11, 2022, there were 182 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Warrants

As of December 31, 2021, we had outstanding warrants to purchase an aggregate of 11,108,079 shares of common stock with a weighted average exercise price of $1.02 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

Our Board of Directors adopted the 2019 Equity Incentive Plan (the “Plan”) in August 2019. A total of 7,900,000 shares of common stock were initially reserved for issuance under the Plan and the number of reserved shares increases on the first day of each year in an amount equal to the lesser of 3% of the number of shares of common stock outstanding on the last day of the preceding year or the amount determined by our Board of Directors. As of December 31, 2021, a total of 9,688,454 shares of common stock were reserved for issuance under the Plan. The Plan permits the Board of Directors to issue stock options, stock appreciation rights, restricted stock, restricted stock units, performance and other awards to employees, consultants and directors of the Company. As of the date of filing, the Company’s shareholders have not approved the Plan. The number of stock options outstanding under the Plan, the weighted average exercise price of the outstanding options, and the number of securities remaining available for issuance as of December 31, 2021 were as follows:

EQUITY COMPENSATION PLAN TABLE

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	6,182,004	$0.80	3,506,450
Total	6,182,004	$0.80	3,506,450

Sales of Unregistered Securities

Between November 17, 2021 through March 21, 2022 convertible notes in the aggregate principal amount of $1,550,698 automatically converted into 206,759 shares of our Series C Convertible Preferred Stock on the maturity dates of the convertible notes. We relied upon the exemption provided by Section 3(a)(9) of the Securities Act in connection with these transactions.

Between November 17, 2021 through March 21, 2022 we issued an aggregate of 90,511 shares of our common stock to holders of convertible notes in lieu of cash interest upon the maturity of the notes. We relied upon the exception provided by Section 4(2) of the Securities Act in connection with these transactions.

In December 2021 we issued a convertible note in the principal amount of $40,000 and a five-year warrant to purchase 32,000 shares of common stock at an exercise price of $1.25 per share to a consultant in exchange for advisory services. The note is convertible into shares of Series C Preferred Stock at a conversion price of $7.50 per share. We relied upon the exception provided by Section 4(2) of the Securities Act in connection with this transaction.

Between December 7, 2021 and April 4, 2022, we issued convertible notes in the aggregate principal amount of $315,000 to eight accredited investors. The notes mature six months from the date of issuance and accrue interest at a rate of eight percent (8%) per annum. The notes are convertible into shares of our Series C Preferred Stock at a conversion price of $7.50 per share at the holder’s option. In connection with the issuance of the notes, we issued five year warrants to purchase an aggregate of 252,000 shares of common stock at an exercise price of $1.25 per share. We relied upon the exemption provided by Section 4(2) of the Securities Act in connection with these transactions.

In March 2022, we issued a convertible promissory note in the principal amount of up to $6,000,000. The note bears interest at a rate of 10% per annum and will mature twelve months from the date of issuance. The holder has agreed to loan an aggregate of $2,500,000 to us under the note and advanced $1,000,000 under the note in March 2022. The holder has the right, at his option, to convert the note into shares of the Company’s Series B Convertible Preferred Stock at a conversion price of $7.50 per share at any time after the creation and sale of the Series B Convertible Preferred Stock. Interest accruing under the note will be payable upon the maturity of the note and may be paid at the Company’s option in either cash or shares of the Company’s common stock (valued at $0.75 for purposes of calculating the number of shares). For each $500,000 advanced under the note, the holder will be issued a warrant to purchase 400,000 shares of the Company’s Common Stock at an exercise price of $1.25 per share. The Company relied upon the exemption provided by Section 4(2) of the Securities Act in connection with this transaction.

Issuer Purchases of Equity Securities

None.

ITEM 6. [RESERVED]

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

Overview

We are a cell therapy company focused on immunotherapy. Since our inception, we have been involved with the development of proprietary immune system management technology licensed from Yeda, the commercial arm of the Weizmann Institute. We have recently shifted the focus of our research and development efforts to MD Anderson.

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

The unique advantage of Cell Source technology lies in the ability to induce sustained tolerance of transplanted cells (or organs) by the recipient’s immune system in a setting that requires only mild immune suppression, while avoiding the most common post-transplant complications. The scientific term for inducing such tolerance in a transplantation setting is chimerism, where the recipient’s immune system tolerates the co-existence of the (genetically different) donor type and host (recipient) type cells. Attaining sustained chimerism is an important prerequisite to achieving the intrinsic GvL (graft versus leukemia) effect of HSCT and supporting the reconstitution of normal hematopoiesis (generation of blood cells, including those that protect healthy patients from cancer) in blood cancer patients. Preclinical data and initial clinical data show that Cell Source’s Veto Cell technology (currently in a clinical trial in the US) can provide superior results in allogeneic (donor-derived) HSCT by allowing for haploidentical stem cell transplants under a mild conditioning regimen, while avoiding the most common post-transplant complications. Combining this with CAR (Chimeric Antigen Receptor) T cell therapy as a unified VETO CAR-T treatment, we will be able to treat patients in relapse as well as those in remission and use the cancer killing power of CAR-T to protect the patient while their immune system fully reconstitutes, thus providing an end-to-end solution for blood cancer treatment by potentially delivering a fundamentally safer and more effective allogeneic HSCT: prevention of relapse; avoidance GvHD; prevention of viral infections; and enhanced persistence of GvL effect. This means that the majority of patients will be able to find a donor, and will have access to a potentially safer procedure with higher long term survival rates than what either donor-derived HSCT or autologous CAR-T each on their own currently provide.

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

Recent Developments

Preclinical Results and Clinical Results

After two years of intensive collaboration with Professor Zelig Eshhar, the inventor of CAR-T cell therapy, preclinical data confirmed that Veto Cells can markedly extend persistence of genetically modified T cells from the same donor and that genetically modified Veto Cells can effectively inhibit tumors expressing an antigen recognized by the transgenic T cell receptor. Furthermore, human Veto Cells transfected with CAR exhibit anti-tumor activity in-vitro without losing their veto activity. These preclinical results have formed the basis of our current development of a clinical protocol for allogeneic VETO CAR-T HSCT combined therapy for blood cancer treatment. Cell Source plans to submit this protocol for approval by the end of 2022. The Phase 1/2 clinical trial at the University of Texas MD Anderson Cancer Center, using Cell Source’s Anti-viral Veto Cells, has successfully completed the first treatment cohort, with 3 patients each receiving a haploidentical HSCT under reduced intensity conditioning with Veto Cells. This first in human dose optimization trial has thus far shown that the initial dose is in fact the optimal dose, as all three patients had successful stem cell engraftment after 42 days, in the absence of GvHD. Cell Source is now continuing the trial as it proceeds with the next cohorts of patients, using the same dose level.

COVID-19

The novel coronavirus (“COVID-19”) pandemic continues to impact global economic conditions. The Company is closely monitoring the outbreak of COVID-19 and its impact on the Company’s operations, financial position, cash flows and its industry in general. The Company considered the impact of COVID-19 on its business and operational assumptions and estimates, and determined there were no material adverse impacts on the Company’s results of operations and financial position as of December 31, 2021.

Similarly, the economic uncertainty caused by the COVID-19 pandemic has made and may continue to make it difficult for the Company to forecast operating results, including the timing and ability of the Company to initiate and/or complete current and/or future preclinical studies and/or clinical trials, disrupt the Company’s regulatory activities, and/or have other adverse effects on the Company’s clinical development. The duration and extent of the impact from the COVID-19 pandemic depend on future developments that cannot be accurately predicted at this time, and if the Company is not able to respond to and manage the impact of such events effectively, the Company’s business may be harmed.

There can be no assurance that precautionary measures, whether adopted by the Company or imposed by others, will be effective, and such measures could negatively affect the Company’s financial condition, cash flows, and results of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Consolidated Results of Operations

Year Ended December 31, 2021 Compared with the Year Ended December 31, 2020

Research and Development

Research and development expense was $1,323,408 and $998,554 for the years ended December 31, 2021 and 2020, respectively, an increase of $324,854, or 33%. The increase was primarily attributable to clinical trial milestones reached during the second and third quarters of 2021 related to the enrollment of patients, which resulted in additional expense recognized related to our agreement with MD Anderson as well as an increase in the budget for sponsored research there. This was partially offset by less expense recognized related to the research agreement with Yeda during the 2021 period as compared to the 2020 period.

General and Administrative

General and administrative expense was $2,695,164 and $2,639,482 for the years ended December 31, 2021 and 2020, respectively, an increase of $55,682, or 2%. General and administrative expenses are primarily comprised of compensation, legal, and other professional fees.

Interest Expense

Interest expense for the years ended December 31, 2021 and 2020 was $629,201 and $636,156, respectively, a decrease of $6,955, or 1%. The decrease was a result of the change in fair value of the Company common stock, offset by the increased amount of interest-bearing convertible notes payable outstanding during the 2021 period as compared to the 2020 period.

Amortization of Debt Discount

Amortization of debt discount was $731,502 and $301,250 for the years ended December 31, 2021 and 2020, respectively, an increase of $430,252, or 143%. The increase is primarily associated with the increased amount and fair value of warrants issued in connection with convertible notes payable during the 2021 period.

Change in Fair Value of Derivative Liabilities

The change in fair value of derivative liabilities for the year ended December 31, 2020 was a gain of $16,977 due to the reduction in fair value of warrants and conversion options as a result of drawing closer to their expiration dates. There was no such gain or loss in the 2021 period.

Gain on Forgiveness of Accrued Interest

During the year ended December 31, 2021, we recognized a gain on forgiveness of accrued interest of $49,983 in connection with the repayment of certain notes payable. There was no such gain or loss in the 2020 period.

Gain on Exchange of Accrued Interest for Common Stock

During the year ended December 31, 2020, we recognized a $132,502 gain on exchange of accrued interest for common stock, which represents the excess carrying value of the accrued interest as compared to the issuance date fair value of the common stock. There was no such gain or loss in the 2021 period.

Loss on Extinguishment of Notes Payable

During the years ended December 31, 2021 and 2020, we recognized $143,143 and $134,202, respectively, of loss on extinguishment of notes payable in connection with the extension, repayment, and conversion of notes payable.

Liquidity and Going Concern

We measure our liquidity in a number of ways, including the following:

	December 31,
	2021	2020

Cash	$93,095	$241,619
Working capital deficiency	$(9,826,135)	$(7,950,882)

During the year ended December 31, 2021, we had not generated any revenues, had a net loss of $5,472,435 and had used cash in operations of $3,378,682. As of December 31, 2021, we had a working capital deficiency of $9,826,135 and an accumulated deficit of $31,178,428. As of December 31, 2021 and through the date of this filing, notes payable with principal amounts totaling $1,554,912 and $1,329,912, respectively, were past due and are classified as current liabilities on the consolidated balance sheet as of December 31, 2021.We will continue to incur net operating losses to fund operations. These conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date these financial statements are issued. Subsequent to December 31, 2021, we received proceeds of $1,245,000 through the issuance of convertible notes payable.

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

During the years ended December 31, 2021 and 2020, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the years ended December 31, 2021 and 2020 in the amounts of $3,378,682 and $2,774,631, respectively. The net cash used in operating activities for the year ended December 31, 2021 was primarily due to cash used to fund a net loss of $5,472,435, adjusted for net non-cash expenses in the aggregate amount of $1,392,513, partially offset by $701,240 of net cash provided by changes in the levels of operating assets and liabilities. The net cash used in operating activities for the year ended December 31, 2020 was primarily due to cash used to fund a net loss of $4,560,165, adjusted for net non-cash expenses in the aggregate amount of $1,362,196, partially offset by $423,338 of net cash provided by changes in the levels of operating assets and liabilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the years ended December 31, 2021 and 2020 was $3,226,658 and $2,991,842, respectively. The net cash provided by financing activities during the year ended December 31, 2021 was attributable to $3,907,820 of proceeds from the issuance of convertible notes payable, offset by the repayments of notes payable in the amount of $203,088, $60,500 of repayments of advances payable, $125,000 of repayments of convertible notes payable and $292,574 of repayment of financing liability. The net cash provided by financing activities during the year ended December 31, 2020 was attributable to $728,347 of proceeds from the issuance of Series A preferred stock, $2,547,500 of proceeds from the issuance of convertible notes payable, $100,000 of proceeds from the issuance of notes payable, $114,000 of proceeds from advances payable, $1,995 of proceeds from a warrant exercise, offset by the repayments of notes payable in the amount of $200,000, $154,000 of repayments of advances payable and $146,000 of repayments of convertible notes payable.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Estimates

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

Convertible Instruments

The Company evaluates its convertible instruments to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for in accordance with Topic 815 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The accounting treatment of derivative financial instruments requires that the Company record embedded conversion options and any related freestanding instruments at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. Embedded conversion options and any related freestanding instruments are recorded as a discount to the host instrument and are amortized as interest expense over the term of the related debt instrument.

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

Because the Company’s common stock historically was not actively traded on a public market, the fair value of the Company’s restricted equity instruments is estimated by management based on observations of the sales prices of both restricted and freely tradable common stock, or instruments convertible into common stock based on the option pricing model discussed below. The Company obtained a third-party valuation of its common stock as of December 31, 2021 and 2020, which was considered in management’s estimation of fair value during the years ended December 31, 2021 and 2020. The third-party valuation was performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The estimates used by management are considered highly complex and subjective. The Company anticipates that once its shares become more actively traded, the use of such estimates will no longer be necessary to determine the fair value of its common stock.

The independent appraisals utilized the option pricing method, or OPM, as the most reliable method with the following steps being applied:

●	Establishment of total enterprise or equity value;
●	Analysis of equity rights for each class of security;
●	Selection of appropriate model for valuation purposes;
●	Determination of key valuation inputs; and
●	Computation of the fair value of the subject security.

Under the OPM, it was determined the Company’s common stock had a fair value of $0.34 and $0.47 per share as of December 31, 2021 and 2020, respectively, which included a discount for lack of marketability of 30%. Furthermore, the independent appraisal determined the Company’s expected volatility was 90% by evaluating historical and implied volatilities of guideline companies.

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

In connection with the preparation of this Annual Report, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation under the 2013 Framework, our principal executive and financial officer concluded that our internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Below are the names and certain information regarding the Company’s executive officers and directors:

Name	Age	Title(s)

Dennis Brown	72	Director (Chairman)
Itamar Shimrat	62	Chief Executive Officer, Chief Financial Officer and Director
David Zolty	71	Director
Ben Friedman	62	Director
Darlene Soave	78	Director
George Verstraete	68	Director

Dr. Dennis M. Brown, PhD, was elected Director of the Company on June 30, 2014 and as Chairman of the Board on May 18, 2015. Dr. Brown became the Chair of our Audit Committee in September 2015. Dr. Brown is a founder and Chief Scientific Officer of Kintara Therapeutics, Inc. (Nasdaq: KTRA). Dr. Brown has more than thirty years of drug discovery and development experience. Since 2000 to the present, Dr. Brown has served as Chairman of Mountain View Pharmaceutical’s Board of Directors and is the President of Valent. Dr. Brown has focused over the past 5 years on the development of Kintara (formerly under the name DelMar Pharmaceuticals), (serving as its Chief Scientific Officer since January 25, 2013 and Director since February 11, 2013. His extensive technical expertise, successful track record as an inventor, executive and director in the field of medical technology position him as an authoritative voice on the scientific, intellectual property, finance and commercialization and well as general management issues for Cell Source both now and in the future. In 1999 he founded ChemGenex Therapeutics, which merged with a publicly traded Australian company in 2004 to become ChemGenex Pharmaceuticals (ASX: CXS/NASDAQ: CXSP), of which he served as President and a Director until 2009. He was previously a co-founder of Matrix Pharmaceutical, Inc., where he served as Vice President (VP) of Scientific Affairs from 1985-1995 and as VP, Discovery Research, from 1995-1999. He also previously served as an Assistant Professor of Radiology at Harvard University Medical School and as a Research Associate in Radiology at Stanford University Medical School. He received his B.A. in Biology and Chemistry (1971), M.S. in Cell Biology (1975) and Ph.D. in Radiation and Cancer Biology (1979), all from New York University. Dr. Brown is an inventor of about 34 issued U.S. patents and applications, many with foreign counterparts. Dr. Brown’s scientific knowledge and experience qualifies him to serve on our Board of Directors.

Itamar Shimrat, CEO, CFO and Director, is a Canadian businessman and a founding member of Cell Source Israel. Since Cell Source Israel’s inception, Mr. Shimrat served as a Director, Chief Financial Officer and, in October 2013, he was appointed Chief Executive Officer. From March 2009 through September 2011, Mr. Shimrat served as Chief Financial Officer and Director of Rainbow Energy Ltd. From September 2011 through October 2013, Mr. Shimrat served as Chief Financial Officer and Director of Cell Source Ltd. From August 2012 to present, Mr. Shimrat served as Director of Step Up - Olim Madrega Inc. From October 2013 to March 2022, Mr. Shimrat served as Chief Executive Officer and Director of Cell Source Ltd. Previously, Mr. Shimrat served as an Executive Vice President at First International Bank of Israel from March 2005 until April, 2008. Prior to 2008, he served as a senior manager at McKinsey & Company’s Tel Aviv office after having being elected Partner at Mitchell Madison Group and consulting for Bain & Co. Mr. Shimrat led major profit improvement programs for leading corporations ranging from American Express and Barclays to El Al Airlines. He has been a Director of two private companies: Rainbow Energy Ltd., a company in the renewable energy industry, and Step Up - Olim Madrega Ltd., a company in the wheelchair industry, and also was on the Allocations Committee of Matan, a leading Israeli philanthropic organization. He holds an MBA with Distinction from the Ivey Business School of the University of Western Ontario in Canada. Itamar brings to Cell Source significant knowledge and experience in the area of corporate finance.

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

George Verstraete was appointed to the Company’s Board of Directors in March 2022. Mr. Verstraete is an entrepreneur who has owned and/or managed various enterprises since 1980. An expert in real estate development and property management, Mr. Verstraete currently serves as President of DGR Management. He also serves as a Director of Southern Desert Operations LLC.

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

Board Meetings and Attendance

During the year ended December 31, 2021, the Company’s Board of Directors held one meeting and acted by written consent on 11 occasions. All of our Directors were present at the meetings.

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

The Board of Directors determined that Mr. Drucker was an “audit committee financial expert,” as that is defined in Item 407(d)(5) of Regulation S-K. Mr. Drucker was an “independent director” based on the definition of independence in Listing Rule 5605(a)(2) of The Nasdaq Stock Market. The Board of Directors has determined that Mr. Friedman is an “independent director” and an “audit committee financial expert” based upon said definitions. The Audit Committee held four meetings during the fiscal year ended December 31, 2021.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, during the fiscal year ended December 31, 2021, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except that Forms 4 filed by each of David Zolty, Dennis Brown and Ben Friedman to report the issuance of shares of common stock as payment of in-kind dividends on the shares of Series A Preferred Stock that they own were filed two days late.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth all compensation earned in respect of the Company’s principal executive officer (“PEO”) for 2021 and 2020:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards(1)	All Other Compensation	Total

Itamar Shimrat	2021	$203,652	$-	$-	$219,100	$-	$422,752
	2020	$181,742	$-	$-	$-	$-	$181,742

(1)	The amounts reported in this column represents the grant-date fair value of option awards granted during the year ended December 31, 2021, calculated in accordance with FASB ASC Topic 718. The assumptions used in calculating these amounts are discussed in Note 10 of the Notes to Consolidated Financial Statements included in this Annual Report.

Director Compensation

The following table sets forth certain information concerning the compensation of our non-employee directors for the fiscal year ended December 31, 2021:

					Change in
					Present Value
					and
		Fees			Nonqualified
		Earned or			Deferred
		Paid In	Stock	Option	Compensation	All Other
	Year	Salary	Awards	Awards	Earnings	Compensation	Total

Dennis Brown	2021	$-	$-	$-	$-	$-	$-

David Zolty	2021	$-	$-	$-	$-	$-	$-

Ben Friedman	2021	$-	$-	$-	$-	$-	$-

Outstanding Equity Awards at Fiscal Year End

The following table presents the outstanding equity awards held as of December 31, 2021 by our sole executive officer.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unexercised Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Itamar Shimrat	1,350,000	—	—	$1.00	(1)	3/7/2026	—	—	—	—

(1)	The exercise price of this option is equal to the Fair Market Value of the Shares on the date of grant (as defined in the Company’s 2019 Equity Incentive Plan).

Risk Management

The Company does not believe risks arising from its compensation policies and practices for its employees are reasonably likely to have a material adverse effect on the Company.

Equity Grant Committee

In August 2020, the Board of Directors created an Equity Grant Committee and authorized it to make equity awards to employees, consultants and other service providers. Mr. Brown and Mr. Shimrat are the current members of the Equity Grant Committee. The Equity Grant Committee acted by written consent on eight occasions during the year ended December 31, 2021.

Compensation Committee Interlocks and Insider Participation

Currently, the Board of Directors does not have a standing compensation committee, or a committee performing similar functions, except for the Equity Grant Committee. During the fiscal year ended 2021, the entire Board of Directors deliberated with respect to executive compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables sets forth certain information, as of the date set forth below, with respect to the beneficial ownership of the outstanding Common Stock, Series A Preferred Stock and Series C Preferred Stock by (i) any holder of more than five (5%) percent of the applicable class; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Shares Beneficially Owned(1)
As of April 11, 2022

Name and Address of Beneficial Owner(2):	Common Stock		Percent(3)	Series A Preferred Stock	Percent(4)	Series C Preferred Stock	Percent(5)	Percent of Total Voting Power
Itamar Shimrat, Chief Executive Officer, Chief Financial Officer and Director	1,925,004	(6)	5.39%	–	–	–	–	3.58%
David Zolty, Director	1,536,405	(7)	4.41%	10,888	*	–	–	2.91%
Ben Friedman, Director (8)	5,245,932	(9)	14.91%	43,553	3.24%	–	–	10.00%
Dennis Brown, Director (Executive Chairman)	634,622	(10)	1.81%	6,667	*	–	–	1.20%
Darlene Soave, Director	4,511,755	(11)	11.71%	133,334	9.93%			8.17%
George Verstraete, Director	–		–	–	–	–	–	–
All directors and executive officers as a group (6 persons)	13,418,180		32.31%	194.442%	14.49%	-	-	23.29%
Yair Reisner 1515 Holcombe Boulevard Houston, Texas 77030	3,782,004	(12)	9.91%	–	–	–	–	6.73%
YEDA Research & Development Co., Ltd. P.O. Box 905 Rehovot, 76100, Israel	3,155,348		9.17%	–	–	–	–	6.02%
Hua Tuo Online (Hong Kong) Limited Suite 5207, 52/F Central Plaza 18 Harbour Road Wanchai, Hong Kong	1,821,562	(13)	5.01%	133,334	9.93%	–	–	3.48%
Acuity Investments LLC 124 South Gay Street Knoxville, Tennessee 37902	1,720,309	(14)	4.87%	130,402	9.72%	–	–	3.28%
IGEA Ventures 1057 Commerce Avenue Union, New Jersey 07083	1,552,634	(15)	4.42%	108,667	8.10%	–	–	2.96%
Ingram Tynes 820 Shades Creek Parkway, Suite 2300 Birgmingham, Alabama 35209	799,054	(16)	2.07%	23,330	1.74%	40,000	8.767%	1.52%
Steven Tenenbaum 100 Newbury Road, Suite 210 Thousand Oaks, California 91320	442,100	(17)	*	–	–	26,667	5.865%	*
Susan McCracken 4459 Decatur Drive Ferndale, Washington 98248	549,695	(18)	1.02%	–	–	33,333	7.32%	1.04%
Digimine, LLC 156 West Saddle River Road Saddle River, New Jersey 07458	1,307,249	(19)	2.27%	–	–	71,296	15.65%	2.47%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of April 11, 2022 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.
(2)	Except as otherwise indicated, the address of each beneficial owner is c/o Cell Source, Inc., 57 West 57th Street, Suite 400, New York, New York 10019.
(3)	Based on 34,397,078 shares of common stock issued and outstanding as of April 11, 2022.
(4)	Based on 1,342,195 shares of Series A Preferred Stock issued and outstanding as of April 11, 2022.
(5)	Based on 455,443 shares of Series C Preferred Stock issued and outstanding as of April 11, 2022
(6)	Includes 1,350,000 shares of common stock issuable upon the exercise of options to purchase common stock at an exercise price of $1.00 per share.
(7)	Includes 300,000 shares of common stock issuable upon the exercise of options to purchase common stock at an exercise price of $0.75 per share and 108,880 shares of common stock issuable upon conversion of 10,888 shares of Series A Preferred Stock.
(8)	Mr. Friedman’s beneficial ownership includes shares beneficially owned by his wife, Phyllis Friedman.
(9)	Includes 435,530 shares of common stock issuable upon conversion of 43,553 shares of Series A Preferred Stock and 300,000 shares of common stock issuable upon the exercise of options to purchase common stock at an exercise price of $0.75 per share.
(10)	Includes 450,000 shares of common stock issuable upon the exercise of options to purchase common stock at an exercise price of $0.75 per share and 66,670 shares of common stock issuable upon conversion of 6,667 shares of Series A Preferred Stock.
(11)	Includes 1,333,340 shares of common stock issuable upon conversion of 133,334 shares of Series A Preferred Stock and 2,800,000 shares of common stock issuable upon the exercise of warrants having an exercise price of $0.75 per share.
(12)	Includes 3,782,004 shares of common stock issuable upon the exercise of options to purchase common stock at an exercise price of $0.75 per share.
(13)	Includes 1,333,340 shares of common stock issuable upon conversion of 133,334 shares of Series A Preferred Stock.
(14)	Includes 30,934 shares owned by Acuity Capital, LLC, an affiliate of the shareholder, and 1,304,020 shares of common stock issuable upon the conversion of 130,402 shares of Series A Preferred Stock, including 99,408 shares of Series A Preferred Stock owned by Acuity Capital, LLC.
(15)	Includes 1,086,670 shares of common stock issuable upon the conversion of 108,667 shares of Series A Preferred Stock.
(16)	Includes 233,300 shares of common stock issuable upon conversion of 23,330 shares of Series A Preferred Stock, 400,000 shares of common stock upon the conversion of 40,000 shares of Series C Preferred Stock and 80,000 shares of common stock issuable upon the exercise of warrants having an exercise price of $1.25 per share.
(17)	Includes 266,670 shares of common stock issuable upon conversion of 26,667 shares of Series C Preferred Stock and 160,000 shares of common stock issuable upon the exercise of warrants having an exercise price of $1.25 per share.
(18)	Includes 333,330 shares of common stock issuable upon conversion of 33,333 shares of Series C Preferred Stock and 200,000 shares of common stock issuable upon the exercise of warrants having an exercise price of $1.25 per share.
(19)	Includes 712,960 shares of common stock issuable upon conversion of 71,296 shares of Series C Preferred Stock and 517,778 shares of common stock issuable upon the exercise of warrants having an exercise price of $1.25 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

The Company maintains an exclusive worldwide license to certain intellectual property of Yeda, the commercial arm of the Weizmann Institute, which currently owns 3,155,348 shares of Company common stock. Dr. Reisner, who heads the Reisner Laboratory at MD Anderson, owns options to purchase 3,782,004 shares of Company common stock. See the section entitled “Intellectual Property” in this Annual Report on Form 10-K.

In March 2018, the Yeda License Agreement was amended to reduce the Company’s funding obligation for the period from October 2017 through September 2018 to $500,000 and $100,000 for the period from October 2018 through June 2019. In addition, the License Agreement was amended to provide that the Company would fund an additional $100,000 of research during 2018 and the Company’s obligation to fund the original research was reduced by $50,000. The Company funded the additional $100,000 of additional research in April 2018 and $50,000 was credited against the amount that would have otherwise been funded by the Company for the period from July 2018 through September 2018. After giving effect to these amendments and this credit, the Company was required to fund $100,000 for the three-month period ended June 30, 2018, $50,000 for the three month period ended December 2018, and is required to fund $25,000 for the three month period ending March 2019 and $25,000 for the three month period ending June 2019. In connection with Amendments No. 5, 6 and 7 to the License Agreement, the latest of which was dated November 15, 2020, the research conducted (“Further Research”) under the Agreement was extended to cover the period from July 1, 2019 to March 31, 2020 and the associated research budget for this period was a total of $235,000. In addition, these amendments and an amendment effective December 2, 2021 amended the milestones and related completion dates. If the Company fails to achieve any of the milestones by the dates set forth in the agreement, Yeda is entitled to terminate the license upon written notice to the Company. To date, the Company has been deemed to have met all of the milestones and the next milestone in the agreement is January 1, 2025. Either Yeda or the Company may terminate the agreement and the license after the commitment of a material breach by the other party and in certain other instances as detailed in the agreement.

For the years ended December 31, 2021 and 2020, the Company recorded expenses in operations of approximately $50,000 and $164,000, respectively, related to its Agreement with Yeda.

In May 2017, the Company received a loan of $180,000 from an entity owned by Ben Friedman and a loan of $45,000 from an entity owned by David Zolty. Each of Mr. Friedman and Mr. Zolty is a director of the Company. The loans, which are non-interest bearing and became due on May 18, 2018, remained outstanding as of December 31, 2021. As of December 31, 2021, the Company had accrued an obligation to issue warrants to purchase 49,500 and 198,000 shares, respectively, at an exercise price of $0.75 per share to the entity owned by Mr. Friedman and Mr. Zolty as a result of the Company’s failure to repay these notes by the maturity date.

In December 2018, the Company received a non-interest-bearing short-term advance in the amount of $100,000 from David Zolty. Because the short-term advance was not repaid by the Company on or before January 15, 2019, the Company was required under the terms of the advance to (i) issue to Mr. Zolty warrants to purchase 100,000 shares of common stock on such date and (ii) to further issue warrants to purchase 25,000 shares of common stock for each month that the advance remains outstanding after such date. As of December 31, 2021, the entire amount of the advance was outstanding. As of December 31, 2021, the Company was required to issue warrants to purchase an aggregate of 975,000 shares at an exercise price of $0.75 per share to Mr. Zolty in connection with this advance.

The Company has agreed to issue warrants to purchase 134,000 shares of common stock at an exercise price of $0.75 per share to Mr. Zolty in consideration of Mr. Zolty making a $134,000 payment to Yeda on the Company’s behalf in 2016. As of December 31, 2021, the Company had not issued the warrants to Mr. Zolty.

Darlene Soave was appointed to our Board of Directors effective March 25, 2021. On October 28, 2019, as amended most recently on December 31, 2021, the Company issued a convertible note payable to Ms. Soave that has a principal amount of $6,000,000. The convertible note, as amended, bears interest at 10% per annum and matures on October 28, 2022. Ms. Soave has the right, at her option, to convert the note into shares of the Company’s Series B Convertible Preferred Stock at a price of $7.50 per share at any time after the designation and sale of the Series B Convertible Preferred Stock. Interest accruing under the note will be payable upon the maturity of the note and may be paid at the Company’s option in either cash or shares of the Company’s common stock (calculated based upon $0.75 per share for purposes of calculating the number of shares of common stock to be issued). For each $500,000 advanced under the note, Ms. Soave will be issued a five-year warrant to purchase 400,000 shares of the Company’s common stock at an exercise price of $1.25 per share. During the years ended December 31, 2021 and 2021, the Company received advances of $1,500,000 and $1,500,000, respectively. As of December 31, 2021, $3,500,000 of principal under the convertible note was outstanding and the Company had issued warrants to purchase 2,800,000 shares of common stock at an exercise price of $1.25 per share to Ms. Soave.

George Verstraete was appointed to our Board of Directors on March 10, 2022. On March 10, 2022, the Company issued a convertible note payable to Mr. Verstraete that has a principal amount of $6,000,000. The note bears interest at a rate of 10% per annum and matures on March 10, 2023. Mr. Verstraete has the right, at his option, to convert the note into shares of the Company’s Series B Convertible Preferred Stock at a conversion price of $7.50 per share at any time after the designation and sale of the Series B Convertible Preferred Stock. Interest accruing under the note will be payable upon the maturity of the note and may be paid at the Company’s option in either cash or shares of the Company’s common stock (calculated based upon $0.75 per share for purposes of calculating the number of shares of common stock to be issued). For each $500,000 advanced under the note, Mr. Verstraete will be issued a five-year warrant to purchase 400,000 shares of the Company’s common stock at an exercise price of $1.25 per share. Mr. Verstraete advanced $1,000,000 to the Company under the note in March 2022, such that such amount is currently outstanding as of the date of filing.

Director Independence

None of our directors are independent, as that term is defined under the Nasdaq Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of fees for professional services rendered by our independent registered public accounting firm for the years ended December 31, 2021 and 2020:

	2021	2020

Audit Fees	$131,070	$141,625
Tax fees	18,540	—

	$149,610	$141,625

Audit fees represent fees for professional services performed for the audit of our annual financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

Tax fees were for tax compliance services for the years ended December 31, 2020 and 2019.

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

Exhibits

The following exhibits are included as part of this Annual Report:

Exhibit Number	Description

2.1 (1)	Share Exchange Agreement, dated June 30, 2014, by and between Cell Source, Ltd., and Ticket to See, Inc.
3.1 (1)	Articles of Association of Cell Source Limited, dated August 14, 2011, as amended on November 11, 2013
3.2 (2)	Articles of Incorporation of Ticket to See, Inc., dated June 6, 2012
3.3 (3)	Certificate of Amendment to Articles of Incorporation of Ticket to See, Inc., dated June 23, 2014
3.3 (4)	Certificate of Amendment to Articles of Incorporation of Ticket to See, Inc., dated May 20, 2014
3.4 (2)	Bylaws of Cell Source, Inc., dated June 6, 2012
3.5 (18)	Certificate of Designation with respect to Series A Preferred Stock dated November 14, 2016
4.1*	Description of Common Stock
10.1 (1)	Form of Subscription Agreement
10.2 (1)	Form of Registration Rights Agreement
10.4 (1)	Form of Consultant Warrant(8)
10.5 (1)	Form of Researcher Company Warrant
10.6 (1)	Form of Company Warrant
10.8 (1)	Research and License Agreement by and between Yeda Research and Development Company Limited and Cell Source Limited, dated October 3, 2011
10.9 (1)	Amendment to Research and License Agreement
10.10 (1)	Evaluation and Exclusive Option Agreement by and between Yeda Research and Development Company Limited and Cell Source Limited, dated Oct. 3, 2011 (included in Exhibit 10.7)
10.11 (1)	Amendment dated April 1, 2014 to Evaluation and Exclusive Option Agreement by and between Yeda Research and Development Company Limited and Cell Source Limited
10.12 (1)	Second Amendment dated June 22, 2014 to Evaluation and Exclusive Option Agreement by and between Yeda Research and Development Company Limited and Cell Source Limited
10.13 (1)	Consulting Agreement by and between Cell Source Limited and Professor Yair Reisner
10.14 (6)	Form of Amendment No. 1 to Registration Rights Agreement
10.15 (7)	Bridge Funding Agreement
10.16 (5)	Third Amendment dated June 22, 2014 to Evaluation and Exclusive Option Agreement by and between Yeda Research and Development Company Limited and Cell Source Limited
10.17 (8)	Form of Consulting Agreement pursuant to which the Company issued warrants to purchase an aggregate of 2,000,000 shares of the Company’s common stock
10.18 (9)	Form of Promissory Note issued to the Company’s Chief Executive Officer
10.19(10)	Form of March 2015 Promissory Note
10.20(10)	Form of March 2015 Warrant
10.21(11)	Form of Note Amendment Letter Agreement
10.22(11)	Form of May 2015 Note
10.23(11)	Form of May 2015 Warrant
10.24(12)	Form of Advisory/Consulting Agreement
10.25(13)	Zolty Promissory Note
10.26(13)	Zolty Warrant
10.27(13)	Form of July 2015 Convertible Promissory Note

10.28(13)	Form of July 2015 Warrant
10.29(15)	Form of Bridge Note Subscription Agreement
10.30(15)	Form of Convertible Note
10.31(15)	Form of March 2016 Note
10.32(15)	Form of March 2016 Warrant
10.33(18)	Form of July 2016 Warrants
10.34(18)	Second Amendment to Research and License Agreement dated as of November 28, 2016 between the Company and Yeda Research and Development Company Limited
10.35(18)	Third Amendment to Research and License Agreement dated as of March 29, 2018 between the Company and Yeda Research and Development Company Limited
10.36(18)	Fourth Amendment to Research and License Agreement dated as of March 30, 2018 between the Company and Yeda Research and Development Company Limited
10.36(a)*	Fifth Amendment to Research and License Agreement dated as of June 30, 2019 between the Company and Yeda Research and Development Company Limited
10.37(16)	Convertible Note due July 27, 2016
10.38(17)	Promissory Note dated May 10, 2016
10.39(19)	Sponsored Research Agreement dated November 28, 2018 between The University of Texas M.D. Anderson Cancer Center and Cell Source Limited**
10.39(a)(20)	Amendment No. 1 to Veto Cell Production and Clinical Trial Program Agreement dated as of April 4, 2019 between Cell Source Limited and the University of Texas M.D. Cancer Center**
10.39(b)*	Amendment No. 2 to Sponsored Research Agreement dated October 18, 2021 between the University of Texas MD Anderson Cancer Center and Cell Source Ltd. (28)
10.40(19)	Agreement for Veto Cell Production and Clinical Trial Program dated February 19, 2019 between The University of Texas M.D. Anderson Cancer Center and Cell Source Limited**
10.41(21)	2019 Equity Incentive Plan
10.42(21)	Stock Option Agreement dated as of August 11, 2019 before Cell Source, Inc. and Yair Reisner
10.43(21)	Stock Option Agreement dated as of August 11, 2019 between Cell Source, Inc. and Yair Reisner
10.44(21)	Convertible Promissory Note dated July 2, 2019
10.45(21)	Convertible Promissory Note dated May 20, 2019
10.46(21)	Promissory Note dated July 29, 2019
10.47(22)	Convertible Note effective October 28, 2019
10.48(22)	Sixth Amendment to Research and License Agreement effective December 31, 2019 between Yeda Research and Development Company Limited and Cell Source Limited**
10.49(23)	Convertible Promissory Note dated January 10, 2020
10.50(23)	Form of Placement Agent Warrant dated February 13, 2020
10.51(24)	Form of Securities Purchase Agreement between Cell Source, Inc. and Purchaser of 10% OID Convertible Promissory Note.
10.53(24)	Form of 10% OID Convertible Promissory Note.
10.54(24)	Form of Warrant issued to purchaser of 10% OID Convertible Promissory Note.
10.54(25)	Form of Warrant issued to Members of Scientific Advisory Board.
10.55(25)	Form of Warrant issued to Service Providers.
10.56(25)	Form of Director Stock Option Agreement.
10.57(25)	Form of Consultant Stock Option Agreement.
10.58(25)	Form of 8% Convertible Promissory Note.
10.59(25)	Form of Warrant issued to Purchasers of 8% Convertible Promissory Note
10.60(26)	Form of Note Exchange Agreement between Cell Source, Inc. and holder of 10% OID Convertible Promissory Note.
10.62(26)	Second Amended and Restated 10.0% Convertible Note.
10.63(26)	Seventh Amendment to Research and License Agreement dated November 15, 2020 between Yeda Research and Development Company Limited and Cell Source Limited
10.63(a)*	Eighth Amendment to Research and License Agreement dated as of December 2, 2021 between the Company and Yeda Research and Development Company Limited
10.64(27)	Third Amended and Restated Convertible Note issued to Darlene Soave.
10.68*	10% Convertible Note issued to George Verstraete.
21(14)	Subsidiaries
31.1*	Certification of principal executive and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of principal executive and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2014.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 6, 2012.
(3)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 26, 2014.
(4)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 6, 2014.
(5)	Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 19, 2014.
(6)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 8, 2014.
(7)	Incorporated by reference to the Company’s Registration Statement Form S-1/A filed with the Securities and Exchange Commission on September 23, 2014.
(8)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 30, 2014.
(9)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 2, 2014.
(10)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 1, 2015.
(11)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 3, 2015.
(12)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 10, 2015.
(13)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 28, 2015.
(14)	Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 13, 2015.
(15)	Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 14, 2016.
(16)	Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 13, 2016.
(17)	Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 15, 2016.
(18)	Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on July 25, 2018.
(19)	Incorporated by reference to the Company’s Form 10-K/A filed with the Securities and Exchange Commission on June 19, 2019.
(20)	Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 20, 2019.
(21)	Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 14, 2019.
(22)	Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 30, 2020.
(23)	Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 15, 2020.
(24)	Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020.
(25)	Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 13, 2020.
(26)	Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 15, 2021.
(27)	Incorporated by reference to the Company’s Form 10-Q filed by the Company with the Securities and Exchange Commission on August 12, 2021.
(28)	Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 15, 2021.
*	Filed Herewith
**	Certain information has been excluded from this exhibit because (i) it is not material and (ii) would be competitively harmful if publicly disclosed.

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CELL SOURCE, INC.

Dated: April 15, 2022	By:	/s/ Itamar Shimrat
	Name:	Itamar Shimrat
	Title:	Chief Executive Officer and
Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/s/ Dennis Brown	Chairman	April 15, 2022
Dennis Brown

By:	/s/ Itamar Shimrat	Chief Executive Officer, Chief Financial Officer and Director	April 15, 2022
	Itamar Shimrat	(Principal Executive, Financial and Accounting Officer)

By:	/s/ Ben Friedman	Director	April 15, 2022
Ben Friedman

By:	/s/ David Zolty	Director	April 15, 2022
David Zolty

By:	/s/ Darlene Soave	Director	April 15, 2022
Darlene Soave

By:	/s/ George Verstraete	Director	April 15, 2022
George Verstraete

CELL SOURCE, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Cell Source, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cell Source, Inc. and Subsidiary (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Common Stock Price

As discussed in Note 3 to the consolidated financial statements, the Company obtained a third-party valuation of its common stock price, which was used to estimate the fair value of equity instruments issued for stock based compensation as of and for the year ended December 31, 2021. The estimates used by management are considered highly complex and subjective. The independent valuation performed utilized the option pricing method, or OPM, as the most reliable method with the following steps being applied:

a)	Establishment of total enterprise or equity value;
b)	Analysis of equity rights for each class of security;
c)	Selection of appropriate model for valuation purposes;
d)	Determination of key valuation inputs; and
e)	Computation of the fair value of the subject security.

Under the OPM, it was determined the Company’s common stock fair value was $0.34 per share as of December 31, 2021, which included a discount for lack of marketability of 30%. Furthermore, the independent valuation determined the Company’s expected volatility was 90% by evaluating historical and implied volatilities of guideline companies.

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

The primary procedures we performed to address this critical audit matter included the following:

●	We identified and considered the relevance, reliability and sufficiency of the sources of data used by the Company in developing the assumptions used to determine the common stock price.

●	We obtained an understanding of the factors considered and assumptions made by management and the Company’s valuation specialist in developing the estimate of the common stock price, the sources of data relevant to these factors and assumptions and the procedures used to obtain the data and the methods used to calculate the estimate.

●	We evaluated the reasonableness of the valuation methods and assumptions used by management and the Company’s valuation specialist to estimate the common stock price and reperformed the calculation of the estimate of the common stock price with the assistance of our valuation specialists.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2014.

New York, NY
April 15, 2022

CELL SOURCE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020

Assets
Current Assets:
Cash	$93,095	$241,619
Prepaid expenses	203,750	177,569
Other current assets	16,922	29,651
Total Current Assets	313,767	448,839
Restricted cash	-	3,500
Total Assets	$313,767	$452,339

Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accounts payable	$223,041	$193,095
Accrued expenses	1,097,021	1,159,950
Accrued expenses - related parties	72,000	198,701
Accrued interest	532,960	515,910
Accrued interest - related parties	649,265	481,334
Accrued compensation	766,102	724,185
Notes payable	759,912	1,013,000
Notes payable - related parties	150,000	150,000
Convertible notes payable, net of debt discount of $71,124 and $82,403 as of December 31, 2021 and 2020, respectively	1,834,446	1,493,153
Convertible notes payable - related parties, net of debt discount of $0 and $75,317 as of December 31, 2021 and 2020, respectively	3,725,000	2,149,683
Advances payable	135,000	195,500
Advances payable - related party	100,000	100,000
Financing liability	27,926	-
Accrued dividend payable	67,229	25,210
Total Liabilities	10,139,902	8,399,721

Commitments and contingencies (Note 11)

Stockholders’ Deficiency:
Convertible Preferred Stock, $0.001 par value, 10,000,000 shares authorized;
Series A Convertible Preferred Stock, 1,335,000 shares designated, 1,342,195 shares issued and outstanding as of December 31, 2021 and 2020, respectively; liquidation preference of $10,066,463 and $10,091,672 as of December 31, 2021 and 2020, respectively	1,342	1,342
Series C Convertible Preferred Stock, 500,000 shares designated, 272,021 and 0 shares issued and outstanding as of December 31, 2021 and 2020, respectively; liquidation preference of $2,107,388 and $0 as of December 31, 2021 and 2020, respectively	272	-
Common Stock, $0.001 par value, 200,000,000 shares authorized; 34,360,546 and 32,538,411 shares issued and outstanding as of December 31, 2021 and 2020, respectively	34,361	32,538
Additional paid-in capital	21,316,318	17,724,731
Accumulated deficit	(31,178,428)	(25,705,993)
Total Stockholders’ Deficiency	(9,826,135)	(7,947,382)
Total Liabilities and Stockholders’ Deficiency	$313,767	$452,339

The accompanying notes are an integral part of these consolidated financial statements.

CELL SOURCE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2021	2020

Operating Expenses:
Research and development	$1,273,352	$834,943
Research and development - related party	50,056	163,611
General and administrative	2,695,164	2,639,482
Total Operating Expenses	4,018,572	3,638,036
Loss From Operations	(4,018,572)	(3,638,036)

Other (Expense) Income:
Interest expense	(380,230)	(397,727)
Interest expense - related parties	(248,971)	(238,429)
Amortization of debt discount	(408,619)	(140,771)
Amortization of debt discount - related party	(322,883)	(160,479)
Change in fair value of derivative liabilities	-	16,977
Gain on forgiveness of accrued interest	49,983	-
Gain on exchange of accrued interest for common stock	-	132,502
Loss on extinguishment of notes payable	(143,143)	(134,202)
Total Other Expense	(1,453,863)	(922,129)
Net Loss	(5,472,435)	(4,560,165)
Dividend attributable to Series A and Series C preferred stockholders	(973,205)	(877,736)
Net Loss Applicable to Common Stockholders	$(6,445,640)	$(5,437,901)

Net Loss Per Common Share - Basic and Diluted	$(0.19)	$(0.19)

Weighted Average Common Shares Outstanding -
Basic and Diluted	33,116,729	29,098,905

The accompanying notes are an integral part of these consolidated financial statements.

CELL SOURCE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Convertible Preferred				Convertible Preferred						Additional		Total
	Stock - Series A				Stock - Series C				Common Stock		Paid-In	Accumulated	Stockholders’
	Shares		Amount		Shares		Amount		Shares	Amount	Capital	Deficit	Deficiency

Balance, January 1, 2020		1,245,083		$1,245		-		$-	27,076,762	$27,077	$15,375,565	$(21,145,828)	$(5,741,941)

Issuance of Series A Convertible Preferred Stock for cash		97,112		97		-		-	-	-	728,250	-	728,347

Series A Convertible Preferred Stock dividends:
Accrual of earned dividends		-		-		-		-	-	-	(877,736)	-	(877,736)
Payment of dividends in kind		-		-		-		-	1,152,568	1,152	863,219	-	864,371

Issuance of warrants in connection with issuance of notes payable		-		-		-		-	-	-	259,208	-	259,208

Issuance of common stock in connection with extension of notes payable		-		-		-		-	752,500	752	187,373	-	188,125

Issuance of warrants in connection with issuance of advance payable		-		-		-		-	-	-	24,386	-	24,386

Issuance of common stock in exchange of accrued interest		-		-		-		-	265,534	266	66,383	-	66,649

Reclassification of derivative liabilities to equity		-		-		-		-	-	-	345,830	-	345,830

Issuance of common stock in connection with warrant exercise		-		-		-		-	1,995,376	1,995	-	-	1,995

Stock-based compensation:
Common stock		-		-		-		-	1,295,671	1,296	322,622	-	323,918
Options		-		-		-		-	-	-	115,800	-	115,800
Warrants		-		-		-		-	-	-	313,831	-	313,831

Net loss									-	-	-	(4,560,165)	(4,560,165)

Balance, December 31, 2020		1,342,195		1,342		-		-	32,538,411	32,538	17,724,731	(25,705,993)	(7,947,382)

Conversion of convertible notes payable and accrued interest into Series C Convertible Preferred Stock and common stock		-		-		272,592		273	134,891	135	2,145,233	-	2,145,641

Series C Convertible Preferred Stock and warrants issued in connection with loss on extinguishment of notes payable		-		-		14,429		14	-	-	143,411	-	143,425

Series A and C Convertible Preferred Stock dividends:
Accrual of earned dividends		-		-		-		-	-	-	(973,205)	-	(973,205)
Payment of dividends in kind		-		-		-		-	1,241,669	1,242	929,944	-	931,186

Issuance of common stock pursuant to cashless warrant exercise	-		-		-		-		125,071	125	(125)	-	-

Issuance of warrants in connection with issuance of convertible notes payable		-		-		-		-	-	-	480,195	-	480,195

Issuance of warrants in connection with exchange of convertible notes payable		-		-		-		-	-	-	139,728	-	139,728
											-
Warrants issued in satisfaction of accrued interest		-		-		-		-	-	-	247,566	-	247,566

Conversion of Series C Convertible Preferred Stock into common stock		-		-		(15,000)		(15)	150,000	150	(135)	-	-
											-
Warrants modification expense		-		-		-		-	-	-	29,000	-	29,000

Common stock issued in satisfaction of accrued compensation		-		-		-		-	15,099	16	7,081	-	7,097

Stock-based compensation:
Common stock		-		-		-		-	155,405	155	72,885	-	73,040
Options		-		-		-		-	-	-	206,400	-	206,400
Warrants		-		-		-		-	-	-	163,609	-	163,609

Net loss		-		-		-		-	-	-	-	(5,472,435)	(5,472,435)

Balance, December 31, 2021		1,342,195		$1,342		272,021		$272	34,360,546	$34,361	$21,316,318	$(31,178,428)	$(9,826,135)

The accompanying notes are an integral part of these consolidated financial statements.

CELL SOURCE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Years Ended
	December 31,
	2021	2020

Cash Flows From Operating Activities:
Net loss	$(5,472,435)	$(4,560,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	-	(16,977)
Amortization of debt discount	731,502	301,250
Gain on forgiveness of accrued interest	(49,983)	-
Loss on extinguishment of notes payable	143,143	134,202
Gain on exchange of accrued interest for common stock	-	(132,502)
Warrant modification expense	29,000	-
Non-cash interest expense - warrants	119,450	284,555
Stock-based compensation:
Options	206,400	115,800
Warrants	160,045	319,358
Common stock	52,956	356,510
Changes in operating assets and liabilities:
Prepaid expenses	294,319	(120,373)
Other current assets	12,729	28
Accounts payable	29,946	57,680
Accrued expenses	(62,929)	75,091
Accrued expenses - related parties	(126,701)	3,367
Accrued interest	270,964	155,024
Accrued interest - related parties	210,250	159,067
Accrued compensation	72,662	93,454
Net Cash Used In Operating Activities	(3,378,682)	(2,774,631)

Cash Flows From Financing Activities:
Proceeds from issuance of Series A Preferred Stock	-	728,347
Proceeds from issuance of convertible notes payable	2,407,820	1,047,500
Proceeds from issuance of convertible notes payable - related party	1,500,000	1,500,000
Proceeds from issuance of notes payable	-	100,000
Proceeds from warrant exercise	-	1,995
Repayment of notes payable	(203,088)	(200,000)
Repayment of convertible notes payable	(125,000)	(146,000)
Repayment of financing liability	(292,574)	-
Proceeds from advances payable	-	114,000
Repayment of advances payable	(60,500)	(154,000)
Net Cash Provided By Financing Activities	3,226,658	2,991,842

Net (Decrease) Increase In Cash and Restricted Cash	(152,024)	217,211

Cash and Restricted Cash - Beginning of Year	245,119	27,908

Cash and Restricted Cash - End of Year	$93,095	$245,119

Cash and restricted cash consisted of the following:
Cash	$93,095	$241,619
Restricted cash	-	3,500
	$93,095	$245,119

The accompanying notes are an integral part of these consolidated financial statements.

CELL SOURCE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Year Ended
	December 31,
	2021	2020

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$-	$70,379
Income taxes	$20,768	$-

Non-cash investing and financing activities:
Accrual of earned preferred stock dividends	$(973,205)	$(877,736)
Common stock issued in connection with payment of Series A Convertible Preferred Stock dividends in-kind	$931,186	$864,371
Conversion of convertible notes payable and accrued interest into Series C Preferred Stock and common stock	$2,145,641	$-
Series C Convertible Preferred Stock issued in connection with loss on extinguishment of notes payable	$143,425	$-
Reclassification of derivative liabilities to equity	$-	$345,830
Conversion of Series C Convertible Preferred Stock into common stock	$150	$-
Issuance of common stock pursuant to cashless warrant exercise	$125	$-
Common stock issued in satisfaction of accrued compensation	$7,097	$-
Financing of Directors and Officer’s insurance	$320,500	$-
Accrued interest converted into notes payable	$41,950	$-
Issuance of warrants in connection with the issuance of notes payable	$480,195	$-
Issuance of warrants in satisfaction of accrued interest	$247,566	$66,649
Issuance of placement agent warrants	$-	$10,907
Issuance of common stock as debt discount in in connection with extension of notes payable	$-	$188,125
Original issue discount in connection with convertible note payable	$-	$58,556
Repayment of convertible note payable and accrued interest by third party	$-	$100,896
Warrants and conversion options issued in connection with issuance and extension of notes payable	$-	$259,208
Accrual of warrants payable in connection with issuance of convertible notes payable	$-	$82,006
Warrants issued in connection with issuance of advance payable	$-	$24,386

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

Risks and Uncertainties

The novel coronavirus (“COVID-19”) pandemic continues to impact global economic conditions. The Company is closely monitoring the outbreak of COVID-19 and its impact on the Company’s operations, financial position, cash flows and its industry in general. The Company considered the impact of COVID-19 on its business and operational assumptions and estimates, and determined there were no material adverse impacts on the Company’s results of operations and financial position as of December 31, 2021.

Similarly, the economic uncertainty caused by the COVID-19 pandemic has made and may continue to make it difficult for the Company to forecast operating results, including the timing and ability of the Company to initiate and/or complete current and/or future preclinical studies and/or clinical trials, disrupt the Company’s regulatory activities, and/or have other adverse effects on the Company’s clinical development. The duration and extent of the impact from the COVID-19 pandemic depend on future developments that cannot be accurately predicted at this time, and if the Company is not able to respond to and manage the impact of such events effectively, the Company’s business may be harmed.

There can be no assurance that precautionary measures, whether adopted by the Company or imposed by others, will be effective, and such measures could negatively affect the Company’s financial condition, cash flows, and results of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 – Going Concern and Management’s Plans

During the years ended December 31, 2021 and 2020, the Company had not generated any revenues, had recurring net losses of approximately $5,472,000 and $4,560,000, respectively, and used cash in operations of approximately $3,379,000 and $2,775,000, respectively. As of December 31, 2021, the Company had a working capital deficiency of approximately $9,826,000 and an accumulated deficit of approximately $31,178,000. As of December 31, 2021 and through the date of this filing, notes payable with principal amounts totaling $1,554,912 and $1,329,912, respectively, were past due and are classified as current liabilities on the consolidated balance sheet as of December 31, 2021. The Company will continue to incur net operating losses to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date these financial statements are issued. Subsequent to December 31, 2021 and as more fully described in Note 13, Subsequent Events, the Company received aggregate proceeds of $1,245,000 from the issuance of convertible notes.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and the amounts disclosed in the related notes to the financial statements. Management bases its estimates and judgements on historical experience and on various other assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities reported in the Company’s balance sheets and the amounts of expenses reported for each of the periods presented are affected by estimates and assumptions, which are used for, but not limited to, fair value calculations for equity securities, and stock-based compensation. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates. Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the consolidated financial statements in the period that they are determined to be necessary. See the Stock-Based Compensation section of this footnote for additional discussion of the use of estimates in estimating the fair value of the Company’s common stock.

Cash and Cash Equivalents

The Company considers all highly-liquid instruments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2021 and 2020, the Company did not have any cash equivalents. The Company maintains cash in bank accounts, which, at times, may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company has not experienced any losses in such accounts, periodically evaluates the creditworthiness of the financial institutions and has determined the credit exposure to be negligible. The Company’s foreign bank accounts are not subject to FDIC insurance.

Convertible Instruments

The Company evaluates its convertible instruments to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for in accordance with Topic 815 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The accounting treatment of derivative financial instruments requires that the Company record embedded conversion options and any related freestanding instruments at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. Embedded conversion options and any related freestanding instruments are recorded as a discount to the host instrument and are amortized as interest expense over the term of the related debt instrument.

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

The Company’s policy is to classify assessments, if any, for tax-related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of operations. Tax related interest and penalties of $20,768 and $0 were charged to the consolidated statements of operations during the years ended December 31, 2021 and 2020, respectively.

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

Because the Company’s common stock historically was not actively traded on a public market, the fair value of the Company’s restricted equity instruments is estimated by management based on observations of the sales prices of both restricted and freely tradable common stock, or instruments convertible into common stock based on the option pricing model discussed below. The Company obtained a third-party valuation of its common stock as of December 31, 2021 and 2020, which was considered in management’s estimation of fair value during the years ended December 31, 2021 and 2020. The third-party valuation was performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The estimates used by management are considered highly complex and subjective. The Company anticipates that once its shares become more actively traded, the use of such estimates will no longer be necessary to determine the fair value of its common stock.

The independent appraisals utilized the option pricing method, or OPM, as the most reliable method with the following steps being applied:

●	Establishment of total enterprise or equity value;

●	Analysis of equity rights for each class of security;
●	Selection of appropriate model for valuation purposes;
●	Determination of key valuation inputs; and
●	Computation of the fair value of the subject security.

Under the OPM, it was determined the Company’s common stock had a fair value of $0.34 and $0.47 per share as of December 31, 2021 and 2020, respectively, which included a discount for lack of marketability of 30%. Furthermore, the independent appraisal determined the Company’s expected volatility was 90% by evaluating historical and implied volatilities of guideline companies.

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

The Company recorded approximately $99,000 and $14,000 of transaction losses for the years ended December 31, 2021 and 2020, respectively. Such amounts have been classified within general and administrative expenses in the accompanying consolidated statements of operations.

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

The common stock equivalents associated with the following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	December 31,
	2021	2020

Options	6,182,004	5,332,004
Warrants	11,108,079	7,580,676
Convertible notes [1] [2]	2,169,929	1,606,219
Convertible preferred stock	16,142,160	13,421,950
Total	35,602,172	27,940,849

[1]	Convertible notes are assumed to be converted at the rate of $0.75 per common share, which is the conversion price as of December 31, 2021. However, as further described in Note 8, Notes Payable, such conversion rates are subject to adjustment under certain circumstances, which may result in the issuance of common shares greater than the amount indicated.

[2]	Excludes shares of common stock underlying convertible notes that are expected to become convertible into shares of Series B Convertible Preferred Stock since such stock had not been designated by the Company as of December 31, 2021.

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) and its components in its consolidated financial statements. Comprehensive income (loss) consists of net loss and foreign currency translation adjustments affecting stockholders’ deficiency that, under U.S. GAAP, are excluded from net loss. The differences between net loss as reported and comprehensive income (loss) have historically been immaterial. As of December 31, 2021, the exchange rate between the U.S. Dollar and the New Israeli Shekel was 1 to 3.21 and the weighted average exchange rate for the year then ended was 1 to 3.09. As of December 31, 2020, the exchange rate between the U.S. Dollar and the New Israeli Shekel was 1 to 3.10 and the weighted average exchange rate for the year then ended was 1 to 2.90.

Reclassifications

Certain prior period amounts have been reclassified to conform to the fiscal 2021 presentation, including cash accounts that have been reclassified from cash to restricted cash and amounts related to a convertible notes payable have been reclassified to disclose that they relate to a note that is payable to a related party. These reclassifications have no impact on the previously reported net loss.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but through the date these financial statements are issued. Based upon that evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements except as disclosed in Note 13, Subsequent Events.

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

In November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments — Credit Losses” (“ASU 2019-11”). ASU 2019-11 is an accounting pronouncement that amends ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments update guidance on reporting credit losses for financial assets. These amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. All entities may adopt the amendments through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). The adoption of ASU 2019-11 on January 1, 2022 did not have a material impact on its financial position, results of operations, and cash flows.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021. The adoption of ASU 2019-12 on January 1, 2022 did not have a material impact on its financial position, results of operations, and cash flows.

In August 2020, the FASB issued ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” which simplifies the accounting for convertible instruments by eliminating certain accounting models when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in-capital. Under this ASU, certain debt instruments with embedded conversion features will be accounted for as a single liability measured at its amortized cost. Additionally, this ASU eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments. The new guidance is effective for annual periods beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2020-06 effective January 1, 2022 which eliminated the need to assess whether a beneficial conversion feature needed to be recognized upon either (a) the future issuance of new convertible notes; or (b) the resolution of any contingent beneficial conversion features.

In May 2021, the Financial Accounting Standards Board (the “FASB”) issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Issuers should apply the new standard prospectively to modifications or exchanges occurring after the effective date of the new standard. Early adoption is permitted, including adoption in an interim period. If an issuer elects to early adopt the new standard in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The adoption of ASU 2021-04 on January 1, 2022 did not have a material impact on its financial position, results of operations, and cash flows.

Note 4 – Fair Value

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all of the Company’s instruments recorded at fair value, which were all Level 3 liabilities measured at fair value on a recurring basis using unobservable inputs during the years ended December 31, 2021 and 2020:

	Accrued	Accrued	Derivative
	Interest	Compensation	Liability	Total

Balance - January 1, 2020	$173,275	$57,952	$351,900	$583,127

Accrued compensation - common stock	-	10,021	-	10,021
Accrued interest - common stock	56,875	-	-	56,875
Accrued interest - warrants	117,806	-	-	117,806
Accrued interest - warrants - related party	47,563	-	-	47,563
Change in fair value	201,192	39,275	(16,977)	223,490
Issuance of warrants	-	(10,877)	10,907	30
Issuance of common stock	(56,875)	(11,418)	-	(68,293)
Reclassification of derivative liabilities to equity	-	-	(345,830)	(345,830)

Balance - December 31, 2020	539,836	84,953	-	624,789

Change in fair value	(54,783)	(23,647)		(78,430)
Accrual of warrant obligation	164,857	-	-	164,857
Issuance of warrants	(247,566)	-	-	(247,566)

Balance - December 31, 2021	$402,344	$61,306	$-	$463,650

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

In applying the Black-Scholes option pricing model utilized in the valuation of Level 3 liabilities, the Company used the following approximate assumptions:

	For the Year Ended
	December 31,
	2021	2020

Risk-free interest rate	0.87%-1.26%	0.28% - 0.37%
Expected term (years)	4.00-5.00	4.00 - 5.00
Expected volatility	90%	90%-110%
Expected dividends	0.00%	0.00%

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

As of December 31, 2021, the Company had an obligation to issue 154,495 shares of common stock to service providers that had a fair value of $52,528, which was a component of accrued compensation on the consolidated balance sheets.

See Note 8, Notes Payable and Note 11, Commitments and Contingencies for additional details associated with the issuance of warrants which were deemed to be derivative liabilities.

Note 5 – Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2021	2020

Accrued research and development	$596,773	$709,574
Accrued third-party payments	4,816	116,326
Accrued legal fees	118,687	113,996
Accrued other professional fees	336,517	201,805
Accrued director compensation	9,750	9,750
Other accrued expenses	30,478	8,499
Total accrued expenses	$1,097,021	$1,159,950

See Note 10, Stockholders’ Deficiency – Stock Warrants for details associated with the extinguishment of accrued compensation to the Company’s Scientific Advisory Board.

Note 6 – Accrued Compensation

Accrued compensation consisted of the following:

	December 31,
	2021	2020

Withholding tax	$124,718	$122,457
Social security	40,616	39,211
Stock-based compensation - common stock	52,528	72,613
Stock-based compensation - warrants	8,777	12,341
Pension insurance	241,733	206,067
Accrued payroll	88,753	84,745
Vacation	65,898	57,111
Severance	143,079	129,640
Total accrued compensation	$766,102	$724,185

Note 7 – Advances Payable

Advances payable and advances payable – related party represent cash received from lenders. See Note 12, Related Party Transactions.

On May 6, 2020, in connection with an advance in the amount of $100,000, the Company issued a five-year immediately vested warrant to purchase 200,000 shares of common stock at $0.75 per share. The warrant had an issuance date relative fair value of $24,386, which was recorded as interest expense on the consolidated statement of operations.

During the years ended December 31, 2021 and 2020, the Company received cash advances of $0 and $114,000, respectively, and repaid cash advances of $60,500 and $154,000, respectively.

Note 8 – Notes Payable

The Company has a variety of outstanding debt instruments consisting of: a) notes payable, b) notes payable to related parties, c) convertible notes payable, and d) convertible notes payable to related parties. The notes within each of those groups are described in the sections below.

As of December 31, 2021 and through the date of this filing, notes payable with principal amounts totaling $1,554,912 and $1,329,912, respectively, were past due and are classified as current liabilities on the consolidated balance sheet as of December 31, 2021. Such notes continue to accrue interest and all relevant penalties have been accrued as of December 31, 2021. Of such past due notes payable, a holder of a note with principal amount of $250,000 issued a notice of default. See Note 11, Commitments and Contingencies – Litigation for additional details. The Company is in negotiations with all holders of notes payable to extend the maturity dates of such notes or to convert the principal and accrued interest into equity.

During the years ended December 31, 2021 and 2020, the Company recorded interest expense of $629,201 and $636,156, respectively, and amortization of debt discount of $731,502 and $301,250 respectively. As of December 31, 2021 and 2020, the Company had $1,182,225 and $997,244, respectively, of accrued interest (including interest in the form of warrants (see Note 4)) and penalties related to notes payable, which is included with accrued interest and accrued interest – related parties on the consolidated balance sheets.

a) Notes payable consist of the following:

		December 31,
		2021	2020

i)	Notes issued on March 26, 2015	$296,912	$500,000
	Note issued on May 15, 2015	250,000	250,000
	Note issued on May 10, 2016	53,000	53,000
iv)	Notes issued on various dates from July 20, 2016 to October 13, 2016	60,000	60,000
	Note issued on February 26, 2018	100,000	100,000
vii)	Note issued on July 29, 2019	-	50,000

		$759,912	$1,013,000

Details regarding certain of these notes are as follows (which numbering corresponds to the above table):

i)	On April 15, 2020, the maturity date a promissory note in the principal amount of $250,000, originally due in 2015, was extended to April 15, 2021. In connection with this extension, the Company issued an aggregate of 375,000 shares of common stock to the holder with a fair value of $93,750. The Company determined the extension was a note extinguishment and recorded a loss on extinguishment of notes payable of $93,750 in the consolidated statements of operations during the year ended December 31, 2020. During year ended December 31, 2021, the Company paid $203,088 to noteholders as a partial repayment of principal such that the notes had $296,912 outstanding as of December 31, 2021 after the partial repayment. See Note 11- Commitments and Contingencies - Litigation for information regarding the partial repayment of these notes during 2021 in connection with a legal matter related to certain of these notes. As of the date of filing, this note was past due.

iv)	On April 15, 2020, the maturity date a promissory note in the principal amount of $100,000, originally due in 2016, was extended to April 15, 2021. In connection with this extension, the Company issued an aggregate of 150,000 shares of common stock to the holder with a fair value of $37,500. The Company determined the extension was a note extinguishment and recorded a loss on extinguishment of notes payable of $37,500 in the consolidated statements of operations during the year ended December 31, 2020. On July 29, 2020, the Company fully repaid the principal of a promissory note in the amount of $100,000. As of the date of filing, this note was past due.

vii)	On November 9, 2021, the Company entered into an agreement with a noteholder to exchange a note payable in the principal amount of $50,000 for 14,429 shares of Series C Convertible Preferred Stock and immediately vested five-year warrants to purchase 144,290 shares of the Company’s common stock at an exercise price of $1.25 per share. The exchange was accounted for as a debt extinguishment and, as such, the Company recorded a loss on extinguishment of $93,425 on its consolidated statement of operations during the year ended December 31, 2021.

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

b) Notes payable due to related parties consist of the following:

	December 31,
	2021	2020

Note issued on November 26, 2014	$50,000	$50,000
Note issued on July 20, 2015	100,000	100,000

	$150,000	$150,000

c) Convertible notes payable consist of the following:

		December 31,
		2021	2020

i)	Convertible notes issued on July 24, 2015, net of debt discount of $0 and $7,247 as of December 31, 2021 and 2020	$20,000	$137,753
	Convertible notes issued on October 7, 2015	265,000	265,000
	Convertible notes issued on May 18, 2017	135,000	135,000
iv)	Convertible notes issued on July 29, 2020, net of debt discount of $0 and $12,318 as of December 31, 2021 and 2020, respectively	-	543,238
v)	Convertible notes issued between October 11 and October 15, 2020, net of debt discount of $0 and $14,402 as of December 31, 2021 and 2020, respectively	-	135,598
vi)	Convertible notes issued between December 11 and December 15, 2020, net of debt discount of $0 and $48,435 as of December 31, 2021 and 2020, respectively	-	276,565
vii)	Convertible notes issued between July 8 and December 15, 2021, net of debt discount of $71,124 as of December 31, 2021	1,414,446	-
		$1,834,446	$1,493,153

Details regarding certain of these notes are as follows (which numbering corresponds to the above table):

i)	On various dates from February 20, 2020 through February 24, 2020, the maturity dates of three convertible notes in the aggregate principal amount of $145,000 were extended to February 15, 2021. The notes had previous maturity dates ranging from January 2017 to February 2018. In connection with these extensions, the parties agreed that (i) the Company would issue an aggregate of 227,500 shares of common stock to the holders with a fair value of $56,875 and (ii) a conversion price floor of $0.75 per share would be established. The Company determined the transaction was a note modification and the fair value of the common stock was setup as a debt discount and will be amortized over the amended term of the notes. On March 31, 2020, the Company issued the shares of common stock.

On March 11, 2021, the Company entered into convertible note purchase agreements with two noteholders whereby the Company agreed to repurchase an aggregate of $125,000 of convertible notes payable for the same amount in cash, at which time the notes were cancelled. In connection with the repayment, the parties agreed that the Company was no longer required to pay accrued interest associated with the notes payable in the amount of $49,983. As a result, the Company recognized a gain on forgiveness of accrued interest of $49,983 on its consolidated statement of operations during the year ended December 31, 2021.

iv)	On July 29, 2020, the Company issued a convertible note payable in the principal amount of $555,556 for net proceeds of $497,500 (gross proceeds of $500,000 less $2,500 of issuance costs) which matures on January 29, 2021. The note accrues interest at 13% per annum and is convertible into common stock at the lower of (i) a conversion price of $0.75 per share (the “Fixed Conversion Price”) or (ii) in the event of a default, as defined in the note, a conversion price of 65% of the lowest volume weighted average price for the ten consecutive trading days ending on the trading day that is immediately prior to the applicable conversion date (the “Default Conversion Price”). The Default Conversion Price shall not apply before March 29, 2021. So long as the convertible note is outstanding, upon any issuance by the Company of any equity at an effective price lower than the conversion price (the “Base Conversion Price”), then the conversion price shall be reduced to equal such Base Conversion Price. The Company determined the embedded conversion option in connection with the Default Conversion Price should not be bifurcated and accounted for as a derivative liability. The original issuance discount of $55,556 and debt issuance costs of $2,500 were each recorded as a debt discount and will be amortized over the term of the note. In connection to the issuance of the convertible note payable, the Company issued a five-year immediately vested warrant to purchase 146,199 shares of common stock at an exercise price of $0.95 per share, which may be exercised on a cashless basis. The warrant had an issuance date relative fair value of $20,098, which was recorded as a debt discount and will amortized over the term of the note.

On January 28, 2021, the Company issued a convertible note payable in the amount of $647,222 which matures on July 28, 2021 in exchange for another note in the principal amount of $555,556 that accrued interest at 13% per annum and had accrued interest of $41,948. The new note accrues interest at 8% per annum and such interest is payable at maturity, at the Company’s option, in cash or as payment-in-kind in common stock at a rate of $0.75 per share. The note is convertible at the holder’s option into Series C Convertible Preferred Stock at a price of $7.50 per share and automatically converts into Series C Convertible Preferred Stock on the maturity date. In connection with the issuance of the convertible note, the Company issued a five-year immediately vested warrant to purchase 517,778 shares of common stock at an exercise price $1.25 per share. The warrants had an issuance date fair value of $106,183 that was recognized immediately. The Company determined the transaction was an extinguishment and, as a result, recognized a loss on extinguishment of notes payable of $49,718 on the consolidated statement of operations during the year ended December 31, 2021. This convertible note payable was converted into Series C Convertible Preferred Stock during the year ended December 31, 2021. See elsewhere in this note for additional details.

v)	On October 15, 2020, the Company issued a convertible note payable in the principal amount of $100,000 the note accrues interest at 8% per annum and matures six months from issuance. Interest is payable at maturity at the option of the holder or may be paid at the option of the Company is cash or shares of the Company’s common stock at $0.75 per share. This note will automatically convert on the maturity date into shares of Series B Convertible Preferred Stock at a conversion price of $7.50 per share. The Company issued a five-year immediately vested warrant for the purchase of 80,000 shares of common stock at an exercise price of $1.25 per share. The warrant had an issuance date relative fair value of $16,382 which was recorded as a debt discount and will amortized over the term of the note.

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

During the year ended December 31, 2021, the notes were converted into Series C Convertible Preferred Stock. See below for details.

vi)	On December 11, 2020, the Company issued a convertible note payable in the principal amount of $50,000 the note accrues interest at 8% per annum and matures six months from issuance. Interest is payable at maturity at the option of the holder or may be paid at the option of the Company is cash or shares of the Company’s common stock at $0.75 per share. This note will automatically convert on the maturity date into shares of Series C Convertible Preferred Stock at a conversion price of $7.50 per share. The Company issued a five-year immediately vested warrant for the purchase of 40,000 shares of common stock at an exercise price of $1.25 per share. The warrant had an issuance date relative fair value of $8,197 which was recorded as a debt discount and will be amortized over the term of the note.

On December 15, 2020, the Company issued a convertible note payable in the principal amount of $25,000 the note accrues interest at 8% per annum and matures six months from issuance. Interest is payable at maturity at the option of the holder or may be paid at the option of the Company is cash or shares of the Company’s common stock at $0.75 per share. This note will automatically convert on the maturity date into shares of Series C Convertible Preferred Stock at a conversion price of $7.50 per share. The Company issued a five-year immediately vested warrant for the purchase of 20,000 shares of common stock at an exercise price of $1.25 per share. The warrant had an issuance date relative fair value of $4,009 which was recorded as a debt discount and will be amortized over the term of the note.

On December 15, 2020, the Company issued a convertible note payable in the principal amount of $250,000 the note accrues interest at 8% per annum and matures six months from issuance. Interest is payable at maturity at the option of the holder or may be paid at the option of the Company is cash or shares of the Company’s common stock at $0.75 per share. This note will automatically convert on the maturity date into shares of Series C Convertible Preferred Stock at a conversion price of $7.50 per share. The Company issued a five-year immediately vested warrant for the purchase of 200,000 shares of common stock at an exercise price of $1.25 per share. The warrant had an issuance date relative fair value of $40,985 which was recorded as a debt discount and will be amortized over the term of the note.

During the year ended December 31, 2021, the notes were converted into Series C Convertible Preferred Stock. See below for details.

vii)	During the year ended December 31, 2021, the Company issued convertible notes payable in the aggregate principal amount of $2,407,820 which have maturity dates ranging from July 7, 2021 through June 15, 2022. The notes accrue interest at 8% per annum and are convertible at any time at the option of the holder into the Company’s Series C Convertible Preferred Stock at a conversion price of $7.50 per share. The notes automatically convert into Series C Convertible Preferred Stock on the maturity date. In connection with the issuances, the Company issued five-year immediately vested warrants to purchase an aggregate of 1,926,358 shares of common stock at an exercise price $1.25 per share. The warrants had an issuance date relative fair value of $397,485 which will be amortized over the term of the notes. Of the notes that were issued during the year (a) notes with principal amount of $922,250 were converted during the year ended December 31, 2021 (see elsewhere in this Note for details) and (b) notes with principal amount of $1,375,698 were converted subsequent to December 31, 2021 (see Note 13 for details).

During the year ended December 31, 2021, the certain of these notes were converted into Series C Convertible Preferred Stock. See below for details.

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

During the year ended December 31, 2021, convertible notes payable in the aggregate principal amount $2,044,473 were converted into 272,592 shares of Series C Convertible Preferred Stock at an effective conversion price of $7.50 per share. The Company elected to convert accrued interest on the same convertible notes payable in the aggregate amount of $101,168 into 134,891 shares of common stock at an effective conversion price of $0.75 per common share. The Company analyzed the notes for a beneficial conversion feature and determined that there was none because the notes have an effective conversion price of $0.75 per share of underlying common stock, which exceeds the $0.47 per share commitment date fair value of the common stock.

d) Convertible notes payable due to related parties consist of the following:

	December 31,
	2021	2020

i) Convertible notes issued on May 18, 2017	$225,000	$225,000
ii) Convertible note issued on October 28, 2019, net of debt discount of $0 and $75,317 as of December 31, 2021 and 2020, respectively	3,500,000	1,924,683
	$3,725,000	$2,149,683

i)	As of December 31, 2021, the Company had accrued an obligation to issue warrants to purchase 247,500 shares of common stock at an exercise price of $0.75 per share as a result of the Company’s failure to repay these notes on the May 18, 2018 maturity date. As a result, the Company had accrued an aggregate of $41,106 associated with the fair value of these obligations as of December 31, 2021, which amount is included in accrued interest – related parties on the consolidated balance sheets.

ii)	On March 2, 2020, the Company received further proceeds of $500,000 through a previously issued convertible note dated October 28, 2019 in the then-principal amount of up to $1,500,000, such that the Company had received aggregate proceeds of $1,000,000 under the convertible note (the “Soave Note”).

On June 18, 2020, the Company received further proceeds of $500,000 under the Soave Note, such that the Company had now received aggregate proceeds of $1,500,000 under the convertible note. In connection with the receipt of these proceeds, the Company issued a five-year immediately vested warrant for the purchase of 1,200,000 shares of common stock at an exercise price of $1.25 per share. The warrant had an issuance date relative fair value of $153,790, which was recorded as a debt discount and will amortized over the term of the note. The Soave Note had an original maturity date of October 31, 2020.

On December 3, 2020, the Company and Ms. Soave entered into an agreement whereby the maturity date of the note was extended to October 31, 2021, the Company received additional proceeds of $500,000, the principal amount was increased to $2,000,000 and the interest rate was increased from 8% to 10% (effective on the date of receipt of funds). Lastly, in connection with the amendment, the Company accrued an obligation to issue a five-year immediately vested warrant for the purchase of 400,000 shares of common stock at an exercise price of $1.25 per share with a relative fair value of $82,006 which was recorded as a debt discount and will be amortized over the term of the note. The obligation to issue these warrants was included within accrued interest on the consolidated balance sheets as of December 31, 2020. The warrants were issued in 2021 and had an issuance date fair value of $82,350.

Ms. Soave was appointed to the Company’s Board of Directors effective March 25, 2021, such that she became a related party as of such date and, accordingly, the note was payable to a related party. Effective March 2, August 5, and December 31, 2021, the Company amended the Soave Note. In connection with the amendments, during the year ended December 31, 2021, the Company (i) received further proceeds of $1,500,000, such that as of December 31, 2021, an aggregate of $3,500,000 of proceeds were outstanding under the note, (ii) increased the principal amount to $6,000,000, (iii) issued five-year immediately vested warrants for the purchase of 1,200,000 shares of common stock at an exercise price of $1.25 per share that had an issuance date fair value of $247,567 which will be amortized over the term of the note, (iv) extended the maturity date to October 28, 2022 (v) and provided Ms. Soave the ability to elect to convert the Soave Note into shares of Series B Convertible Preferred Stock at a conversion price of $7.50 per share at any time after the creation of the Series B Convertible Preferred Stock and before the maturity date.

As of the date of issuance of the Soave Note, December 31, 2021 and through the date of filing, the Series B Convertible Preferred Stock had not been designated by the Board nor had the Company sold shares of its Series B Convertible Preferred Stock. As a result, as the definition of a firm commitment had not been met since the note was not convertible as of its date of issuance or as of December 31, 2021, the Company did not analyze the Soave Note’s embedded conversion option to determine if it qualifies as a derivative financial instrument or beneficial conversion feature.

Note 9 – Income Taxes

The loss before income taxes consists of the following US and Israeli components:

	For the Years Ended December 31,
	2021	2020

United States	$(4,957,487)	$(4,074,379)
Israel	(514,947)	(485,786)
Loss before income taxes	$(5,472,434)	$(4,560,165)

The provision for income taxes consists of the following expenses (benefits):

	For the Years Ended December 31,
	2021	2020

Deferred tax benefit:
Federal	$(994,748)	$(883,028)
Foreign	(118,438)	(111,731)
US State and local	(658,716)	(546,636)
	(1,771,902)	(1,541,395)
Change in valuation allowance	1,771,902	1,541,395
Provision for income taxes	$-	$-

The provision for income taxes differs from the United States federal statutory rate as follows:

	For the Years Ended December 31,
	2021	2020

Tax expense at the federal statutory rate	(21.0)%	(21.0)%
State and local taxes, net of federal benefit	(11.8)%	(11.6)%
Statutory rate differential - domestic versus foreign	(0.2)%	(0.2)%
Permanent differences	0.0%	0.9%
Research and development tax credits	0.0%	0.0%
Prior period true-up and other	0.6%	(1.9)%
Change in valuation allowance	32.4%	33.8%
Effective income tax rate	0.0%	0.0%

Deferred tax assets consist of the following:

	As of December 31,
	2021	2020

Net operating loss carryforwards	$8,950,435	$7,196,269
Stock-based compensation	539,058	424,524
Deferred foreign research and development expenses	26,753	54,214
Research and development tax credits	-	69,337
Deferred tax assets	9,516,246	7,744,344
Valuation allowance	(9,516,246)	(7,744,344)
Deferred tax assets, net	$-	$-

As of December 31, 2021 and 2020, the Company had approximately $16,500,000 and $11,400,000 of domestic federal, state and local net operating loss carryforwards (“NOLs”), respectively, that may be available to offset future taxable income in that jurisdiction. Approximately $4,000,000 of those NOLs from both periods will expire during the years ranging from 2034 to 2037. The balances of approximately $12,500,000 and $7,400,000 for the years ended December 31, 2021 and 2020, respectively, have no expiration dates for federal and local purposes, but expire in 2038 to 2041 for state purposes. The utilization of NOLs to offset future taxable income may be subject to annual limitations under Internal Revenue Code Section 382 and similar state and local statutes as a result of ownership changes that could occur in the future. As of December 31, 2021 and 2020, the Company had approximately $14,500,000 and $13,900,000 of Israeli NOLs, respectively, that may be available to offset future taxable income in that jurisdiction. Those NOLs have no expiration dates.

The Company has assessed the likelihood that deferred tax assets will be realized in accordance with the provisions of ASC 740 Income Taxes (“ASC 740”). ASC 740 requires that such a review considers all available positive and negative evidence, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. ASC 740 requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. After the performance of such reviews as of December 31, 2021 and 2020, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of those dates. Thus, the Company increased the valuation allowance by $1,771,902 and $1,541,395 during the years ended December 31, 2021 and 2020, respectively.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2021 and 2020. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

The Company’s domestic federal tax returns remain subject to audit, beginning with the 2016 tax returns. The Company intends to file its Israeli tax returns for the years ended December 31, 2014 through 2021. No tax audits were commenced or were in process during the years ended December 31, 2021 and 2020.

Note 10 – Stockholders’ Deficiency

Authorized Capital

As of December 31, 2021, the Company was authorized to issue 200,000,000 shares of common stock, par value of $0.001 per share, and 10,000,000 shares of preferred stock, par value of $0.001 per share. The holders of the Company’s common stock are entitled to one vote per share. The preferred stock was designated as 1,335,000 shares of Series A Convertible Preferred Stock and 500,000 shares of Series C Convertible Preferred Stock.

Common Stock

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

During the year ended December 31, 2021, the Company issued 15,099 shares of common stock to a consultant in satisfaction of accrued compensation with an issuance date fair value of $7,097.

During the year ended December 31, 2021, the Company issued 155,405 shares of common stock to consultants which had an issuance date fair value of $73,040 which was recognized immediately.

During the year ended December 31, 2021, the Company issued 125,071 shares of common stock pursuant to a cashless warrant exercise by a noteholder of warrants to purchase 221,275 shares of common stock at an exercise price of $0.75 per share.

During the year ended December 31, 2021, the Company issued 134,891 shares of common stock in connection with the conversion of accrued interest. See Note 8, Notes Payable and Convertible Notes Payable for additional details.

See Note 10, Stockholders’ Deficiency – Series A Convertible Preferred Stock for details associated with the issuance of common stock in satisfaction of preferred stock dividends.

See Note 10, Stockholder’s Deficiency – Series C Convertible Preferred Stock for details associated with the issuance of common stock upon conversion of preferred stock.

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

As of January 1, 2020, there was an accrued dividend payable of $25,210. During the year ended December 31, 2020, the Company accrued additional preferred dividends of $877,736 and issued 1,152,568 shares of common stock at $0.75 per share pursuant to the terms of the Series A Convertible Preferred Stock Certificate of Designation with a value of $864,371, such that there was an accrued dividend payable as of December 31, 2020 of $25,210. During the year ended December 31, 2021, the Company accrued additional preferred dividends of $905,975 and issued 1,241,669 shares of common stock at $0.75 per share pursuant to the terms of the Series A Convertible Preferred Stock Certificate of Designation with a value of $931,186, such that there was no accrued dividend payable as of December 31, 2021 related to the Series A Convertible Preferred Stock.

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

During the year ended December 31, 2021, 15,000 shares of Series C Preferred Stock were converted into 150,000 shares of common stock at the shareholder’s election. The Company analyzed the Series C Preferred Stock for a beneficial conversion feature and determined that there was none because the Series C Preferred Stock has an effective conversion price of $0.75 per share of underlying common stock, which exceeds the $0.47 per share commitment date fair value of the common stock.

During the year ended December 31, 2021, the Company accrued additional preferred dividends of $67,229 related to the Series C Convertible Preferred Stock.

During the year ended December 31, 2021, the Company issued 272,592 shares of Series C Convertible Preferred Stock in connection with conversions of notes payable into Series C Convertible Preferred Stock. See Note 8, Notes Payable – Convertible Notes Payable for additional details.

Equity Incentive Plan

On August 13, 2019, the Company’s Board of Directors approved the adoption of the Company’s 2019 Equity Incentive Plan (the “Plan”). A total of 7,900,000 shares of common stock are reserved for issuance under the Plan, which permits the Board of Directors to issue stock options, stock appreciation rights, restricted stock, restricted stock units, performance and other awards to employees, consultants and directors of the Company. As of the date of filing, the Company’s shareholders have not approved the Plan. As of December 31, 2021, a total of 3,506,450 shares were available for future issuance under the Plan.

Stock-Based Compensation

During the year ended December 31, 2021, the Company recognized stock-based compensation expense of $419,401 (consisting of expense related to common stock, options and warrants of $52,956 (of which, $73,040 has been included within stockholder’s deficiency and $(20,084) has been included within accrued compensation), $206,400 and $160,045 (of which, $163,609 has been included within stockholder’s deficiency and $(3,564) has been included within accrued compensation), respectively). During the year ended December 31, 2020, the Company recognized stock-based compensation expense of $791,668 (consisting of expense related to common stock, options and warrants of $356,510, $115,800 and $319,358, respectively). See Note 6, Accrued Compensation for additional details.

During the year ended December 31, 2021, $419,401 of stock-based compensation expense was included within general and administrative expenses and $0 was included within research and development on the consolidated statement of operations. During the year ended December 31, 2020, $791,668 of stock-based compensation expense was included within general and administrative expenses and $0 was included within research and development on the consolidated statement of operations.

As of December 31, 2021, there was $5,372 of unrecognized stock-based compensation expense to be recognized over a weighted average period of 0.13 years.

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

On January 5, 2021, the Company issued a five-year immediately vested warrant to purchase 125,000 shares of common stock at an exercise price $0.95 per share to a note holder in satisfaction of certain noteholder rights. The warrant had an issuance date fair value of $33,545 which was recognized immediately.

During the year ended December 31, 2021, the Company issued a five-year immediately vested warrant to purchase 125,000 shares of common stock at an exercise price $0.75 per share to a consultant for services provided to the Company. The warrant had an issuance date fair value of $36,200 which was recognized immediately.

In August 2021, the Company extended the expiration date of a warrant to purchase 75,000 shares of common stock at an exercise price of $0.75 per share from August 4, 2021 to August 4, 2025 and extended the expiration date of a warrant to purchase 37,500 shares of common stock at an exercise price of $0.75 per share from August 26, 2021 to August 26, 2025. The Company determined the transactions represented award modifications and recognized incremental expense of $29,000 within interest expense on the consolidated statement of operations during the year ended December 31, 2021.

During the year ended December 31, 2021, the Company issued warrants to purchase an aggregate of 3,792,426 shares of common stock in connection with notes payable. See Note 8, Notes Payable for additional details.

See Note 4, Fair Value for details associated with warrants.

A summary of the warrant activity during the year ended December 31, 2021 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding, January 1, 2021	7,580,676	$0.90
Issued	4,038,426	1.24
Warrant down round adjustment	6,409	-
Exercised	(221,275)	0.91
Expired/Canceled	(296,157)	0.75
Outstanding, December 31, 2021	11,108,079	$1.02	4.3	$-

Exercisable, December 31, 2021	11,089,172	$1.02	4.3	$-

Information regarding outstanding and exercisable warrants at December 31, 2021 is as follows:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants

$0.75	5,014,653	2.5	4,995,746
$0.95	125,000	4.0	125,000
$1.25	5,968,426	5.9	5,968,426
	11,108,079	4.3	11,089,172

Stock Options

On August 19, 2020, the Company granted five-year immediately vested stock options to purchase an aggregate of 1,050,000 shares of common stock at an exercise price of $0.75 per share to directors of the Company under the 2019 Equity Incentive Plan. The stock options had a grant date value of $103,600 which was recognized immediately.

On October 7, 2020, the Company granted five-year stock options to purchase 500,000 shares of common stock at an exercise price of $1.00 per share to a director of CSL. The shares vest ratably over two years from the date of grant. The stock options had a grant date fair value of $97,600. During the year ended December 31, 2021, the option was forfeited prior to vesting and, accordingly, the Company recognized a forfeiture credit during the period.

On March 8, 2021, the Company granted 1,350,000 five-year immediately vested options under the Company’s Equity Incentive Plan to the Chief Executive Offer of the Company (of which, 750,000 were granted for service as Chief Executive Officer and 600,000 were granted for service as a director) with an exercise price $1.00 per share. The options had a grant date fair value of $218,600 which was recognized during the year ended December 31, 2021.

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following approximate assumptions:

	For the Years Ended
	December 31,
	2021	2020

Risk-free interest rate	0.26%	0.15%-0.21%
Expected term (years)	2.50	2.50-3.18
Expected volatility	90%	90%-110%
Expected dividends	0.00%	0.00%

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

The weighted average estimated grant date fair value of the stock options granted for the year ended December 31, 2021 and 2020 was approximately $0.16 and $0.13 per share, respectively.

A summary of the option activity during the year ended December 31, 2021 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, January 1, 2021	5,332,004	$0.77
Granted	1,350,000	1.00
Exercised	-	-
Expired/forfeited	(500,000)	1.00
Outstanding, December 31, 2021	6,182,004	$0.80	6.2	$-

Exercisable, December 31, 2021	6,182,004	$0.80	6.2	$-

Information regarding outstanding and exercisable options at December 31, 2021 is as follows:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Option	In Years	Options

$0.75	4,832,004	6.7	4,832,004
$1.00	1,350,000	4.2	1,350,000
	6,182,004	6.2	6,182,004

Note 11 – Commitments and Contingencies

Yeda Research and License Agreement

On October 3, 2011, the Company entered into a Research and License Agreement (the “Agreement”) with Yeda Research and Development Company Limited (“Yeda”) for Veto Cell technology and an exclusive option to negotiate an additional license for organ regeneration technology. Yeda is the technology transfer and commercial arm of the Weizmann Institute, for research conducted at the Weizmann Institute for an invention comprising methods of bone marrow transplantation and cell therapy utilizing Veto Cells. As Yeda is a founder and a significant shareholder of the Company, it is a related party. If the Company fails to achieve any of the milestones by the dates set forth in the Agreement, Yeda is entitled to terminate the license upon written notice to the Company. In December, 2021, the Company and Yeda amended the agreement to extend the next milestone to January 1, 2025. To date, the Company has been deemed to have met all of the milestones. Either Yeda or the Company may terminate the agreement and the license after the commitment of a material breach by the other party and in certain other instances as detailed in the agreement. Through December 31, 2021, the Company has made all required payments under the terms of the Agreement.

The Company paid Yeda a total of $243,500 and $165,282 during the years ended December 31, 2021 and 2020, respectively.

During the years ended December 31, 2021 and 2020, the Company recorded research and development expenses of approximately $50,000 and $164,000, respectively, related to the Agreement. As of December 31, 2021 and 2020, the Company had $0 and $136,919, respectively, of accrued research and development expenses pursuant to the Agreement with Yeda, which are included within accrued expenses on the consolidated balance sheets.

MD Anderson Sponsored Research Agreements

On November 28, 2018, the Company entered into a Sponsored Research Agreement with The University of Texas M.D. Anderson Cancer Center (“MD Anderson”) for a research study in the area of stem cells. The Sponsored Research Agreement shall be for three years and can be extended by mutual written agreement. The Company committed to engage MD Anderson to perform research services in the amount of approximately $1,500,000 from January 1, 2019 to December 31, 2021 (approximately $500,000 each year for three years). The Sponsored Research Agreement was amended on December 2, 2020 in order to increase the research budget for the year ending December 31, 2021 from approximately $500,000 to $800,000. In October 2021, the Sponsored Research Agreement was amended to extend the agreement by one year to November 27, 2022 and define the budget during such one-year period to be approximately $1,300,000.

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

On February 19, 2019, the Company entered into an agreement, which was amended on April 4, 2019 and August 13, 2019, with MD Anderson for the latter to perform cell production and conduct Phase 1/2 human clinical trials. In connection with that agreement, the Company committed to fund such work in the amount of approximately $2,038,000 over a two-year period beginning that same date, with payments becoming due as certain specified milestones are met by MD Anderson.

The Company recognized $1,126,685 and $724,943 of research and development expenses during the years ended December 31, 2021 and 2020, respectively, associated with services provided by MD Anderson, under the two agreements dated November 2018 and February 2019. As of December 31, 2021, the Company had $411,773 of accrued research and development expenses pursuant to the agreements with MD Anderson, which are included within accrued expenses on the consolidated balance sheets.

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

In January 2019, the holder of a promissory note in the principal amount of $250,000 due on March 16, 2016 instituted a collection action in the Supreme Court of the State of New York, County of New York. On June 12, 2019, the plaintiff served a motion for summary judgment through the Secretary of State which was heard on July 12, 2019 and granted. The Company contends that it was not given sufficient notice under the applicable statute and did not have an opportunity to oppose the motion. Judgment was entered in October 2019 in the amount of $267,680. The Company brought a motion to vacate based on the jurisdictional defect of the motion in not providing the required amount of time, but that motion was denied in February 2021 without properly addressing the jurisdictional issues raised by the Company. The Company has appealed the denial and then filed a motion to Renew and Reargue the motion to vacate based on the Court’s failure to address critical issues. That motion was also denied on April 15, 2021 without addressing the Company’s arguments. The Company has appealed the second denial as well and is pursuing both appeals in a consolidated manner so as to resolve all issues together. While the Company’s motions were pending, the plaintiff has commenced steps to collect judgment. During the year ended December 31, 2021, $103,088 was released to an officer of the court and has been accounted for as partial note repayment, such that, as of December 31, 2021, there was $146,912 outstanding under the note. During the year ended December 31, 2021, on behalf of the Company, a third party deposited the full amount of the unpaid judgment with the court, which created an automatic stay of enforcement of this matter and which will be used to resolve the underlying note in the event of an adverse outcome on appeal.

Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed. There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows. As of December 31, 2021 and 2020, the Company had not accrued any amounts for contingencies.

Note 12 – Related Party Transactions

See Note 8, Notes Payable for details associated with the issuance of a convertible note payable, the Soave Note, to a director of the Company.

As of December 31, 2021 and 2020, the Company was required to issue warrants to purchase an aggregate of 1,356,500 and 1,056,500, respectively, shares of common stock at an exercise price of $0.75 per share to directors of the Company in connection with loans made to the Company in the aggregate amount of $459,000 which required certain penalties in the form of warrants. As a result, the Company had accrued $249,389 and $291,708 associated with the fair value of the obligations as of December 31, 2021 and 2020, respectively, which amount is included in accrued interest – related parties on the consolidated balance sheets.

Note 13 – Subsequent Events

Convertible Notes Payable Conversions

In March 2022, an aggregate of $1,375,698 of principal outstanding under convertible notes automatically converted into an aggregate of 183,422 shares of Series C Convertible Preferred Stock and the Company elected to convert an aggregate of $57,399 of interest accrued under such notes into an aggregate of 76,530 shares of common stock. The aggregate note principal had a conversion price of $7.50 per share and the common stock was valued at $0.75 per share for purposes of the interest payment.

See Note 8, Notes Payable for details associated with past due notes.

Convertible Notes Payable and Appointment of Director

On March 10, 2022, the Board of Directors of the Company appointed George Verstraete as a member of the Board.

Mr. Verstraete agreed to make a loan of $6,000,000 to the Company pursuant to the terms of a convertible promissory note dated March 10, 2022. The note bears interest at a rate of 10% per annum and will mature twelve months from the date of issuance. The holder of the note has the right, at his option, to convert the note into shares of the Company’s Series B Convertible Preferred Stock at a conversion price of $7.50 per share at any time after the creation and sale of the Series B Convertible Preferred Stock. Interest accruing under the note will be payable upon the maturity of the note and may be paid at the Company’s option in either cash or shares of the Company’s common stock (calculated based upon $0.75 per share for purposes of calculating the number of shares of common stock to be issued). For each $500,000 advanced under the note, Mr. Verstraete will be issued a warrant to purchase 400,000 shares of the Company’s Common Stock at an exercise price of $1.25 per share. Each warrant will have a five year term. As of the date of filing, Mr. Verstraete had advanced $1,000,000 under the note.

Subsequent to December 31, 2021, the Company issued aggregate convertible notes payable in the aggregate principal amount of $245,000 which have maturity dates ranging from August 2, 2022 through September 23, 2022. The notes accrue interest at 8% per annum and are convertible at any time at the option of the holder into the Company’s Series C Convertible Preferred Stock at a conversion price of $7.50 per share. The notes automatically convert into Series C Convertible Preferred Stock on the maturity date. In connection with the issuances, the Company issued five-year immediately vested warrants to purchase an aggregate of 196,000 shares of common stock at an exercise price $1.25 per share.

