Form 10-Q
period 2022-03-31
Cell Source, Inc.
filed 2022-11-02
CIK 1569340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of October 28, 2022, the registrant had 35,252,389 shares of $0.001 par value common stock outstanding.

CELL SOURCE, INC. AND SUBSIDIARY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current Assets:
Cash	$131,999	$93,095
Prepaid expenses	121,236	203,750
Other current assets	23,574	16,922
Total Assets	$276,809	$313,767

Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accounts payable	$332,859	$223,041
Accrued expenses	918,568	1,097,021
Accrued expenses - related party	72,000	72,000
Accrued interest	523,972	532,960
Accrued interest - related parties	882,345	649,265
Accrued compensation	778,043	766,102
Notes payable	759,912	759,912
Notes payable - related parties	150,000	150,000
Convertible notes payable, net of debt discount of $12,756 and $71,124 as of March 31, 2022 and December 31, 2021, respectively	612,207	1,834,446
Convertible notes payable - related parties, net of debt discount of $108,126 and $0 as of March 31, 2022 and December 31, 2021, respectively	4,616,874	3,725,000
Advances payable	135,000	135,000
Advances payable - related party	100,000	100,000
Financing liability	-	27,926
Accrued dividend payable	392,146	67,229
Total Liabilities	10,273,926	10,139,902

Commitments and contingencies (Note 8)

Stockholders’ Deficiency:
Convertible Preferred Stock, $0.001 par value, 10,000,000 shares authorized; Series A Convertible Preferred Stock, 1,335,000 shares designated, 1,342,195 shares issued and outstanding as of March 31, 2022 and December 31, 2021, liquidation preference of $10,289,854 and $10,066,463 as of March 31, 2022 and December 31, 2021, respectively	1,342	1,342
Series C Convertible Preferred Stock, 500,000 shares designated, 455,443 and 272,021 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively; liquidation preference of $3,584,578 and $2,107,388 as of March 31, 2022 and December 31, 2021, respectively	455	272
Common Stock, $0.001 par value, 200,000,000 shares authorized; 34,437,076 and 34,360,546 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	34,437	34,361
Additional paid-in capital	22,437,652	21,316,318
Accumulated deficit	(32,471,003)	(31,178,428)
Total Stockholders’ Deficiency	(9,997,117)	(9,826,135)
Total Liabilities and Stockholders’ Deficiency	$276,809	$313,767

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2022	2021

Operating Expenses:
Research and development	$464,505	$235,764
Research and development - related party	14,500	35,475
General and administrative	573,667	850,117
Total Operating Expenses	1,052,672	1,121,356
Loss From Operations	(1,052,672)	(1,121,356)

Other (Expense) Income:
Interest expense	(48,412)	(256,383)
Interest expense - related parties	(118,353)	(24,504)
Amortization of debt discount	(66,537)	(122,763)
Amortization of debt discount - related party	(6,601)	-
Gain on forgiveness of accrued interest	-	49,983
Loss on extinguishment of notes payable	-	(49,718)
Total Other Expense	(239,903)	(403,385)
Net Loss	(1,292,575)	(1,524,741)
Dividend attributable to Series A and Series C preferred stockholders	(324,917)	(223,391)
Net Loss Applicable to Common Stockholders	$(1,617,492)	$(1,748,132)

Net Loss Per Common Share - Basic and Diluted	$(0.05)	$(0.05)

Weighted Average Common Shares Outstanding - Basic and Diluted	34,400,181	32,556,476

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2022
	Convertible Preferred		Convertible Preferred				Additional		Total
	Stock - Series A		Stock - Series C		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance, January 1, 2022	1,342,195	$1,342	272,021	$272	34,360,546	$34,361	$21,316,318	$(31,178,428)	$(9,826,135)

Conversion of convertible notes payable and accrued interest into Series C Convertible Preferred Stock and common stock	-	-	183,422	183	76,530	76	1,432,836	-	1,433,095

Series A and C Convertible Preferred Stock dividends: Accrual of earned dividends	-	-	-	-	-	-	(324,917)	-	(324,917)

Issuance of warrants in connection with issuance of convertible notes payable	-	-	-	-	-	-	8,043	-	8,043

Stock-based compensation: Warrants	-	-	-	-	-	-	5,372	-	5,372

Net loss	-	-	-	-	-	-	-	(1,292,575)	(1,292,575)

Balance, March 31, 2022	1,342,195	$1,342	455,443	$455	34,437,076	$34,437	$22,437,652	$(32,471,003)	$(9,997,117)

	FOR THE THREE MONTHS ENDED MARCH 31, 2021
	Convertible Preferred		Convertible Preferred				Additional		Total
	Stock - Series A		Stock - Series C		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance, January 1, 2021	1,342,195	$1,342	-	-	32,538,411	$32,538	$17,724,731	$(25,705,993)	$(7,947,382)

Series A Convertible Preferred Stock dividends: Accrual of earned dividends	-	-	-	-	-	-	(223,391)	-	(223,391)

Issuance of common stock pursuant to cashless warrant exercise	-	-	-	-	125,071	125	(125)	-	-

Issuance of warrants in connection with issuance of convertible notes payable	-	-	-	-	-	-	196,966	-	196,966

Issuance of warrants in connection with exchange of convertible notes payable	-	-	-	-	-	-	139,728	-	139,728

Warrants issued in satisfaction of accrued interest	-	-	-	-	-	-	82,350	-	82,350

Stock-based compensation:
Options	-	-	-	-	-	-	206,400	-	206,400
Warrants	-	-	-	-	-	-	31,276	-	31,276

Net loss	-	-	-	-	-	-	-	(1,524,741)	(1,524,741)

Balance, March 31, 2021	1,342,195	$1,342	-	$-	32,663,482	$32,663	$18,157,935	$(27,230,734)	$(9,038,794)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Three Months Ended
	March 31,
	2022	2021

Cash Flows From Operating Activities:
Net loss	$(1,292,575)	$(1,524,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	73,138	122,763
Gain on forgiveness of accrued interest	-	(49,983)
Loss on extinguishment of notes payable	-	49,718
Non-cash interest expense - warrants	33,609	180,991
Stock-based compensation:
Options	-	206,400
Warrants	4,960	31,372
Changes in operating assets and liabilities:
Prepaid expenses	82,514	3,907
Other current assets	(6,652)	(12,399)
Accounts payable	109,818	(40,670)
Accrued expenses	(178,453)	(53,903)
Accrued expenses - related parties	-	(122,500)
Accrued interest	(80,157)	99,174
Accrued interest - related parties	213,275	740
Accrued compensation	12,353	(5,150)
Net Cash Used In Operating Activities	(1,028,170)	(1,114,281)

Cash Flows From Financing Activities:
Proceeds from issuance of convertible notes payable	95,000	1,197,250
Proceeds from issuance of convertible notes payable - related party	1,000,000	-
Repayment of notes payable	-	(100,000)
Repayment of convertible notes payable	-	(125,000)
Repayment of financing liability	(27,926)	-
Net Cash Provided By Financing Activities	1,067,074	972,250

Net Increase (Decrease) In Cash	38,904	(142,031)
Cash - Beginning of Period	93,095	245,119
Cash - End of Period	$131,999	$103,088

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$-	$-
Income taxes	$30,515	$-

Non-cash investing and financing activities:
Issuance of common stock pursuant to cashless warrant exercise	$-	$125
Accrued interest converted into notes payable	$-	$41,950
Issuance of warrants in connection with the issuance of notes payable	$8,043	$196,966
Accrual of warrant obligations in connection with issuance of notes payable	$114,727	$-
Issuance of warrants in satisfaction of accrued interest	$-	$82,350
Accrual of earned preferred stock dividends	$(324,917)	$(223,391)
Conversion of convertible notes payable and accrued interest into Series C Preferred Stock and common stock	$1,433,095	$-

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

Risks and Uncertainties

The novel coronavirus (“COVID-19”) pandemic continues to impact global economic conditions. The Company is closely monitoring the outbreak of COVID-19 and its impact on the Company’s operations, financial position, cash flows and its industry in general. The Company considered the impact of COVID-19 on its business and operational assumptions and estimates, and determined there were no material adverse impacts on the Company’s condensed consolidated results of operations and financial position as of March 31, 2022.

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

There can be no assurance that precautionary measures, whether adopted by the Company or imposed by others, will be effective, and such measures could negatively affect the Company’s condensed consolidated financial condition, cash flows, and results of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial position of the Company as of March 31, 2022 and the condensed consolidated results of its operations and cash flows for the three months ended March 31, 2022 and 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results for the full year ending December 31, 2022 or any other period. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2021 and for the year then ended which were included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on April 15, 2022.

Note 2 - Going Concern and Management Plans

During the three months ended March 31, 2022, the Company had not generated any revenues, had a net loss of approximately $1,293,000 and had used cash in operations of approximately $1,028,000. As of March 31, 2022, the Company had a working capital deficiency of approximately $9,997,000 and an accumulated deficit of approximately $32,471,000. As of March 31, 2022 and through the date of this filing, notes payable with principal amounts totaling $1,554,912 and $1,408,000, respectively were past due and are classified as current liabilities on the condensed consolidated balance sheet as of March 31, 2022. The Company will continue to incur net operating losses to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date these financial statements are issued. Subsequent to March 31, 2022 and as more fully described in Note 9, Subsequent Events, the Company received aggregate proceeds of $150,000 from the issuance of convertible notes payable.

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

Note 3 - Summary of Significant Accounting Policies

Since the date of the Annual Report on Form 10-K for the year ended December 31, 2021, there have been no material changes to the Company’s significant accounting policies.

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

The common stock equivalents associated with the following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	March 31,
	2022	2021

Options	6,182,004	6,182,004
Warrants	11,964,079	8,966,388
Convertible notes [1] [2]	3,074,310	1,708,020
Convertible preferred stock	17,976,380	13,421,950
Total	39,196,773	30,278,362

[1]	Convertible notes are assumed to be converted at the rate of $0.75 per common share, which is the conversion price as of March 31, 2022 and 2021. However, such conversion rates are subject to adjustment under certain circumstances, which may result in the issuance of common shares greater than the amount indicated.

[2]	Excludes shares of common stock underlying convertible notes that are expected to become convertible into shares of Series B Convertible Preferred Stock since such stock had not been designated by the Company as of March 31, 2022 and 2021.

Note 4 - Fair Value

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all Level 3 liabilities measured at fair value on a recurring basis using unobservable inputs during the three months ended March 31, 2022 and 2021:

	Accrued	Accrued
	Interest	Compensation	Total

Balance - January 1, 2022	$402,344	$61,306	$463,650

Change in fair value	33,609	(412)	33,197
Accrual of warrant obligation	114,727	-	114,727

Balance - March 31, 2022	$550,680	$60,894	$611,574

	Accrued	Accrued
	Interest	Compensation	Total

Balance - January 1, 2021	$539,836	$84,953	$624,789

Change in fair value	41,607	97	41,704
Issuance of warrants	(82,350)	-	(82,350)

Balance - March 31, 2021	$499,093	$85,050	$584,143

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

In applying the Black-Scholes option pricing model utilized in the valuation of Level 3 liabilities, the Company used the following approximate assumptions:

	For the Three Months Ended
	March 31,
	2022	2021

Risk-free interest rate	2.42%-2.44%	0.64%-0.92%
Expected term (years)	4.00-5.00	4.00-5.00
Expected volatility	90%	90%
Expected dividends	0.00%	0.00%

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

As of March 31, 2022 and December 31, 2021, the Company had an obligation to issue 154,495 shares of common stock to service providers that had a fair value of $52,528, which was a component of accrued compensation on the condensed consolidated balance sheets.

See Note 6, Stockholders’ Deficiency – Common Stock and Stock Warrants for additional details associated with the issuance of common stock and warrants.

Note 5 – Notes Payable

As of March 31, 2022 and through the date of this filing, notes and convertible notes payable with principal amounts totaling $1,554,912 and $1,408,000, respectively were past due and are classified as current liabilities on the condensed consolidated balance sheet as of March 31, 2022. Such notes continue to accrue interest and all relevant penalties have been accrued as of March 31, 2022. Of such past due notes payable, a holder of a note with principal amount of $250,000 issued a notice of default. See Note 8, Commitments and Contingencies – Litigation for additional details. The Company is in negotiations with certain holders of notes payable to extend the maturity dates of such notes or to convert the principal and accrued interest into equity.

During the three months ended March 31, 2022 and 2021, the Company recorded interest expense of $166,765 and $280,887, respectively, and amortization of debt discount of $73,138 and $122,763, respectively. As of March 31, 2022 and December 31, 2021, the Company had $1,406,317 and $1,182,225, respectively, of accrued interest (including interest in the form of warrants (see Note 4)) and penalties related to notes payable, which is included with accrued interest and accrued interest – related parties on the condensed consolidated balance sheets.

Convertible Notes Payable

During the three months ended March 31, 2022, the Company issued convertible notes payable in the aggregate principal amount of $95,000 which have maturity dates ranging from August 2, 2022 through September 22, 2022. The notes accrue interest at 8% per annum and are convertible at any time at the option of the holder into the Company’s Series C Convertible Preferred Stock at a conversion price of $7.50 per share. The notes automatically convert into Series C Convertible Preferred Stock on the maturity date. In connection with the issuances, the Company issued five-year immediately vested warrants to purchase an aggregate of 56,000 shares of common stock at an exercise price $1.25 per share. The warrants had an issuance date relative fair value of $8,043 which will be amortized over the term of the notes.

In March 2022, an aggregate of $1,375,698 of principal outstanding under convertible notes automatically converted into an aggregate of 183,422 shares of Series C Convertible Preferred Stock and the Company elected to convert an aggregate of $57,399 of interest accrued under such notes into an aggregate of 76,530 shares of common stock. The aggregate note principal had a conversion price of $7.50 per share and the common stock was valued at $0.75 per share for purposes of the interest payment. The Company analyzed the notes for a beneficial conversion feature and determined that there was none because the notes have an effective conversion price of $0.75 per share of underlying common stock, which exceeds the $0.34 per share commitment date closing market price of the common stock.

Convertible Notes Payable - Related Parties

On March 10, 2022, the Board of Directors of the Company appointed George Verstraete as a member of the Board.

The Company and Mr. Verstraete entered into a promissory note agreement dated March 10, 2022, whereby Mr. Verstraete, at his discretion, can loan up to $6,000,000 to the Company. The holder has agreed to loan an aggregate of $2,500,000 to the Company under the note. The note bears interest at a rate of 10% per annum and will mature twelve months from the date of issuance. Mr. Verstraete has the right, at his option, to convert the note into shares of the Company’s Series B Convertible Preferred Stock at a conversion price of $7.50 per share at any time after the creation and sale of the Series B Convertible Preferred Stock. Interest accruing under the note will be payable upon the maturity of the note and may be paid at the Company’s option in either cash or shares of the Company’s common stock (calculated based upon $0.75 per share for purposes of calculating the number of shares of common stock to be issued). For each $500,000 advanced under the note, Mr. Verstraete will be issued a warrant to purchase 400,000 shares of the Company’s Common Stock at an exercise price of $1.25 per share. Each warrant will have a five year term. As of March 31, 2022, the Company had received $1,000,000 under the note. In connection with the issuance, the Company accrued an obligation to issue five-year immediately vested warrants to purchase an aggregate of 800,000 shares of common stock at an exercise price $1.25 per share. The warrants had an issuance date relative fair value of $114,727 which will be amortized over the term of the notes. See Note 9, Subsequent Events - Convertible Notes Payable - Related Parties for additional details of an additional $1,000,000 advanced under the note subsequent to March 31, 2022.

Note 6 – Stockholders’ Deficiency

Preferred Stock Dividends

During the three months ended March 31, 2022 and 2021, the Company accrued additional preferred dividends related to Series A and Series C Convertible Preferred Stock of $324,917 and $223,391, respectively.

Series C Convertible Preferred Stock

See Note 5, Notes Payable – Convertible Notes Payable for details associated with conversions of notes payable into 183,422 shares of Series C Convertible Preferred Stock.

Common Stock

See Note 5, Notes Payable – Convertible Notes Payable for details associated with conversions of accrued interest into 76,530 shares of common stock.

Stock Warrants

See Note 5, Notes Payable for additional details associated with the issuance of stock warrants.

Stock-Based Compensation

During the three months ended March 31, 2022, the Company recognized stock-based compensation expense of $4,960 (consisting of $5,372 of expense related to warrants and $(412) of expense related to common stock which has been included within accrued compensation) which was included within general and administrative expenses. During the three months ended March 31, 2021, the Company recognized stock-based compensation expense of $237,772 (consisting of $31,372 of expense related to warrants (of which, $31,276 has been included within stockholders’ deficiency and $96 has been included within accrued compensation) and $206,400 of expense related to options (included within stockholder’s deficiency), which was included within general and administrative expenses. There was no unrecognized stock-based compensation expense as of March 31, 2022.

Note 7 – Related Party Transactions

As of March 31, 2022 and December 31, 2021, the Company was required to issue warrants to purchase an aggregate of 1,431,500 and 1,356,500, respectively, shares of common stock at an exercise price of $0.75 per share to directors of the Company in connection with loans made to the Company in the aggregate amount of $459,000 which required certain penalties in the form of warrants. As a result, the Company had accrued $269,194 and $249,389 associated with the fair value of the obligations as of March 31, 2022 and December 31, 2021, respectively, which amount is included in accrued interest – related parties on the condensed consolidated balance sheets.

See Note 5, Notes Payable – Convertible Notes Payable – Related Parties for details of the issuance of a convertible note to a director of the Company.

Note 8 – Commitments and Contingencies

Yeda Research and License Agreement

During the three months March 31, 2022 and 2021, the Company recorded research and development expenses of approximately $14,500 and $35,000, respectively, related to its Research and License Agreement with Yeda (the “Agreement”). As of March 31, 2022 and December 31, 2021, the Company had $0 of accrued research and development expenses pursuant to the Agreement with Yeda.

MD Anderson Sponsored Research Agreements

The Company recognized $429,505 and $200,764 of research and development expenses during the three months ended March 31, 2022 and 2021, respectively, associated with services provided by The University of Texas M.D. Anderson Cancer Center (“MD Anderson”) under the two agreements with MD Anderson dated November 2018 and February 2019, respectively. As of March 31, 2022 and December 31, 2021, the Company had $316,514 and $411,773, respectively, of accrued research and development expenses pursuant to the agreements with MD Anderson.

Litigation

In January 2019, the holder of a promissory note in the principal amount of $250,000 due on March 16, 2016 instituted a collection action in the Supreme Court of the State of New York, County of New York. On June 12, 2019, the plaintiff served a motion for summary judgment through the Secretary of State which was heard on July 12, 2019 and granted. The Company contends that it was not given sufficient notice under the applicable statute and did not have an opportunity to oppose the motion. Judgment was entered in October 2019 in the amount of $267,680, which includes the principal amount due under the promissory note plus additional penalties and interest. The Company brought a motion to vacate based on the jurisdictional defect of the motion in not providing the required amount of time, but that motion was denied in February 2021 without properly addressing the jurisdictional issues raised by the Company. The Company has appealed the denial and then filed a motion to Renew and Reargue the motion to vacate based on the Court’s failure to address critical issues. That motion was also denied on April 15, 2021 without addressing the Company’s arguments. The Company appealed both denials and the appeal was denied. While the Company’s motions were pending, the plaintiff has commenced steps to collect judgment. During the year ended December 31, 2021, $103,088 was released to an officer of the court and has been accounted for as partial note repayment, such that, as of March 31, 2022, there was $146,912 outstanding under the note. During the year ended December 31, 2021, a third party, on behalf of the Company, deposited the remaining unpaid judgement with the court, which will be used to resolve the underlying note.

Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed. There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows. Aside from the matters discussed elsewhere in this note and Note 9, Subsequent Events- Litigation, there are no other known contingencies through the date of this filing.

Note 9 – Subsequent Events

The Company has evaluated events that have occurred after the balance sheet and through the date the financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed below.

Convertible Notes Payable

Subsequent to March 31, 2022, the Company issued convertible notes payable in the aggregate principal amount of $300,000 which have maturity dates ranging from October 1, 2022 through February 11, 2023. The notes accrue interest at 8% per annum and are convertible at any time at the option of the holder into the Company’s Series C Convertible Preferred Stock at a conversion price of $7.50 per share. The notes automatically convert into Series C Convertible Preferred Stock on the maturity date. In connection with the issuances, the Company issued five-year immediately vested warrants to purchase an aggregate of 240,000 shares of common stock at an exercise price $1.25 per share.

Convertible Notes Payable - Related Parties

Subsequent to March 31, 2022, Mr. Verstraete, advanced the Company an additional $1,000,000 under a convertible promissory note dated March 10, 2022.

Additionally, subsequent to March 31, 2022, the Company and Ms. Soave entered into an agreement to amend a previously issued convertible note dated October 28, 2019 in the aggregate principal amount of up to $6,000,000, whereby the maturity date of the note was extended to April 28, 2023.

See Note 5, Notes Payable – Convertible Notes Payable – Related Parties for additional details.

Notes Payable

Subsequent to March 31, 2022, the Company issued a note payable in the principal amount of $168,093 which has a maturity date of June 16, 2022. The note accrues interest at 10% per annum and the interest shall be payable, at the Company’s election, either in cash or in common stock at $0.75 per share. In connection with the issuance, the Company issued a five-year immediately vested warrant to purchase 200,000 shares of common stock at an exercise price $0.75 per share.

Convertible Preferred Stock Dividends

Subsequent to March 31, 2022, the Company issued 796,629 shares of common stock at $0.75 per share in satisfaction of $597,472 of dividends payable on shares of Series A and Series C Convertible Preferred Stock.

Conversion of Convertible Notes Payable

Subsequent to March 31, 2022, an aggregate of $355,000 of principal outstanding under convertible notes automatically converted into an aggregate of 47,333 shares of Series C Convertible Preferred Stock at a conversion price of $7.50 per share and the Company elected to pay an aggregate of $14,014 of interest accrued under such notes by the issuance of an aggregate of 18,684 shares of common stock at $0.75 per share.

Litigation

In August 2022, a holder of 360,000 shares of the Company’s common stock filed a complaint against the Company, its President and legal counsel in the United States District Court, Southern District of New York, claiming unspecified damages for an alleged wrongful refusal to authorize the Company’s transfer agent to remove restrictive legends from the shares held by the shareholder. The Company has filed a motion to dismiss the complaint which is pending. The complaint against the Company’s legal counsel was dismissed by the Court and the Company’s President has not been served.

Stock Options

Subsequent to March 31, 2022, the Company granted five-year immediately vested stock options to purchase an aggregate of 750,000 shares of common stock at an exercise price of $1.00 per share to two directors of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the condensed consolidated results of operations and financial condition of Cell Source, Inc. (“CSI”, “Cell Source”, the “Company”, “us,” “we,” “our,”) as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission (“SEC”) on April 15, 2022.

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on April 15, 2022.

Overview

We are a cell therapy company focused on immunotherapy. Since our inception, we have been involved with the development of proprietary immune system management technology licensed from Yeda Research & Development Company Limited (“Yeda”), the commercial arm of the Weizmann Institute. We have since shifted the focus of our research and development efforts to MD Anderson.

This technology addresses one of the most fundamental challenges within human immunology: how to tune the immune response such that it tolerates selected desirable foreign cells, but continues to attack all other (undesirable) targets. In simpler terms, a number of potentially life-saving treatments have limited effectiveness today because the patient’s immune system rejects them. For example, while HSCT – hematopoietic stem cell transplantation (e.g. bone marrow transplantation) has become a preferred therapeutic approach for treating blood cell cancer, most patients do not have a matched family donor. Although matched unrelated donors and cord blood can each provide an option for such patients, haploidentical stem cell transplants (sourced from partially mismatched family members) are rapidly gaining favor as a treatment of choice. This is still a risky and difficult procedure primarily because of potential conflicts between host (recipient) and donor immune systems and also due to viral infections that often follow even successful HSCT while the compromised new immune system works to reconstitute itself by using the transplanted stem cells. Today, rejection is partially overcome using aggressive immune suppression treatments that leave the patient exposed to many dangers by compromising their immune system.

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

The ability to induce permanent chimerism (and thus sustained tolerance) in patients – which allows the transplantation to overcome rejection without having to compromise the rest of the immune system – may open the door to effective treatment of a number of severe medical conditions, in addition to blood cancers, which are characterized by this need. These include:

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

Recent Developments

Preclinical Results and Clinical Results

After two years of intensive collaboration with Professor Zelig Eshhar, the inventor of CAR-T cell therapy, data confirmed that Veto Cells can markedly extend persistence of genetically modified T cells from the same donor and that genetically modified Veto Cells can effectively inhibit tumors expressing an antigen recognized by the transgenic T cell receptor. Furthermore, human Veto Cells transfected with CAR exhibit anti-tumor activity in-vitro without losing their veto activity. These preclinical results form the basis of our current development of a clinical protocol for allogeneic VETO CAR-T HSCT combined therapy for blood cancer treatment. Cell Source plans to submit this protocol for approval in 2022. The Phase ½ clinical trial at the University of Texas MD Anderson Cancer Center, using Cell Source’s Anti-viral Veto Cells, has successfully completed the first treatment cohort, with 3 patients each receiving a haploidentical HSCT under reduced intensity conditioning with Veto Cells. This first in human dose optimization trial has thus far shown that the initial dose is in fact the optimal dose, as all three patients had successful stem cell engraftment after 42 days, in the absence of GvHD. Cell Source is now continuing the trial as it proceeds with the subsequent cohorts of patients, using the same dose level.

Board of Director Changes

On May 6, 2022, Itamar Shimrat resigned his position as a director of the Company. Mr. Shimrat’s resignation was not the result of any disagreement with the Company and he will continue in his positions as President and Chief Executive Officer. Mr. Shimrat’s resignation as director follows an evaluation of the structure of the Board of Directors and a determination that it is in the best interest of the Company to have a Board of Directors comprised of an odd number of members to reduce the possibility of a deadlock.

On July 18, 2022, each of Ben Friedman and David Zolty resigned his position as a director of the Company. Neither Mr. Friedman’s nor Mr. Zolty’s resignation was the result of any disagreement with the Company.

COVID-19

The novel coronavirus (“COVID-19”) pandemic continues to impact global economic conditions. The Company is closely monitoring the outbreak of COVID-19 and its impact on the Company’s operations, financial position, cash flows and its industry in general. The Company considered the impact of COVID-19 on its business and operational assumptions and estimates, and determined there were no material adverse impacts on the Company’s condensed consolidated results of operations and financial position as of March 31, 2022.

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

There can be no assurance that precautionary measures, whether adopted by the Company or imposed by others, will be effective, and such measures could negatively affect the Company’s condensed consolidated financial condition, cash flows, and results of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Condensed Consolidated Results of Operations

Three Months Ended March 31, 2022 Compared with the Three Months Ended March 31, 2021

Research and Development

Research and development expense was $479,005 and $271,239 for the three months ended March 31, 2022 and 2021, respectively, an increase of $207,766, or 77%. This increase is attributable to increased quarterly payments under the sponsored research agreement with MD Andersen. Furthermore, we enrolled an additional patient during the 2022 period which resulted in research and development expense being recognized in the 2022 period. We anticipate reaching an enrollment level that will requires us to make a milestone payment to MD Andersen during fiscal 2022.

General and Administrative

General and administrative expense, which is associated with external consulting and professional fees, payroll and stock-based compensation expenses, was $573,667 and $850,117 for the three months ended March 31, 2022 and 2021, respectively, a decrease of $276,450, or 33%. The decrease was due to a reduction in consulting and other professional fees during the 2022 period.

Interest Expense

Interest expense for the three months ended March 31, 2022 and 2021 was $166,765 and $280,887, respectively, a decrease of $114,122, or 41%. The decrease was due to less interest-bearing notes outstanding during the period.

Amortization of Debt Discount

Amortization of debt discount was $73,138 and $122,763 for the three months ended March 31, 2022 and 2021, respectively, a decrease of $49,625, or 40%. This decrease is primarily associated with a decreased amount and fair value of warrants issued in connection with convertible notes payable during the 2022 period.

Gain on Forgiveness of Accrued Interest

During the three months ended March 31, 2021, we recognized a gain on forgiveness of accrued interest of $49,983 in connection with the repayment of certain notes payable.

Loss on Extinguishment of Notes Payable

During the three months ended March 31, 2021, we recognized $49,718 of loss on extinguishment of notes payable in connection with the extension and repayment of notes payable.

Liquidity and Going Concern

We measure our liquidity in a number of ways, including the following:

	March 31, 2022	December 31, 2021

Cash	$131,999	$93,095
Working capital deficiency	$(9,997,117)	$(9,826,135)

During the three months ended March 31, 2022, we had not generated any revenues, had a net loss of approximately $1,293,000 and had used cash in operations of approximately $1,028,000. As of March 31, 2022, we had a working capital deficiency of approximately $9,997,000 and an accumulated deficit of approximately $32,471,000. As of March 31, 2022 and through the date of this filing, notes payable with principal amounts totaling $1,554,912 and $1,408,000, respectively were past due and are classified as current liabilities on the condensed consolidated balance sheet as of March 31, 2022. We will continue to incur net operating losses to fund operations. These conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date these financial statements are issued. Subsequent to March 31, 2022, we received aggregate proceeds of $150,000 from the issuance of convertible notes payable.

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

During the three months ended March 31, 2022 and 2021, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the three months ended March 31, 2022 and 2021 in the amounts of approximately $1,028,000 and $1,114,000, respectively. The net cash used in operating activities for the three months ended March 31, 2022 was primarily due to cash used to fund a net loss of approximately $1,293,000, adjusted for non-cash expenses in the aggregate amount of approximately $112,000, partially offset by $153,000 of net cash provided by changes in the levels of operating assets and liabilities. The net cash used in operating activities for the three months ended March 31, 2021 was primarily due to cash used to fund a net loss of approximately $1,525,000, adjusted for net non-cash expenses in the aggregate amount of approximately $541,000, and $131,000 of net cash used in changes in the levels of operating assets and liabilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2022 and 2021 was approximately $1,067,000 and $972,000, respectively. The net cash provided by financing activities during the three months ended March 31, 2022 was attributable to $1,000,000 of proceeds from the issuance of convertible notes to a related party director and $95,000 of proceeds from the issuance of convertible notes payable, partially offset by the repayments of the insurance financing liability in the amount of $28,000. The net cash provided by financing activities during the three months ended March 31, 2021 was attributable to approximately $1,197,000 of proceeds from the issuance of convertible notes payable, partially offset by the repayments of notes payable and convertible notes payable in the amount of $225,000.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Estimates

The preparation of financial statements and related disclosures must be in conformity with U.S. GAAP. These accounting principles require us to make estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expense during the periods presented. We believe that the estimates and judgments upon which it relies are reasonably based upon information available to us at the time that it makes these estimates and judgments. To the extent that there are material differences between these estimates and actual results, our financial results will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described below.

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

Because the Company’s common stock historically was not actively traded on a public market, the fair value of the Company’s restricted equity instruments is estimated by management based on observations of the sales prices of both restricted and freely tradable common stock, or instruments convertible into common stock based on the option pricing model discussed below. The Company obtained a third-party valuation of its common stock as of December 31, 2021, which was considered in management’s estimation of fair value during the three months ended March 31, 2022. The third-party valuation was performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The estimates used by management are considered highly complex and subjective. The Company anticipates that once its shares become more actively traded, the use of such estimates will no longer be necessary to determine the fair value of its common stock.

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

Under the OPM, it was determined the Company’s common stock had a fair value of $0.34 per share as of December 31, 2021, which included a discount for lack of marketability of 30%. Furthermore, the independent appraisal determined the Company’s expected volatility was 90% by evaluating historical and implied volatilities of guideline companies.

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

In connection with the preparation of this Quarterly Report, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Except as described below, we are not involved in any pending legal proceeding or litigations and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

In January 2019, the holder of a promissory note in the principal amount of $250,000 due on March 16, 2016 instituted a collection action in the Supreme Court of the State of New York, County of New York. On June 12, 2019, the plaintiff served a motion for summary judgment through the Secretary of State which was heard on July 12, 2019 and granted. The Company contends that it was not given sufficient notice under the applicable statute and did not have an opportunity to oppose the motion. Judgment was entered in October 2019 in the amount of $267,680, which includes the principal amount due under the promissory note plus additional penalties and interest. The Company brought a motion to vacate based on the jurisdictional defect of the motion in not providing the required amount of time, but that motion was denied in February 2021 without properly addressing the jurisdictional issues raised by the Company. The Company has appealed the denial and then filed a motion to Renew and Reargue the motion to vacate based on the Court’s failure to address critical issues. That motion was also denied on April 15, 2021 without addressing the Company’s arguments. The Company appealed both denials and the appeal was denied. While the Company’s motions were pending, the plaintiff has commenced steps to collect judgment. During the year ended December 31, 2021, $103,088 was released to an officer of the court and has been accounted for as partial note repayment, such that, as of March 31, 2022, there was $146,912 outstanding under the note. During the year ended December 31, 2021, a third party, on behalf of the Company, deposited the remaining unpaid judgement with the court, which will be used to resolve the underlying note.

In August 2022, a holder of 360,000 shares of the Company’s common stock filed a complaint against the Company, its President and legal counsel in the United States District Court, Southern District of New York, claiming unspecified damages for an alleged wrongful refusal to authorize the Company’s transfer agent to remove restrictive legends from the shares held by the shareholder. The Company has filed a motion to dismiss the complaint which is pending. The complaint against the Company’s legal counsel was dismissed by the Court and the Company’s President has not been served.

Item 1A. Risk Factors.

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on April 15, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2022 convertible notes in the aggregate principal amount of $1,375,698 automatically converted into 183,422 shares of our Series C Convertible Preferred Stock on the maturity dates of the convertible notes. We relied upon the exemption provided by Section 3(a)(9) of the Securities Act in connection with these transactions.

During the three months ended March 31, 2022 we issued an aggregate of 76,530 shares of our common stock to holders of convertible notes in lieu of cash interest upon the maturity of the notes. We relied upon the exception provided by Section 4(2) of the Securities Act in connection with these transactions.

During the three months ended March 31, 2022, we issued convertible notes in the aggregate principal amount of $95,000 to three accredited investors. We issued an additional $150,000 aggregate principal amount of convertible notes to two accredited investors in April 2022. The notes mature six months from the date of issuance and accrue interest at a rate of eight percent (8%) per annum. The notes are convertible into shares of our Series C Preferred Stock at a conversion price of $7.50 per share at the holder’s option beginning on the date we first issue any shares of Series C Preferred Stock and automatically on the maturity date. It is anticipated that the Series C Preferred Stock will convert into shares of our common stock at a rate of ten shares of common stock for each share of Series C Preferred Stock. In connection with the issuance of the notes, we issued five year warrants to purchase an aggregate of 196,000 shares of common stock at an exercise price of $1.25 per share. We relied upon the exemption provided by Section 4(2) of the Securities Act in connection with these transactions.

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

Item 3. Defaults Upon Senior Securities.

As of March 31, 2022 and through the date of this filing, notes payable and convertible notes payable with face values totaling $1,554,912 and $1,408,000, respectively were past due and are classified as current liabilities on the condensed consolidated balance sheet as of March 31, 2022. Such notes continue to accrue interest and all relevant penalties have been accrued as of March 31, 2022. Of such past due notes payable, a holder of a note with principal amount of $250,000 issued a notice of default. See Item 1 above for additional details. We are in negotiations with all holders to extend the maturity dates of such notes or to convert the principal and accrued interest into equity.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

31*	Certification of principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CELL SOURCE, INC.

Dated: November 2, 2022	By:	/s/ Itamar Shimrat
	Name:	Itamar Shimrat
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

