Form 10-Q
period 2022-09-30
Cell Source, Inc.
filed 2022-12-08
CIK 1569340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of December 5, 2022 the registrant had 35,252,389 shares of $0.001 par value common stock outstanding.

CELL SOURCE, INC. AND SUBSIDIARY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current Assets:
Cash	$65,940	$93,095
Prepaid expenses	274,318	203,750
Other current assets	20,353	16,922
Total Assets	$360,611	$313,767

Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accounts payable	$674,220	$223,041
Accrued expenses	1,284,619	1,097,021
Accrued expenses - related party	72,000	72,000
Accrued interest	775,931	725,308
Accrued interest - related parties	918,411	456,917
Accrued compensation	829,766	766,102
Notes payable, net of debt discount of $20,986 and $0 as of September 30, 2022 and December 31, 2021, respectively	760,107	759,912
Notes payable - related parties	150,000	150,000
Convertible notes payable, net of debt discount of $11,802 and $71,124 as of September 30, 2022 and December 31, 2021, respectively	708,158	1,834,446
Convertible notes payable - related parties, net of debt discount of $158,144 and $0 as of September 30, 2022 and December 31, 2021, respectively	5,566,856	3,725,000
Advances payable	135,000	135,000
Advances payable - related party	100,000	100,000
Financing liability	-	27,926
Accrued dividend payable	339,513	67,229
Total Liabilities	12,314,581	10,139,902

Commitments and contingencies (Note 8)

Stockholders’ Deficiency:
Convertible Preferred Stock, $0.001 par value, 10,000,000 shares authorized; Series A Convertible Preferred Stock, 1,335,000 shares designated, 1,342,195 shares issued and outstanding as of September 30, 2022 and December 31, 2021, liquidation preference of $10,294,818 and $10,066,463 as of September 30, 2022 and December 31, 2021, respectively	1,342	1,342
Series C Convertible Preferred Stock, 500,000 shares designated, 482,776 and 272,021 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively; liquidation preference of $3,731,980 and $2,107,388 as of September 30, 2022 and December 31, 2021, respectively	483	272
Common Stock, $0.001 par value, 200,000,000 shares authorized; 35,244,850 and 34,360,546 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	35,245	34,361
Additional paid-in capital	23,017,863	21,316,318
Accumulated deficit	(35,008,903)	(31,178,428)
Total Stockholders’ Deficiency	(11,953,970)	(9,826,135)
Total Liabilities and Stockholders’ Deficiency	$360,611	$313,767

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2022	2021	2022	2021

Operating Expenses:
Research and development	$468,005	$446,773	$1,487,520	$1,037,588
Research and development - related party	14,500	12,500	43,500	60,475
General and administrative	533,538	856,059	1,571,572	2,333,724
Total Operating Expenses	1,016,043	1,315,332	3,102,592	3,431,787
Loss From Operations	(1,016,043)	(1,315,332)	(3,102,592)	(3,431,787)

Other (Expense) Income:
Interest expense	(41,581)	(191,626)	(153,306)	(588,314)
Interest expense - related parties	(138,373)	(22,805)	(386,775)	(69,849)
Amortization of debt discount	(23,561)	(269,805)	(113,249)	(547,737)
Amortization of debt discount - related party	(32,748)	-	(74,553)	-
Gain on forgiveness of accrued interest	-	-	-	49,983
Loss on extinguishment of notes payable	-	-	-	(49,718)
Total Other Expense	(236,263)	(484,236)	(727,883)	(1,205,635)
Net Loss	(1,252,306)	(1,799,568)	(3,830,475)	(4,637,422)
Dividend attributable to Series A and Series C preferred stockholders	(299,827)	(246,192)	(869,715)	(695,456)
Net Loss Applicable to Common Stockholders	$(1,552,133)	$(2,045,760)	$(4,700,190)	$(5,332,878)

Net Loss Per Common Share - Basic and Diluted	$(0.04)	$(0.06)	$(0.14)	$(0.16)

Weighted Average Common Shares Outstanding - Basic and Diluted	35,240,745	33,461,141	34,696,011	32,897,010

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

(Unaudited)

	Convertible Preferred		Convertible Preferred				Additional		Total
	Stock - Series A		Stock - Series C		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance, January 1, 2022	1,342,195	$1,342	272,021	$272	34,360,546	$34,361	$21,316,318	$(31,178,428)	$(9,826,135)

Conversion of convertible notes payable and accrued interest into Series C Convertible Preferred Stock and common stock	-	-	183,422	183	76,530	76	1,432,836	-	1,433,095

Series A and C Convertible Preferred Stock dividends:
Accrual of earned dividends	-	-	-	-	-	-	(324,917)	-	(324,917)

Issuance of warrants in connection with issuance of convertible notes payable	-	-	-	-	-	-	8,043	-	8,043

Stock-based compensation:
Warrants	-	-	-	-	-	-	5,372	-	5,372

Net loss	-	-	-	-	-	-	-	(1,292,575)	(1,292,575)

Balance, March 31, 2022	1,342,195	1,342	455,443	455	34,437,076	34,437	22,437,652	(32,471,003)	(9,997,117)

Conversion of convertible notes payable and accrued interest into Series C Convertible Preferred Stock and common stock	-	-	14,666	15	5,964	6	114,452	-	114,473

Series A and C Convertible Preferred Stock dividends:
Accrual of earned dividends	-	-	-	-	-	-	(244,971)	-	(244,971)
Payment of dividends in kind	-	-	-	-	796,629	797	596,634	-	597,431

Issuance of warrants in connection with issuance of convertible notes payable	-	-	-	-	-	-	49,219	-	49,219

Net loss	-	-	-	-	-	-	-	(1,285,594)	(1,285,594)

Balance, June 30, 2022	1,342,195	1,342	470,109	470	35,239,669	35,240	22,952,986	(33,756,597)	(10,766,559)

Conversion of convertible notes payable and accrued interest into Series C Convertible Preferred Stock and common stock	-	-	12,667	13	5,181	5	98,868	-	98,886

Series A and C Convertible Preferred Stock dividends:
Accrual of earned dividends	-	-	-	-	-	-	(299,827)	-	(299,827)

Issuance of warrants in connection with issuance of convertible notes payable	-	-	-	-	-	-	76,509	-	76,509

Warrants issued in satisfaction of accrued interest	-	-	-	-	-	-	114,727	-	114,727

Stock-based compensation:
Options	-	-	-	-	-	-	74,600	-	74,600

Net loss	-	-	-	-	-	-	-	(1,252,306)	(1,252,306)

Balance, September 30, 2022	1,342,195	$1,342	482,776	$483	35,244,850	$35,245	$23,017,863	$(35,008,903)	$(11,953,970)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY - CONTINUED

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

CELL SOURCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For Nine Months Ended
	September 30,
	2022	2021

Cash Flows From Operating Activities:
Net loss	$(3,830,475)	$(4,637,422)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	187,802	547,737
Gain on forgiveness of accrued interest	-	(49,983)
Loss on extinguishment of notes payable	-	49,718
Non-cash interest expense - warrants	96,896	286,639
Stock-based compensation:
Options	74,600	206,400
Warrants	5,190	137,735
Common stock	-	80,137
Changes in operating assets and liabilities:
Prepaid expenses	(70,568)	254,193
Other current assets	(3,431)	12,307
Accounts payable	451,179	92,067
Accrued expenses	187,597	(210,019)
Accrued expenses - related parties	-	(97,500)
Accrued interest	75,892	369,619
Accrued interest - related parties	346,061	2,244
Accrued compensation	63,846	36,650
Net Cash Used In Operating Activities	(2,415,411)	(2,919,478)

Cash Flows From Financing Activities:
Proceeds from issuance of convertible notes payable	395,000	3,797,820
Proceeds from issuance of convertible notes payable - related party	2,000,000	-
Proceeds from issuance of notes payable	168,094	-
Repayment of notes payable	(146,912)	(203,088)
Repayment of convertible notes payable	-	(125,000)
Repayment of financing liability	(27,926)	(195,919)
Net Cash Provided By Financing Activities	2,388,256	3,273,813

Net (Decrease) Increase In Cash	(27,155)	354,335
Cash - Beginning of Period	93,095	245,119
Cash - End of Period	$65,940	$599,454

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of convertible notes payable and accrued interest into Series C Preferred Stock and common stock	$1,646,454	$1,316,158
Financing of Directors and Officer’s insurance	$-	$320,500

Common stock issued in connection with payment of Series A and Series C Convertible Preferred Stock dividends in-kind	$597,431	$474,475
Issuance of common stock pursuant to cashless warrant exercise	$-	$125
Common stock issued in satisfaction of accrued compensation	$-	$7,097
Accrued interest converted into notes payable	$-	$41,950
Issuance of warrants in connection with the issuance of notes payable	$133,771	$461,269
Accrual of warrant obligations in connection with issuance of notes payable	$232,697	$-
Issuance of warrants in satisfaction of accrued interest	$114,727	$247,566
Accrual of earned preferred stock dividends	$(869,715)	$(695,456)
Conversion of Series C Convertible Preferred Stock into common stock	$-	$50

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

Risks and Uncertainties

The novel coronavirus (“COVID-19”) pandemic continues to impact global economic conditions. The Company is closely monitoring the outbreak of COVID-19 and its impact on the Company’s operations, financial position, cash flows and its industry in general. The Company considered the impact of COVID-19 on its business and operational assumptions and estimates, and determined there were no material adverse impacts on the Company’s condensed consolidated results of operations and financial position as of September 30, 2022.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial position of the Company as of September 30, 2022 and the condensed consolidated results of its operations and cash flows for the three and nine months ended September 30, 2022 and 2021. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the operating results for the full year ending December 31, 2022 or any other period. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2021 and for the year then ended which were included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on April 15, 2022.

Note 2 - Going Concern and Management Plans

During the nine months ended September 30, 2022, the Company had not generated any revenues, had a net loss of approximately $3,830,000 and had used cash in operations of approximately $2,415,000. As of September 30, 2022, the Company had a working capital deficiency of approximately $11,954,000 and an accumulated deficit of approximately $35,009,000. As of September 30, 2022 and through the date of this filing, notes payable with principal amounts totaling $1,408,000 and $1,558,000, respectively were past due and are classified as current liabilities on the condensed consolidated balance sheet as of September 30, 2022. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date these financial statements are issued. Subsequent to September 30, 2022 and as more fully described in Note 9, Subsequent Events, the Company received aggregate proceeds of $600,000 from the issuance of convertible notes payable.

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

The common stock equivalents associated with the following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	September 30,
	2022	2021

Options	6,932,004	6,182,004
Warrants	13,204,079	11,201,946
Convertible notes [1] [2]	1,529,683	3,521,885
Convertible preferred stock	18,249,713	15,054,910
Total	39,915,479	35,960,745

[1]	Convertible notes are assumed to be converted at the rate of $0.75 per common share, which is the conversion price as of September 30, 2022 and 2021. However, such conversion rates are subject to adjustment under certain circumstances, which may result in the issuance of common shares greater than the amount indicated.

[2]	Excludes shares of common stock underlying convertible notes that are expected to become convertible into shares of Series B Convertible Preferred Stock since such stock had not been designated by the Company as of September 30, 2022 and 2021.

Reclassifications

Certain prior period balances have been reclassified in order to conform to current year presentation. These reclassifications have no effect on previously reported results of operations or loss per share.

Note 4 - Fair Value

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all Level 3 liabilities measured at fair value on a recurring basis using unobservable inputs during the three and nine months ended September 30, 2022 and 2021:

	Accrued	Accrued
	Interest	Compensation	Total

Balance - January 1, 2022	$402,344	$61,306	$463,650

Change in fair value	33,609	(412)	33,197
Accrual of warrant obligation	114,727	-	114,727

Balance - March 31, 2022	550,680	60,894	611,574

Change in fair value	29,658	74	29,732

Balance - June 30, 2022	580,338	60,968	641,306
Change in fair value	33,630	156	33,786
Accrual of warrant obligation	58,985	-	58,985
Issuance of warrants	(114,727)	-	(114,727)
Balance - September 30, 2022	$558,226	$61,124	$619,350

	Accrued	Accrued
	Interest	Compensation	Total

Balance - January 1, 2021	$539,836	$84,953	$624,789

Change in fair value	41,607	97	41,704
Issuance of warrants	(82,350)	-	(82,350)

Balance - March 31, 2021	499,093	85,050	584,143

Change in fair value	37,994	(9)	37,985
Accrual of warrant obligation	164,857	-	164,857
Accrual of common stock obligation	-	7,097	7,097

Balance - June 30, 2021	701,944	92,138	794,082

Change in fair value	39,012	20	39,032
Issuance of common stock	-	(7,097)	(7,097)
Issuance of warrants	(165,216)	-	(165,216)

Balance - September 30, 2021	$575,740	$85,061	$660,801

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

In applying the Black-Scholes option pricing model utilized in the valuation of Level 3 liabilities, the Company used the following approximate assumptions:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Risk-free interest rate	4.06%-4.15%	0.28%-0.87%	2.42%-4.15%	0.28%-0.92%
Expected term (years)	4.00-5.00	4.00-5.00	4.00-5.00	4.00-5.00
Expected volatility	90%	90%	90%	90%
Expected dividends	0.00%	0.00%	0.00%	0.00%

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

As of September 30, 2022 and December 31, 2021, the Company had an obligation to issue 154,495 shares of common stock to service providers that had a fair value of $52,528, which was a component of accrued compensation on the condensed consolidated balance sheets. Furthermore, as of September 30, 2022 and December 31, 2021, the Company has an obligation to issue warrants to purchase 42,930 shares of the Company’s common stock to service providers that had a fair value of $8,596 and $8,778, respectively. See Note 6, Stockholders’ Deficiency – Common Stock and Stock Warrants for additional details associated with the issuance of common stock and warrants.

Note 5 – Notes Payable

As of September 30, 2022 and through the date of this filing, notes and convertible notes payable with principal amounts totaling $1,408,000 and $1,558,000, respectively were past due and are classified as current liabilities on the condensed consolidated balance sheet as of September 30, 2022. Such notes continue to accrue interest and all relevant penalties have been accrued as of September 30, 2022. Of such past due notes payable, a holder of a note with principal amount of $250,000 issued a notice of default. See Note 8, Commitments and Contingencies – Litigation for additional details. The Company is in negotiations with certain holders of notes payable to extend the maturity dates of such notes or to convert the principal and accrued interest into equity.

During the three months ended September 30, 2022 and 2021, the Company recorded interest expense of $179,954 and $214,431, respectively, and amortization of debt discount of $56,309 and $269,805, respectively. During the nine months ended September 30, 2022 and 2021, the Company recorded interest expense of $540,081 and $658,163, respectively, and amortization of debt discount of $187,802 and $547,737, respectively. As of September 30, 2022 and December 31, 2021, the Company had $1,694,342 and $1,182,225, respectively, of accrued interest (including interest in the form of warrants (see Note 4)) and penalties related to notes payable, which is included with accrued interest and accrued interest – related parties on the condensed consolidated balance sheets.

Convertible Notes Payable

During the nine months ended September 30, 2022, the Company issued convertible notes payable in the aggregate principal amount of $395,000 which have maturity dates ranging from August 2, 2022 through February 11, 2023. The notes accrue interest at 8% per annum and are convertible at any time at the option of the holder into the Company’s Series C Convertible Preferred Stock at a conversion price of $7.50 per share. The notes automatically convert into Series C Convertible Preferred Stock on the maturity date. In connection with the issuances, the Company issued five-year immediately vested warrants to purchase an aggregate of 496,000 shares of common stock at an exercise price $1.25 per share. The warrants had an issuance date relative fair value of $25,448 which will be amortized over the term of the notes.

During the nine months ended September 30, 2022, an aggregate of $1,580,697 of principal outstanding under convertible notes automatically converted into an aggregate of 210,755 shares of Series C Convertible Preferred Stock and the Company elected to convert an aggregate of $65,757 of interest accrued under such notes into an aggregate of 87,675 shares of common stock. The aggregate note principal had a conversion price of $7.50 per share and the common stock was valued at $0.75 per share for purposes of the interest payment. The Company analyzed the notes for a beneficial conversion feature and determined that there was none because the notes have an effective conversion price of $0.75 per share of underlying common stock, which exceeds the $0.34 per share commitment date closing market price of the common stock.

See Note 9, Subsequent Events - Convertible Notes Payable - Conversions for additional details.

Convertible Notes Payable - Related Parties

On March 10, 2022, the Board of Directors of the Company appointed George Verstraete as a member of the Board.

The Company and Mr. Verstraete entered into a promissory note agreement dated March 10, 2022, whereby Mr. Verstraete, at his discretion, can loan up to $6,000,000 to the Company. Mr. Verstraete has agreed to loan an aggregate of $2,500,000 to the Company under the note. The note bears interest at a rate of 10% per annum and will mature twelve months from the date of issuance. Mr. Verstraete has the right, at his option, to convert the note into shares of the Company’s Series B Convertible Preferred Stock at a conversion price of $7.50 per share at any time after the creation and sale of the Series B Convertible Preferred Stock. Interest accruing under the note will be payable upon the maturity of the note and may be paid at the Company’s option in either cash or shares of the Company’s common stock (calculated based upon $0.75 per share for purposes of calculating the number of shares of common stock to be issued). For each $500,000 advanced under the note, Mr. Verstraete will be issued a warrant to purchase 400,000 shares of the Company’s common stock at an exercise price of $1.25 per share. Each warrant will have a five-year term. As of September 30, 2022, the Company had received $2,000,000 under the note. In connection with the issuance, the Company issued five-year immediately vested warrants to purchase an aggregate of 1,200,000 shares of common stock at an exercise price $1.25 per share. The warrants had an issuance date relative fair value of $173,712 which will be amortized over the term of the notes . Furthermore, the Company accrued an obligation to issue five-year immediately vested warrants to purchase an aggregate of 400,000 shares of common stock at an exercise price of $1.25 per share. The warrants had an issuance date fair value of $58,985 which will be amortized over the term of the notes. See Note 9, Subsequent Events - Convertible Notes Payable - Related Parties for additional details of an additional $500,000 advanced under the note subsequent to September 30, 2022.

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

Note 6 – Stockholders’ Deficiency

Preferred Stock Dividends

During the three months ended September 30, 2022 and 2021, the Company accrued additional preferred dividends of $299,827 and $246,192, respectively. During the nine months ended September 30, 2022 and 2021, the Company accrued additional preferred dividends of $869,715 and $695,456, respectively.

During the nine months ended September 30, 2022, the Company issued 796,629 shares of common stock at the stated value of $0.75 per share for aggregate value of $597,431, pursuant to the terms of the Series A and C Convertible Preferred Stock Certificate of Designation, in connection with the partial payment of accrued dividends for Series A and C Convertible Preferred Stock.

Series C Convertible Preferred Stock

See Note 5, Notes Payable – Convertible Notes Payable for details associated with conversions of notes payable into 210,755 shares of Series C Convertible Preferred Stock.

Common Stock

See Note 5, Notes Payable – Convertible Notes Payable for details associated with conversions of accrued interest into 87,675 shares of common stock.

Stock Warrants

See Note 5, Notes Payable for additional details associated with the issuance of stock warrants.

Stock Options

On September 13, 2022, the Company granted an aggregate of 750,000 five-year immediately vested options under the Company’s Equity Incentive Plan to two directors of the Company with an exercise price $1.00 per share. The options had a grant date fair value of $74,600 which was recognized immediately.

Stock-Based Compensation

During the three months ended September 30, 2022, the Company recognized stock-based compensation expense of $74,756 (of which, $74,600 has been included within stockholders’ deficiency and $156 has been included within accrued compensation) which was included within general and administrative expenses. During the three months ended September 30, 2021, the Company recognized stock-based compensation expense of $140,528 (of which, $140,509 has been included within stockholders’ deficiency and $19 has been included within accrued compensation) which was included within general and administrative expenses.

During the nine months ended September 30, 2022, the Company recognized stock-based compensation expense of $79,790 (of which, $79,972 has been included within stockholders’ deficiency and $(182) has been included within accrued compensation) which was included within general and administrative expenses. During the nine months ended September 30, 2021, the Company recognized stock-based compensation expense of $424,272 (of which, $424,165 has been included within stockholders’ deficiency and $107 has been included within accrued compensation) which was included within general and administrative expenses.

There was no unrecognized stock-based compensation expense as of September 30, 2022.

Note 7 – Related Party Transactions

As of September 30, 2022 and December 31, 2021, the Company was required to issue warrants to purchase an aggregate of 1,581,500 and 1,356,500, respectively, shares of common stock at an exercise price of $0.75 per share to directors of the Company in connection with loans made to the Company in the aggregate amount of $459,000 which required certain penalties in the form of warrants. As a result, the Company had accrued $305,838 and $249,389 associated with the fair value of the obligations as of September 30, 2022 and December 31, 2021, respectively, which amount is included in accrued interest – related parties on the condensed consolidated balance sheets.

See Note 4, Fair Value for additional details.

See Note 5, Notes Payable – Convertible Notes Payable – Related Parties for details of the issuance of a convertible note to a director of the Company.

Note 8 – Commitments and Contingencies

Yeda Research and License Agreement

During the three months September 30, 2022 and 2021, the Company recorded research and development expenses of $14,500 and $12,500, respectively, related to its Research and License Agreement with Yeda (the “Agreement”). During the nine months September 30, 2022 and 2021, the Company recorded research and development expenses of $43,500 and $60,475, respectively, related to the Agreement. As of September 30, 2022 and December 31, 2021, the Company had $0 of accrued research and development expenses pursuant to the Agreement with Yeda.

MD Anderson Sponsored Research Agreements

The Company recognized $429,505 and $411,773 of research and development expenses during the three months ended September 30, 2022 and 2021, respectively, and $1,394,020 and $925,921 of research and development expenses during the nine months ended September 30, 2022 and 2021, respectively, associated with services provided by The University of Texas M.D. Anderson Cancer Center (“MD Anderson”) under the two agreements with MD Anderson dated November 2018 and February 2019, respectively. As of September 30, 2022 and December 31, 2021, the Company had $633,029 and $0, respectively, of accrued research and development expenses pursuant to the agreements with MD Anderson. Subsequent to September 30, 2022, the Company and MD Anderson agreed to extend the Sponsored Research Agreement by one year to November 27, 2023. Under the amendment, the research budget for the additional year is approximately $1,300,000.

Litigation

In January 2019, the holder of a promissory note in the principal amount of $250,000 due on March 16, 2016 instituted a collection action in the Supreme Court of the State of New York, County of New York. On June 12, 2019, the plaintiff served a motion for summary judgment through the Secretary of State which was heard on July 12, 2019 and granted. The Company contends that it was not given sufficient notice under the applicable statute and did not have an opportunity to oppose the motion. Judgment was entered in October 2019 in the amount of $267,680, which includes the principal amount due under the promissory note plus additional penalties and interest. The Company brought a motion to vacate based on the jurisdictional defect of the motion in not providing the required amount of time, but that motion was denied in February 2021 without properly addressing the jurisdictional issues raised by the Company. The Company has appealed the denial and then filed a motion to Renew and Reargue the motion to vacate based on the Court’s failure to address critical issues. That motion was also denied on April 15, 2021 without addressing the Company’s arguments. The Company appealed both denials and the appeal was denied. While the Company’s motions were pending, the plaintiff has commenced steps to collect judgment. During the year ended December 31, 2021, $103,088 of a $250,000 deposit made with the court by a third party on behalf of the Company was released to an officer of the court and has been accounted for as partial note repayment, with the balance of the note of $146,912 repaid by a release of the remaining deposit to an officer of the court during the three months ended June 30, 2022.

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

Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed. There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows. Aside from the matters discussed elsewhere in this note and Note 9, Subsequent Events - Litigation, there are no other known contingencies through the date of this filing.

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

Convertible Notes Payable - Related Parties

Subsequent to September 30, 2022, Mr. Verstraete advanced the Company an additional $500,000 under a convertible promissory note dated March 10, 2022. See Note 5, Notes Payable – Convertible Notes Payable – Related Parties for additional details. The Company also issued five-year immediately vested warrants to purchase an aggregate of 800,000 shares of common stock at an exercise price $1.25 per share to Mr. Verstraete in connection with previous advances.

Subsequent to September 30, 2022, the Company and Darlene Soave, a Director of the Company, entered into an agreement to amend a previously issued convertible note dated October 28, 2019 in the aggregate principal amount of up to $6,000,000, whereby the maturity date of the note was extended from October 28, 2022 to April 28, 2023.

Convertible Notes Payable - Issuances

Subsequent to September 30, 2022, the Company issued convertible notes payable in the aggregate principal amount of $100,000 which has a maturity dates ranging from May 10, 2023 to June 1, 2023. The note accrues interest at 8% per annum and is convertible at any time at the option of the holder into the Company’s Series C Convertible Preferred Stock at a conversion price of $7.50 per share. The note automatically converts into Series C Convertible Preferred Stock on the maturity date. In connection with the issuance, the Company issued five-year immediately vested warrants to purchase 80,000 shares of common stock at an exercise price $1.25 per share.

Convertible Notes Payable - Conversions

Subsequent to September 30, 2022, an aggregate of $150,000 of principal outstanding under convertible notes automatically converted into an aggregate of 20,000 shares of Series C Convertible Preferred Stock at a conversion price of $7.50 per share and the Company elected to pay an aggregate of $5,654 of interest accrued under such notes by the issuance of an aggregate of 7,539 shares of common stock at $0.75 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the condensed consolidated results of operations and financial condition of Cell Source, Inc. (“CSI”, “Cell Source”, the “Company”, “us,” “we,” “our,”) as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission (“SEC”) on April 15, 2022.

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

COVID-19 and Other Events

The novel coronavirus (“COVID-19”) pandemic continues to impact global economic conditions. The Company is closely monitoring the outbreak of COVID-19 and its impact on the Company’s operations, financial position, cash flows and its industry in general. The Company considered the impact of COVID-19 on its business and operational assumptions and estimates, and determined there were no material adverse impacts on the Company’s condensed consolidated results of operations and financial position as of September 30, 2022.

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

Condensed Consolidated Results of Operations

Three Months Ended September 30, 2022 Compared with the Three Months Ended September 30, 2021

Research and Development

Research and development expense was $482,505 and $459,273 for the three months ended September 30, 2022 and 2021, respectively, an increase of $23,232, or 5%. This increase is primarily attributable to increased quarterly payments to $324,000 during the 2022 period as compared to $200,764 during the 2021 period under the sponsored research agreement with MD Andersen, a difference of $123,236. This was partially offset by the fact that we enrolled one patient during the third quarter of 2022, which resulted in research and development expense of $105,505 being recognized during the 2022 period compared to $211,009 related to two patient enrollments during the 2021 period, a decrease of $105,504.

General and Administrative

General and administrative expense, which is associated with external consulting and professional fees, payroll and stock-based compensation expenses, was $533,538 and $856,059 for the three months ended September 30, 2022 and 2021, respectively, a decrease of $322,521, or 38%. The decrease was primarily attributable to a reduction in consulting fees of $265,000 and stock-based compensation of $65,772, partially offset by an increase in travel expenses of $14,600 during the 2022 period.

Interest Expense

Interest expense for the three months ended September 30, 2022 and 2021 was $179,954 and $214,431, respectively, a decrease of $34,477, or 16%. The decrease was due to less interest-bearing notes outstanding during the period.

Amortization of Debt Discount

Amortization of debt discount was $56,309 and $269,805 for the three months ended September 30, 2022 and 2021, respectively, a decrease of $213,496, or 79%. This decrease is primarily associated with a decreased amount and fair value of warrants issued in connection with convertible notes payable during the 2022 period.

Nine Months Ended September 30, 2022 Compared with the Nine Months Ended September 30, 2021

Research and Development

Research and development expense was $1,531,020 and $1,098,063 for the nine months ended September 30, 2022 and 2021, respectively, an increase of $432,957, or 39%. This increase is attributable to increased payments to $972,000 during the 2022 period as compared to $602,902 during the 2021 period under the sponsored research agreement with MD Andersen, a difference of $369,708. Furthermore, we enrolled additional patients during the 2022 period which resulted in research and development expense of $422,020 being recognized during the 2022 period compared to $323,629 during the 2021 period. This increase was partially offset by less work performed by Yeda and other consultants during the 2022 period.

General and Administrative

General and administrative expense, which is associated with external consulting and professional fees, payroll and stock-based compensation expenses, was $1,571,572 and $2,333,724 for the nine months ended September 30, 2022 and 2021, respectively, a decrease of $762,152, or 33%. The decrease was primarily attributable to a reduction in consulting expenses of $512,845 and a decrease in stock-based compensation of $344,481, partially offset by an increase in legal fees of $132,748.

Interest Expense

Interest expense for the nine months ended September 30, 2022 and 2021 was $540,081 and $658,163, respectively, a decrease of $118,082, or 18%. The decrease was primarily a result of decreases in convertible notes payable outstanding during the 2022 period as well as the fair value of warrants issued as interest.

Amortization of Debt Discount

Amortization of debt discount was $187,802 and $547,737 for the nine months ended September 30, 2022 and 2021, respectively, a decrease of $359,935, or 66%. The decrease is primarily associated with the decreased levels of warrants and common stock issued as debt discounts in connection with convertible notes payable in the 2022 period.

Gain on Forgiveness of Accrued Interest

During the nine months ended September 30, 2021, we recognized a gain on forgiveness of accrued interest of $49,983 in connection with the repayment of certain notes payable.

Loss on Extinguishment of Notes Payable

During the nine months ended September 30, 2021, we recognized a loss on extinguishment of notes payable of $49,718.

Liquidity and Going Concern

We measure our liquidity in a number of ways, including the following:

	September 30, 2022	December 31, 2021

Cash	$65,940	$93,095
Working capital deficiency	$(11,953,970)	$(9,826,135)

During the nine months ended September 30, 2022, we had not generated any revenues, had a net loss of approximately $3,830,000 and had used cash in operations of approximately $2,415,000. As of September 30, 2022, we had a working capital deficiency of approximately $11,954,000 and an accumulated deficit of approximately $35,009,000. As of September 30, 2022 and through the date of this filing, notes and convertible notes payable with principal amounts totaling $1,408,000 and $1,558,000, respectively were past due and are classified as current liabilities on the condensed consolidated balance sheet as of September 30, 2022. These conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date these financial statements are issued. Subsequent to September 30, 2022, we received aggregate proceeds of $600,000 from the issuance of convertible notes payable.

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

During the nine months ended September 30, 2022, and 2021, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the nine months ended September 30, 2022, and 2021 in the amounts of approximately $2,415,000 and $2,919,000, respectively. The net cash used in operating activities for the nine months ended September 30, 2022, was primarily due to cash used to fund a net loss of approximately $3,830,000 adjusted for non-cash expenses in the aggregate amount of approximately $364,000, partially offset by $1,051,000 of net cash provided by changes in the levels of operating assets and liabilities. The net cash used in operating activities for the nine months ended September 30, 2021 was primarily due to cash used to fund a net loss of approximately $4,637,000, adjusted for net non-cash expenses in the aggregate amount of approximately $1,258,000, partially offset by $460,000 of net cash provided by changes in the levels of operating assets and liabilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022, and 2021 was approximately $2,388,000 and $3,274,000, respectively. The net cash provided by financing activities during the nine months ended September 30, 2022, was attributable to $2,000,000 of proceeds from the issuance of convertible notes to a related party director and $395,000 of proceeds from the issuance of convertible notes payable, proceeds from the issuance of notes payable of $168,000 partially offset by the repayments of the insurance financing liability in the amount of $28,000 and the repayment of notes payable of $147,000. The net cash provided by financing activities during the nine months ended September 30, 2021 was attributable to $3,798,000 of proceeds from the issuance of convertible notes payable, offset by the repayments of notes payable, convertible notes payable, and the insurance financing liability in the amount of $524,000.

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

Because the Company’s common stock historically was not actively traded on a public market, the fair value of the Company’s restricted equity instruments is estimated by management based on observations of the sales prices of both restricted and freely tradable common stock, or instruments convertible into common stock based on the option pricing model discussed below. The Company obtained a third-party valuation of its common stock as of December 31, 2021, which was considered in management’s estimation of fair value during the three and nine months ended September 30, 2022. The third-party valuation was performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The estimates used by management are considered highly complex and subjective. The Company anticipates that once its shares become more actively traded, the use of such estimates will no longer be necessary to determine the fair value of its common stock.

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

In connection with the preparation of this Quarterly Report, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Except as described below, we are not involved in any pending legal proceeding or litigations and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

In January 2019, the holder of a promissory note in the principal amount of $250,000 due on March 16, 2016 instituted a collection action in the Supreme Court of the State of New York, County of New York. On June 12, 2019, the plaintiff served a motion for summary judgment through the Secretary of State which was heard on July 12, 2019 and granted. The Company contends that it was not given sufficient notice under the applicable statute and did not have an opportunity to oppose the motion. Judgment was entered in October 2019 in the amount of $267,680, which includes the principal amount due under the promissory note plus additional penalties and interest. The Company brought a motion to vacate based on the jurisdictional defect of the motion in not providing the required amount of time, but that motion was denied in February 2021 without properly addressing the jurisdictional issues raised by the Company. The Company has appealed the denial and then filed a motion to Renew and Reargue the motion to vacate based on the Court’s failure to address critical issues. That motion was also denied on April 15, 2021 without addressing the Company’s arguments. The Company appealed both denials and the appeal was denied. While the Company’s motions were pending, the plaintiff has commenced steps to collect judgment. During the year ended December 31, 2021, $103,088 of a $250,000 deposit made with the court by a third party on behalf of the Company was released to an officer of the court and has been accounted for as partial note repayment, with the balance of the note and deposit of $146,912 released to an officer of the court during the three months ended June 30, 2022, which was also accounted for as a note repayment.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2022, convertible notes in the aggregate principal amount of $95,000 automatically converted into 12,667 shares of our Series C Convertible Preferred Stock on the maturity dates of the convertible notes. We relied upon the exemption provided by Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”) in connection with these transactions.

During the three months ended September 30, 2022, we issued an aggregate of 5,181 shares of our common stock to holders of convertible notes in lieu of cash interest upon the maturity of the notes. We relied upon the exception provided by Section 4(2) of the Securities Act in connection with these transactions.

During the three months ended September 30, 2022, we issued an aggregate of 796,629 shares of our common stock as payment-in-kind dividends to holders of our Series A Convertible Preferred Stock and holders of our Series C Convertible Preferred Stock. We relied upon the exception provided by Section 4(2) of the Securities Act in connection with these transactions.

During the three months ended September 30, 2022, we issued convertible notes in the aggregate principal amount of $50,000 to two accredited investors. The notes mature six months from the date of issuance and accrue interest at a rate of eight percent (8%) per annum. The notes are convertible into shares of our Series C Preferred Stock at a conversion price of $7.50 per share at the holder’s option beginning on the date we first issue any shares of Series C Preferred Stock and automatically on the maturity date. It is anticipated that the Series C Preferred Stock will convert into shares of our common stock at a rate of ten shares of common stock for each share of Series C Preferred Stock. In connection with the issuance of the notes, we issued five year warrants to purchase an aggregate of 40,000 shares of common stock at an exercise price of $1.25 per share. We relied upon the exemption provided by Section 4(2) of the Securities Act in connection with these transactions.

In September 2002, we issued options to purchase an aggregate of 750,000 shares of our common stock at an exercise price of $1.00 per share to two of our directors. The options have a five year term. We relied upon the exemption provided by Section 4(2) of the Securities Act in connection with these transactions.

In September 2022, we issued a five year warrant to purchase 1,200,000 shares of our common stock at an exercise price of $1.25 per share to a member of our Board of Directors in connection with the making of advances under a convertible note previously issued to the director. We relied upon the exemption provided by Section 4(2) of the Securities Act in connection with this transaction.

Item 3. Defaults Upon Senior Securities.

As of September 30, 2022 and through the date of this filing, notes and convertible notes payable with principal amounts totaling $1,408,000 and $1,558,000, respectively were past due and are classified as current liabilities on the condensed consolidated balance sheet as of September 30, 2022. Such notes continue to accrue interest and all relevant penalties have been accrued as of September 30, 2022. Of such past due notes payable, a holder of a note with principal amount of $250,000 issued a notice of default. See Item 1 above for additional details. We are in negotiations with all holders to extend the maturity dates of such notes or to convert the principal and accrued interest into equity.

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

CELL SOURCE, INC.

Dated: December 8, 2022	By:	/s/ Itamar Shimrat
	Name:	Itamar Shimrat
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

