Form 10-K
period 2022-12-31
Cell Source, Inc.
filed 2023-08-08
CIK 1569340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for completing with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by the check mark whether the registration has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) ☐ Yes ☒ No

As of June 30, 2022, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant was $17,982,012 based on the closing sale price as reported on the OTC Market.

As of August 1, 2023, there were 38,163,385 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - None.

CELL SOURCE, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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

ii

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

The unique advantage of Cell Source technology lies in the ability to induce sustained tolerance of transplanted cells (or organs) by the recipient’s immune system in a setting that requires only mild immune suppression, while avoiding the most common transplant related complications. The scientific term for inducing such tolerance in a transplantation setting is chimerism, where the recipient’s immune system tolerates the co-existence of the (genetically different) donor type and host (recipient) type cells. Attaining sustained chimerism is an important prerequisite to achieving the intrinsic GvL (graft versus leukemia) effect of HSCT and supporting the reconstitution of normal hematopoiesis (generation of blood cells, including those that protect healthy patients from cancer) in blood cancer patients. Preclinical data, as well as initial clinical data, show that Cell Source’s Veto Cell technology (currently in a trial in the US) can provide superior results in allogeneic (donor-derived) HSCT by allowing for haploidentical stem cell transplants under a mild conditioning regimen, while avoiding the most common post-transplant complications. Combining this with CAR (Chimeric Antigen Receptor) T cell therapy employing Veto Cells, as a VETO CAR-T treatment, we plan to treat patients in relapse as well as those in remission and use the cancer killing power of CAR-T to protect the patient while their immune system fully reconstitutes, thus providing an end-to-end solution for blood cancer treatment by potentially delivering a fundamentally safer and more effective allogeneic HSCT: prevention of relapse; avoidance of graft versus host disease (GvHD); prevention of viral infections; and enhanced persistence of GvL effect. This means that the majority of patients will be able to find a donor, and will have access to a potentially safer procedure with higher long term survival rates than what either donor-derived HSCT or autologous CAR-T each on their own currently provide.

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

Hematological Malignancies

Hematological malignancies (blood cancers) comprise a variety of lymphomas and leukemias. A very important treatment protocol for these malignancies involves the use of HSCT. Approximately 100,000 of these transplants are performed annually worldwide (table below). Our technology has immediate relevance for, at a minimum, the roughly 40,000 worldwide stem cell transplants that are allogeneic (using cells taken from another individual, not the patient). According to the Center for International Blood and Marrow Transplant Research (“CIMBTR”), there were 22,827 stem cell transplants performed in the US in 2021, of which 9,349 were allogeneic. The journal Bone Marrow Transplantation reports that 47,412 stem cell transplants were performed in Europe in 2021, of which 19,806 were allogeneic.

HSCT often has a curative effect when successful. However, it is very risky. HSCT typically involves destroying the patient’s native immune system with radiation or chemotherapy (myeloablation) before the transplantation, and then suppressing immune response (immunosuppression) with drugs to manage the conflicts between host and donor cells. The majority of patients are unable to find a matched family donor. Over 50% of all adult haploidentical transplant patients in the US suffering from AML (the most common indication for allogeneic HSCT) die within three years of transplantation. Among adult patients receiving haploidentical HSCT, of those who die in the first 100 days post-transplant, 38% die from either infections (associated with a compromised immune system), graft rejection or GvHD (Graft versus Host Disease).

Causes of Death after Haploidentical Donor# HCTs in the US, 2018-2020

Died within 100 days post-transplant

2%
1%
6%
17%
5%
5%
35%
28%
Primary Disease
GVHD
Organ Failure
Hemorrhage
Graft Rejection
Infection
Malignancy Subsequent to HCT
Other
Not Reported

CIBMTR

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

CAR T-cell therapy has been approved by the U.S. Food and Drug Administration as standard therapy for some patients with lymphoma (drug names Yescarta, Kymriah, Tecartus and Breyanzi), leukemia (drug name Kymriah, Tecartus) and multiple myeloma (drug names Abecma and Carvykti).

These approved treatments use the patient’s own cells in order to create CAR-T cells, which involves high cost (can reach close to $500,000 per infusion) and significant safety risks (e.g. high rate of relapse, significant incidence of Cytokine Release Syndrome (CRS)). While a number of companies are attempting to develop allogeneic or “off-the-shelf” CAR-T, they face several challenges including rejection by the host’s immune system and GvHD. The currently approved autologous CAR-T treatments, while showing high early response rates, have not shown long term survival results for blood cancer that exceed those of allogeneic HSCT.

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

There is widespread awareness of the need for improved immune-system management technologies for HSCT – both to improve outcomes of transplantations for the traditional target set of patients and to expand the use of the procedure by making transplantation safe enough to become appropriate for a broader set of patients.

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

Initial Malignancy Indications (note estimates for North America and EU only)	Incidence (Annual New Cases)	Annual HSCT
Lymphoma	233,227	14,729
Leukemia	161,110	16,138
Multiple Myeloma	85,838	21,243

Total	480,175	52,110

Source: National Cancer Institute, World Health Organization, Leukemia & Lymphoma Society, Lymphoma, European Cancer Information System, Coalition Europe, EMBT, HRSA, CIMBTR

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

It is also important to note that incidence of these diseases is increasing. The global market for blood cancer therapeutics was estimated at $52 billion in 2021 and is projected to increase in size to over $100 billion by 2028 according to Brand Essence Research Hematologic Malignancies Treatment Market Size, Share & Trends, Analysis Report November, 2022. The aging of the US population and the increased incidence of hematologic malignancies are expected to significantly increase the number of older patients who receive allogeneic HSCT.

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

Number of Mismatched Unrelated Donor HCTs in the U.S. by Conditioning Intensity

MAC
RIC/NMA
Number of Transplants
800
700
600
500
400
300
200
100
0
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021

CIBMTR®
CENTER FOR INTERNATIONAL BLOOD & MARROW TRANSPLANT RESEARCH

Abbreviations - MAC: Myeloablative conditioning; RIC/NMA: Reduced intensity conditioning/Non-Myeloablative regimen.
Mismatched unrelated donor ≤7/8 HLA allele match.

38

However, despite the above trends, the use of HSCT, especially allogeneic, remains limited because of the risks associated with the myeloablative treatments required to reduce the host immune response, viral infections and GvHD. This means that the “gold-standard” of treatment is largely unavailable to an age cohort that constitute a significant proportion of sufferers of these diseases.

The Company addresses this issue in a distinctive manner by significantly reducing the need for myeloablative treatment while avoiding the risk of GvHD, thereby improving the outlook for allogeneic transplantations and enabling their use in a much larger population set.

CAR-T cell therapy

One of the most promising new approaches to treating hematological malignancies is by using genetically modified T cells in treatments such as CAR-T and TCR. CAR-T cell therapy for blood cancers, which has already been approved by the FDA, has shown the ability to attain remissions in a significant proportion of those patients treated. That said, the number of patients treated has been relatively low, in part due to the significant costs associated with this treatment. Since the approved treatment products rely on autologous (patient derived) production of the CAR-T cells, the costs can run into the hundreds of thousands of dollars for a single treatment, with the cost of the infusion in some cases exceeding $480,000 in the US. The broader hope for CAR-T cell therapy is for an allogeneic or “off the shelf” version that is expected to significantly lower the treatment costs.

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

The target non-malignant diseases are widespread. The Company’s first non-malignant disorder target is expected to be is support of organ transplantations (kidney, liver, etc.). Over 900,000 kidney and approximately 35,000 liver transplants are conducted worldwide each year. As with bone marrow transplantations, organ transplantations require substantial and ongoing immunosuppression to prevent rejection. This ongoing treatment is dangerous, quality-of-life and life expectancy reducing, and costly. The Company’s Veto Cell technology can potentially be used to selectively reduce immune response to the transplanted organ, thus broadening the donor pool and reducing or possibly eliminating the need for daily, life-long immunosuppression post transplantation.

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

Sector Focus

We are in the overall arena of immunotherapy. The cancer immunotherapy market was estimated at approximately $115 billion for 2022 and is expected to grow at a compound annual growth rate of 8.7% from 2023 to 2030, according to Grandview Research and the overall immunotherapy market is projected to grow to over $320 billion by 2030, according to Precedence Research.

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

In some cases, successful biotech companies have been able to capitalize on positive human clinical results (even prior to full approval for patient treatment) by either signing lucrative non-dilutive distribution option deals or by being partially or fully acquired by larger market participants. High profile CAR-T acquisitions have included KITE Pharmaceuticals, a CAR-T cell therapy company, which was acquired outright by Gilead Sciences in 2017 for $11.9 billion in cash, prior to having attained FDA approval and prior to commencing any product sales, and Juno Therapeutics, which was acquired by Celgene Corporation in 2018 for approximately $9 billion, also without having FDA approval for its CAR-T cell therapy technology. Billion dollar early clinical stage oncology transactions have continued, including 2022 acquisitions by Glaxo Smith Kline of Sierra Oncology for $1.9B, and a Merck $1.4B deal for Imago Biosciences – both blood cancer developers still in clinical trials. There is no indication or assurance that we are currently under consideration for any option or acquisition deal.

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

Science and Technology Overview

The patent portfolio that we license from Yeda includes a variety of cell therapy applications. The portfolio includes both granted and pending patents. The total relevant patent portfolio consists of 16 patent “families” (i.e. grouping of similar patent applications in different territorial jurisdictions) which currently include: 68 granted patents; 4 allowed/accepted patents; and a further 68 pending patents. The key terms of the agreement pursuant to which we license all of Yeda’s patents related to our technology is set forth in the section entitled “Intellectual Property” herein. The license period (per product, per country) is for the full life of the patents and expires at the later of the patent expiration date in that country or 15 years after the date that the FDA or local equivalent regulatory authority in each country approves that particular product for sale in that country. Provided that Cell Source either sponsors research or pays either a nominal license fee of $50,000 per year (total for use of all the products), or pays royalties on product sales on at least one product as per the license agreement, the license will remain in effect continuously and expire only with the expiration of the patent or 15 years after regulatory approval (later of the two) per product per country as described above.

Professor Yair Reisner, the inventor of Veto Cell technology, left the Weizmann Institute and relocated to MD Anderson in Houston, Texas. He was awarded a $6 million grant from the Cancer Research and Prevention Institute of Texas. This, coupled with research funding from the University itself, provided him with a total funding commitment of $10 million for five years. Professor Reisner is now the Head of Stem Cell Research at the Department of Stem Cell Transplantation & Cellular Therapy as well as the Reisner Laboratory at MD Anderson.

Cell Source is currently sponsoring ongoing research by Professor Reisner and members of his team, some of whom have also relocated from the Weizmann Institute to MD Anderson, for developing existing and new applications for Veto Cell technology and plans to license any new intellectual property developed there on an exclusive basis, as it does from Yeda. MD Anderson is the largest HSCT center in the United States, performing over 850 transplantations per year. MD Anderson is currently conducting a human clinical trial sponsored by Cell Source for its Anti-Viral Veto Cell. Professor Richard Champlin (who Chairs their Department of Stem Cell Transplantation and Cellular Therapy and is a longtime associate and collaborator of Professor Reisner) serves as Principal Investigator for this trial.

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

Our licensed technology portfolio consists of 16 patent families, 68 granted patents, 5 allowed/accepted patents and a further 67 pending patents. The following table lists the patents and patent applications that Yeda holds and which we have a license to use in each of the below-referenced countries:

Anti Third Party Central Memory T Cells, Methods of Producing Same and Use of Same in Transplantation and Disease Treatment
Country	Patent Number	Filed	Expires	Status	Assignee
USA	9,738,872	29-Oct-2009	29-Oct-2029	Granted	Yeda Research and Development Co. Ltd.
Europe	2365823	29-Oct-2009	29-Oct-2029	Granted	Yeda Research and Development Co. Ltd.
China	ZL200980153053.4	29-Oct-2009	29-Oct-2029	Granted	Yeda Research and Development Co. Ltd.
Israel	212587	29-Oct-2009	29-Oct-2029	Granted	Yeda Research and Development Co. Ltd.

India	285832	29-Oct-2009	29-Oct-2029	Granted	Yeda Research and Development Co. Ltd.
Russian Federation	2506311	29-Oct-2009	29-Oct-2029	Granted	Yeda Research and Development Co. Ltd.

Use of Anti Third Party Central Memory T Cells for Anti-Leukemia/Lymphoma Treatment
Country	Patent Number	Filed	Expires	Status	Assignee
USA	9,421,228	08-Sep-2011	08-Sep-2031	Granted	Yeda Research and Development Co. Ltd.
USA (Continuation)	2016-0354410-A1	08-Sep-2011	08-Sep-2031	Pending	Yeda Research and Development Co. Ltd.
Europe	2613801	08-Sep-2011	08-Sep-2031	Granted	Yeda Research and Development Co. Ltd.
Canada	2,810,632	08-Sep-2011	08-Sep-2031	Granted	Yeda Research and Development Co. Ltd.
China	ZL201180053858.9	08-Sep-2011	08-Sep-2031	Granted	Yeda Research and Development Co. Ltd.
Israel	225102	08-Sep-2011	08-Sep-2031	Granted	Yeda Research and Development Co. Ltd.
Japan	5,977,238	08-Sep-2011	08-Sep-2031	Granted	Yeda Research and Development Co. Ltd.
Hong Kong	HK1187528	08-Sep-2011	08-Sep-2031	Granted	Yeda Research and Development Co. Ltd.
Republic of Korea	10-1788826	08-Sep-2011	08-Sep-2031	Granted	Yeda Research and Development Co. Ltd.
Singapore	188473	08-Sep-2011	08-Sep-2031	Granted	Yeda Research and Development Co. Ltd.
Mexico	357746	08-Sep-2011	08-Sep-2031	Granted	Yeda Research and Development Co. Ltd.

Anti Third Party Central Memory T Cells, Methods of Producing Same and Use of Same in Transplantation and Disease Treatment
Country	Patent Number	Filed	Expires	Status	Assignee
USA (Divisional)	11,324,777	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.
USA (Continuation)	2023-0024587-A1	06-Sep-2012	06-Sep-2032	Pending	Yeda Research and Development Co. Ltd.
Europe	2753351	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.
Canada	2,848,121	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.
China	ZL201280054739.X	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.
Israel	231397	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.
Australia	2012305931	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.
New Zealand	622749	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.
Japan	6,196,620	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.
Hong Kong	HK1200099	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.
Republic of Korea	10-2073901	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.
Singapore	11201400513P	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.
Brazil	BR 11 2014 005355 3	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.
Mexico	351226	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.
South Africa	2014/01993	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.
India	375463	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.
Russian Federation	2636503	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.

Use of Anti Third Party Central Memory T Cells
Country	Patent Number	Filed	Expires	Status	Assignee
Europe	3322424	14-Jul-2016	16-Jul-2036	Accepted	Yeda Research and Development Co. Ltd.
China	CN 108025026 A	14-Jul-2016	16-Jul-2036	Pending	Yeda Research and Development Co. Ltd.

Methods Of Transplantation And Disease Treatment
Country	Patent Number	Filed	Expires	Status	Assignee
USA	10,933,124	14-Jul-2016	14-JuL-2036	Granted	Yeda Research and Development Co. Ltd.

Genetically Modified Anti-Third Party Central Memory T Cells and Use of Same in Immunotherapy
Country	Patent Number	Filed	Expires	Status	Assignee
USA	11,179,448	14-July-2016	16-Jul-2036	Granted	Yeda Research and Development Co. Ltd.
USA (Continuation)	2022-0080034-A1	14-July-2016	16-Jul-2036	Pending	Yeda Research and Development Co. Ltd.
Europe	3322425	14-July-2016	16-Jul-2036	Granted	Yeda Research and Development Co. Ltd.
Canada	2,991,690	14-July-2016	16-Jul-2036	Pending	Yeda Research and Development Co. Ltd.
China	CN 108135938 A	14-July-2016	16-Jul-2036	Pending	Yeda Research and Development Co. Ltd.
China (Divisional)	CN 114457039 A	14-July-2016	16-Jul-2036	Pending	Yeda Research and Development Co. Ltd.
Israel	256916	14-July-2016	16-Jul-2036	Pending	Yeda Research and Development Co. Ltd.
Australia	2016291825	14-July-2016	16-Jul-2036	Granted	Yeda Research and Development Co. Ltd.
Japan	7,057,748	14-July-2016	16-Jul-2036	Granted	Yeda Research and Development Co. Ltd.
Hong Kong	1255063A	14-July-2016	16-Jul-2036	Pending	Yeda Research and Development Co. Ltd.

Veto Cells Generated from Memory T-Cells
Country	Patent Number	Filed	Expires	Status	Assignee
USA	10,961,504	27-Jun-2017	27-Jun-2037	Granted	Yeda Research and Development Co. Ltd.
USA (Continuation)	2021-0214687-A1	27-Jun-2017	27-Jun-2037	Allowed	Yeda Research and Development Co. Ltd.
Europe	3475414	27-Jun-2017	27-Jun-2037	Pending	Yeda Research and Development Co. Ltd.
Canada	3,029,001	27-Jun-2017	27-Jun-2037	Pending	Yeda Research and Development Co. Ltd.
China	CN 109661463 A	27-Jun-2017	27-Jun-2037	Allowed	Yeda Research and Development Co. Ltd.
Israel	263924	27-Jun-2017	27-Jun-2037	Pending	Yeda Research and Development Co. Ltd.
Australia	2017289879	27-Jun-2017	27-Jun-2037	Accepted	Yeda Research and Development Co. Ltd.
Japan	2018-567129	27-Jun-2017	27-Jun-2037	Pending	Yeda Research and Development Co. Ltd.
Hong Kong	40007502A	27-Jun-2017	27-Jun-2037	Pending	Yeda Research and Development Co. Ltd.
Singapore	11201811563R	27-Jun-2017	27-Jun-2037	Granted	Yeda Research and Development Co. Ltd.
Republic of Korea	10-2444170	27-Jun-2017	27-Jun-2037	Granted	Yeda Research and Development Co. Ltd.
Mexico	MX/a/2019/000022	27-Jun-2017	27-Jun-2037	Pending	Yeda Research and Development Co. Ltd.
India	201927002672	27-Jun-2017	27-Jun-2037	Pending	Yeda Research and Development Co. Ltd.
Russian Federation	2779844	27-Jun-2017	27-Jun-2037	Granted	Yeda Research and Development Co. Ltd.

Methods of Transplantation and Disease Treatment
Country	Patent Number	Filed	Expires	Status	Assignee
USA	10,751,368	18-Jan-2018	18-Jan-2038	Granted	Yeda Research and Development Co. Ltd.

Genetically Modified Veto Cells and Use of Same in Immunotherapy
Country	Patent Number	Filed	Expires	Status	Assignee
USA	11,555,178	18-Jan-2018	18-Jan-2038	Granted	Yeda Research and Development Co. Ltd.
Europe	3571295	18-Jan-2018	18-Jan-2038	Pending	Yeda Research and Development Co. Ltd.
China	CN 110392736 A	18-Jan-2018	18-Jan-2038	Pending	Yeda Research and Development Co. Ltd.
Israel	268126	18-Jan-2018	18-Jan-2038	Pending	Yeda Research and Development Co. Ltd.

Anti-Viral Central Memory CD8+ Veto Cells in Haploidentical Stem Cell Transplantation
Country	Patent Number	Filed	Expires	Status	Assignee
Canada	3,149,379	06-Aug-2020	06-Aug-2040	Pending	Yeda Research and Development Co. Ltd.
Japan	2022-506965	06-Aug-2020	06-Aug-2040	Pending	Yeda Research and Development Co. Ltd.
Hong Kong	62022064272.7	06-Aug-2020	06-Aug-2040	Pending	Yeda Research and Development Co. Ltd.
Brazil	BR 11 2022 001988 2	06-Aug-2020	06-Aug-2040	Pending	Yeda Research and Development Co. Ltd.
Israel	290337	06-Aug-2020	06-Aug-2040	Pending	Yeda Research and Development Co. Ltd.
Mexico	MX/a/2022/001578	06-Aug-2020	06-Aug-2040	Pending	Yeda Research and Development Co. Ltd.
USA	17/633,294	06-Aug-2020	06-Aug-2040	Pending	Yeda Research and Development Co. Ltd.
Australia	2020326568	06-Aug-2020	06-Aug-2040	Pending	Yeda Research and Development Co. Ltd.
India	202227011269	06-Aug-2020	06-Aug-2040	Pending	Yeda Research and Development Co. Ltd.
Europe	20850208.8	06-Aug-2020	06-Aug-2040	Pending	Yeda Research and Development Co. Ltd.
China	CN 114466925 A	06-Aug-2020	06-Aug-2040	Pending	Yeda Research and Development Co. Ltd.
Russian Federation	2022105687	06-Aug-2020	06-Aug-2040	Pending	Yeda Research and Development Co. Ltd.

Veto CAR-T Cells
Country	Patent Number	Filed	Expires	Status	Assignee
USA	18/020,441	11-Aug-2021	11-Aug-2041	Pending	Yeda Research and Development Co. Ltd.
Europe	21855758.5	11-Aug-2021	11-Aug-2041	Pending	Yeda Research and Development Co. Ltd.
Canada	3,189,051	11-Aug-2021	11-Aug-2041	Pending	Yeda Research and Development Co. Ltd.
China	IL2021/050984	11-Aug-2021	11-Aug-2041	Pending	Yeda Research and Development Co. Ltd.
Israel	300470	11-Aug-2021	11-Aug-2041	Pending	Yeda Research and Development Co. Ltd.
Australia	2021323525	11-Aug-2021	11-Aug-2041	Pending	Yeda Research and Development Co. Ltd.
Japan	2023-509690	11-Aug-2021	11-Aug-2041	Pending	Yeda Research and Development Co. Ltd.
Hong Kong	40007502A	11-Aug-2021	11-Aug-2041	Pending	Yeda Research and Development Co. Ltd.
Singapore	11202300925X	11-Aug-2021	11-Aug-2041	Pending	Yeda Research and Development Co. Ltd.
Republic of Korea	10-2444170	11-Aug-2021	11-Aug-2041	Pending	Yeda Research and Development Co. Ltd.
Mexico	MX/a/2023/001771	11-Aug-2021	11-Aug-2041	Pending	Yeda Research and Development Co. Ltd.
India	202327016034	11-Aug-2021	11-Aug-2041	Pending	Yeda Research and Development Co. Ltd.
Russian Federation	2023105361	11-Aug-2021	11-Aug-2041	Pending	Yeda Research and Development Co. Ltd.
Brazil	BR 11 2023 002424 2	11-Aug-2021	11-Aug-2041	Pending	Yeda Research and Development Co. Ltd.

Use of Veto Cells for the Treatment of Sickle Cell Disease
Country	Patent Number	Filed	Expires	Status	Assignee
USA (Continuation)	2022-0265726-A1	05-Nov-2020	05-Nov-2040	Pending	Yeda Research and Development Co. Ltd.
Europe	4055145	05-Nov-2020	05-Nov-2040	Pending	Yeda Research and Development Co. Ltd.
Canada	3,160,296	05-Nov-2020	05-Nov-2040	Pending	Yeda Research and Development Co. Ltd.
China	CN 114901801 A	05-Nov-2020	05-Nov-2040	Pending	Yeda Research and Development Co. Ltd.
Israel	292720	05-Nov-2020	05-Nov-2040	Pending	Yeda Research and Development Co. Ltd.
Nigeria	NG/PT/PCT/2022/6020	05-Nov-2020	05-Nov-2040	Pending	Yeda Research and Development Co. Ltd.
South Africa	2022/06164	05-Nov-2020	05-Nov-2040	Pending	Yeda Research and Development Co. Ltd.
Hong Kong	62023068632.6	05-Nov-2020	05-Nov-2040	Pending	Yeda Research and Development Co. Ltd.
Mexico	MX/a/2022/005418	05-Nov-2020	05-Nov-2040	Pending	Yeda Research and Development Co. Ltd.
India	202227031213	05-Nov-2020	05-Nov-2040	Pending	Yeda Research and Development Co. Ltd.
Brazil	BR 11 2022 008700 4	05-Nov-2020	05-Nov-2040	Pending	Yeda Research and Development Co. Ltd.

Use of Veto Cells in Treatment of T Cell Mediated Autoimmune Diseases
Country	Patent Number	Filed	Expires	Status	Assignee
USA (Continuation)	2022-0265725-A1	05-Nov-2020	05-Nov-2040	Pending	Yeda Research and Development Co. Ltd.
Europe	4055146	05-Nov-2020	05-Nov-2040	Pending	Yeda Research and Development Co. Ltd.
Canada	3,160,301	05-Nov-2020	05-Nov-2040	Pending	Yeda Research and Development Co. Ltd.
China	CN 115175688 A	05-Nov-2020	05-Nov-2040	Pending	Yeda Research and Development Co. Ltd.
Japan	2022-525357	05-Nov-2020	05-Nov-2040	Pending	Yeda Research and Development Co. Ltd.
Israel	292722	05-Nov-2020	05-Nov-2040	Pending	Yeda Research and Development Co. Ltd.
Australia	2020379319	05-Nov-2020	05-Nov-2040	Pending	Yeda Research and Development Co. Ltd.
Russian Federation	2022114785	05-Nov-2020	05-Nov-2040	Pending	Yeda Research and Development Co. Ltd.
Hong Kong	62023068631.8	05-Nov-2020	05-Nov-2040	Pending	Yeda Research and Development Co. Ltd.
Mexico	MX/a/2022/005416	05-Nov-2020	05-Nov-2040	Pending	Yeda Research and Development Co. Ltd.
India	202227031212	05-Nov-2020	05-Nov-2040	Pending	Yeda Research and Development Co. Ltd.
Brazil	BR 11 2022 008638 5	05-Nov-2020	05-Nov-2040	Pending	Yeda Research and Development Co. Ltd.

Conditioning Protocols For Use With Anti-Viral Central Memory Cd8+ Veto Cells In Haploidentical Stem Cell Transplantation
Country	Patent Number	Filed	Expires	Status	Assignee
USA (Provisional)	63/420,741	31-Oct-2022	31-Oct-2023	Pending	Yeda Research and Development Co. Ltd.

A Combination Therapy for a Stable and Long Term Engraftment
Country	Patent Number	Filed	Expires	Status	Assignee
USA	10,369,172	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
USA (Continuation)	11,497,776	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
USA (Continuation)	17/958,401	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.
Europe	2793914	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
Israel	233303	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
Australia	2012355990	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
New Zealand	627272	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
Hong Kong	HK1202810	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
Republic of Korea	2109643	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
Singapore (Divisional)	10201801905W	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
Mexico	370404	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
Russian Federation	2657758	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.

A Combination Therapy for a Stable and Long Term Engraftment Using Specific Protocols for T/B Cell Depletion
Country	Patent Number	Filed	Expires	Status	Assignee
USA	10,434,121	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
USA (Continuation)	11,504,399	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
Europe	2797421	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
Canada	2,859,952	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
Israel	233302	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
Australia	2012355989	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
Australia (Divisional)	2016259415	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
New Zealand	627549	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
Japan	6,313,219	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
Hong Kong	1202775	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
Singapore	11201403456U	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
Brazil	BR 11 2014 015959 9	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.
Mexico	372502	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
South Africa	2014/05298	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
Russian Federation	2648354	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.

Veto Cell Technology Platform

Background

Our Veto Cell technology is a unique immunotherapy platform technology that enables the selective attenuation of the immune system. In other words, pre-clinical studies as well as initial human clinical trial results show that the treatment has the ability to reduce the immune response to selective “threats,” with low risk for adverse side effects.

What makes the Veto Cell approach distinctive is the degree to which it leverages the inherent specificity of the human immune system. The immune system defends the body by creating a specific stream of T-cell clones for each of millions of possible individual threats. A given T-cell will attack only its specific target, ignoring all other threats. Our technology enables the physician to selectively attenuate immune response, thus effectively “switching-off” an individual stream of T-cell clones without affecting other such streams of T-cell clones dispatched by the immune system to attack unwanted incursions.

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

The main objective of the trial is to achieve engraftment of the T-cell depleted transplant without GvHD by using Veto cells, and to define the optimal Veto cell dose. The initial version of the protocol has been very successful in achieving these primary endpoints in all of the first 10 patients. None of the patients experienced toxicity nor any other adverse outcome associated with the Veto cells. While a subsequently treated patient had initial engraftment, the patient developed secondary graft failure, associated with a viral infection which is known to cause this. Another patient with aplastic anemia, a nonmalignant disorder, achieved successful engraftment, but later developed autoimmune hemolytic anemia, and eventually died; this was not linked to the Veto cells.

Four patients who engrafted subsequently had reduced white blood cell counts, which responded to treatment. Importantly, none of these patients have rejected their transplant. These reduced white blood cell counts are antibody related issues, which are more common after T-cell depleted transplants and haploidentical transplants. Since this protocol uses a reduced intensity preparative regimen to reduce toxicity, there is limited depletion of B-cells. In other settings, the use of Rituximab prior to a T-cell deplete transplant has effectively addressed this issue, without adverse outcomes. The current protocol already includes Rituximab for patients with B-cell blood cell cancers, and we now plan to give Rituximab to all patients going forward. We have structured the balance of the trial to both determine the maximum Veto cell dose tolerance and also to ensure that we can avoid antibody related issues. If it continues to succeed in human clinical trials, we believe that it may have meaningful and potentially broad impact on the field of stem cell transplantation:

1)	Significantly improve outcomes of transplantations by reducing the host (transplant recipient) rejection rate of T-cell depleted stem cells (e.g. from bone marrow) – thus supporting successful engraftment of the transplanted cells, which is the treatment for the blood cancer itself. In order to improve the safety of this cancer treatment, Veto Cell technology has shown in both preclinical studies and initial clinical data that it can markedly reduce both the risk of GvHD and the need for using aggressive amounts of immunosuppression treatments. We have shown in preclinical studies, and are beginning to see in the clinic, the reduction of viral infections that typically threaten patients post transplantation. This safer means of deliver stem cell transplants would significantly reduce the HSCT mortality rate and therefore lead to broader use of this treatment. Furthermore, by adding CAR-T to the HSCT protocol, which we have already done successfully in preclinical studies, we can bridge between the initial transplantation and the conclusion of immune reconstitution, thus providing both short-term and ongoing protection against remission. This has the potential to significantly improve efficacy beyond that of the current outcomes of either CAR-T or HSCT on their own.

2)	Substantively increase the number of transplantations by enabling successful engraftment under lower levels of immune suppression and therefore making the therapy accessible to older and sicker patients (who today may not survive ablation).

3)	Further increase the number of transplantations by making transplantation appropriate for other indications (for which today transplantation would be considered an inappropriately risky treatment). See, e.g. BMT 2021 Correction of Sickle Cell Disease by Allogeneic Hematopoietic Cell Transplantations with Anti-3rd Party Veto Cells, Bone Marrow Transplantation, March 3, 2021.

In addition, our Veto Cell technology may possibly play a role in the treatment of a number of additional serious and currently poorly treated non-malignant diseases. Finally, based on preclinical studies using genetically modified cells, we believe that Veto Cells will be able to act as critical enabler for other cell therapies, most notably CAR-T cell therapy, which has recently shown strong initial indications of being effective in the near term in treating blood cancer.

Yeda has been granted two patents that extend the usage of Veto Cell technology as a critical enabler for other cell therapy treatments. One patent application highlights, based on preclinical data, the ability of Veto Cells to accompany other cell therapy treatments and help them overcome rejection and avoid GvHD in an allogeneic treatment setting. The other patent application involves a genetically modified Veto Cell that can have sustained survival in the patient’s body while avoiding rejection and GvHD. A more recent patent application was filed and has since been published which shows data that confirm combining Veto Cells with CAR-T cells, have the potential to make CAR-T cells, which to date have been effective primarily in an autologous (patient’s own cells) setting, succeed in an allogeneic setting. What follows is a description of the significance of these two new patent applications:

-	Gene modified cell therapy is considered to be one of the most promising cancer treatment approaches in decades, with companies like Kite Pharma and JUNO Therapeutics having recently been acquired at multi-billion-dollar valuations after having successfully treated relatively small numbers of patients in clinical trials.

-	While gene modified treatments such as CAR-T have shown remarkable results in cancer treatment trials, their published successes to date have been mostly limited to “autologous” blood cell cancer treatments using the patient’s own cells. There are concerns that this type of “personalized” treatment may not have favorable economics on a large-scale basis.

-	The ideal, more lucrative commercial path for CAR-T and similar genetically engineered cell therapies is to become allogeneic or off the shelf product with drug-like distribution economics and to treat a broad spectrum of cancers including solid tumors. Allogene Therapeutics, an early-stage clinical company focused on allogeneic CAR-T, has in the past attained a valuation of $6 billion, whereas Legend Biotech valuation reached a peak valuation of $8 billion and Fate Therapeutics valuation at one point reached the $10B level, underlining the importance of off-the-shelf CAR as a potential cancer treatment. Cell Source licenses Yeda’s patent applications for combining Veto Cells with genetically modified T cells and is currently developing a protocol to bring Veto and CAR-T combined cell therapy to the clinic.

-	In the case of blood cancer treatment, we believe that a VETO CAR-T combined treatment will provide sustained protection for patients in relapse as well as a fundamentally superior approach for those in remission

Cell Source previously completed a collaboration, through its licensing agreement with Yeda, with Professor Zelig Eshhar, the inventor of CAR-T cells. Professor Eshhar has served as both a scientist at the Weizmann Institute and on the Scientific Advisory Board of KITE Pharma. This collaboration confirmed the strength of combining Veto Cell technology with CAR-T cell therapy. Cell Source is now working towards the introduction of allogeneic VETO CAR-T HSCT combined cell treatment for lymphoma and leukemia and, eventually, off the shelf VETO CAR-T for these and other cancers, including solid tumors.

Furthermore, Yeda holds a granted patent, licensed to Cell Source, and has a pending patent based on more advanced data, for an Anti-Viral Veto Cell. Below is an explanation of the potential for this application:

-	Other than primary disease (typically blood cell cancer) the leading causes of death in unrelated donor bone marrow transplants are rejection, GvHD, where the donor bone marrow rejects the host or recipient), and infections, which collectively are responsible for 38% of deaths after haploidentical donor transplants within the first 100 days post-transplant.

-	It is well established that GvHD can be prevented by T cell depletion of the bone marrow transplant. However, this procedure is also associated with an increased rate of graft rejection. Preclinical studies and initial clinical results show that this problem can be overcome by adding Veto Cells to the bone marrow transplant, as well as allowing for a reduced intensity conditioning (RIC) regimen. However, viruses such as CMV and EBV remain a major threat to patients post-transplant.

-	Cell Source has developed a next generation Veto Cell that not only facilitates mismatched transplants but also protects the transplant recipient against these common viruses. During the initial period after a stem cell transplantation the patient’s body undergoes an immune system reconstitution period. While the “new” immune system is building up, the patient is particularly vulnerable to viral infections, which develop in over 90% of bone marrow transplant recipients during the first 100 days post transplantation. Veto cells can fend off CMV and similar viral infection until such time as the patient’s own immune system reconstitutes to the point that it can fight off the infection on its own.

-	Combining GvHD prevention by using T cell depleted transplants with anti-rejection action, under a mild conditioning regimen, as well as virus prevention, Veto Cell could potentially significantly increase survival rates post-transplant. Further adding the short-term cancer killing of CAR-T can combine to deliver even better long-term survival outcomes.

-

Based on preclinical data, and as partially demonstrated in the case of a patient in the current trial, Veto Cells can also be used to facilitate organ transplants (e.g. kidney transplant combined with a bone marrow transplant) with partially mismatched donors and either reduce or eliminate the need for lifelong daily anti-rejection treatment currently given to even fully matched donor organ recipients. Among the data presented at the ASH annual meeting in late 2022, was the following: “One patient with a prior kidney transplant from the same donor had immunosuppressive therapy stopped without kidney rejection. This approach deserves further study in allogeneic HSCT for malignant and nonmalignant hematologic diseases, as well as enhancement of tolerance for organ transplantation.”

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

Described in a Blood editorial as a “substantial advance in Cell Therapy,” a notable characteristic of our Veto Cell is that this mechanism is quite specific. Only those specific T-cell clones that were generated to attack cells from this specific donor are disabled. The rest of the immune system essentially remains intact. The conclusion of the ASH abstract for December 2022 states: “our data demonstrate reliable engraftment of haploidentical TCD (T Cell Depleted) HSCT combined with anti-viral CM (Central Memory) Veto CD8 T cells following a well-tolerated reduced intensity conditioning and show low rates of GVHD in the absence of immunosuppression (post transplantation).”

This is in marked contrast with conventional T cell depleted immunosuppression which degrades the entire immune system and is therefore associated with severe risk of infection and, in the case of stem cell transplantations, high mortality. It is also fundamentally superior to current T cell replete approaches, which, while attaining engraftment, are characterized by a marked incidence of GvHD, which can be debilitating, chronic, and sometimes even fatal.

This effect is long-lived. Firstly, the Veto Cells themselves are long-lived memory cells. Secondly, when infused with stem cells the latter migrate to the thymus where, over time, they create a new “identity” in the host and initiate chimerism where the host and donor cells peacefully co-exist. This chimerism has the effect of “educating” new T-cells being generated by the thymus to tolerate donor cells and this tolerance can become permanent. Furthermore, by inducing permanent tolerance to donor cells, Veto Cells may be able to enable both acceptance (i.e. mitigate both host rejection and GvH (graft) rejection) and thus persistence (i.e. extended survival resulting in enhanced efficacy) of important cell therapy treatments such as CAR-T cells, TCRs and NK cells in treating both blood cell and solid tumor cancers. Beyond this, Veto Cells are also effective not only in neutralizing host anti-donor rejecting cells, but also in the prevention of viruses such as EBV and CMV that are a common cause of post-transplantation morbidity and mortality.

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

i. Stem Cell Transplantation

In order to describe the effect of Veto Cells in transplantation, it is helpful to first briefly review the state of the art:

In a conventional stem cell transplant, the recipient first receives myeloablative conditioning – powerful chemotherapy and/or radiation therapy intended to destroy his/her own bone marrow cells. This has a threefold purpose:

1)	It destroys the host T-cells so they will not attack (reject) the donor bone marrow cells.

2)	It makes space in the host bone marrow for the new donor cells.

3)	It destroys diseased host blood cells so that they do not proliferate and cause relapse following the procedure.

In practice however, there are three major problems:

●	Host rejection – the myeloablative conditioning does not destroy all of the host T-cells. Those that remain may aggressively attack the donor bone marrow cells before they can engraft.

●	GvHD – the transplanted cells include donor T-cells which recognize the host’s body as foreign and attack it.

●	Infections are a common complication from HSCT and result in 28% of early patients deaths in haploidentical transplants of adult patients in the US.

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

CAR-T cell therapy has shown strong cancer killing efficacy in the near term, mainly in an autologous setting. Longer term efficacy to date has been significantly lower, and to date there has been little success in establishing a successful approach to allogeneic CAR-T therapy. Having worked with Zelig Eshhar, the inventor of CAR-T therapy, to combine the CAR-T cell and the Veto Cell in to single cell which both directly attacks cancer cells and facilitates T cell depleted HSCT under RIC, Cell Source is now working to combine Veto Cell powered HSCT with CAR-T cell therapy for blood cell cancers into a single treatment, thus providing a comprehensive end-to-end solution which addresses both short-term cancer killing (via CAR-T) and long term relapse prevention (through a more safely delivered reconstituted immune system).

iv. Enabling Third Party Cell Therapies

Based on preclinical studies using genetically modified cells, in July of 2015 Yeda filed two U.S. provisional patent applications, both of which have since been granted, which are also licensed exclusively by Cell Source on a worldwide basis. These patent applications show the ability of Veto Cells to enhance the performance of cell therapy treatments involving genetically modified receptors. When combined with CAR-T or TCR cell therapy for example, these would potentially greatly enhance the ability of these treatments to be used in an allogeneic or “off the shelf” setting, and also increase their efficacy by avoiding both rejection and GvHD, thus increasing their persistence (survival in the patient’s body). A new patent, based on the Cell Source collaboration with Dr. Zelig Eshhar, the inventor of CAR-T technology, showing the effectiveness of Veto Cells combined with CAR-T cell therapy, was filed by Yeda, under license to Cell Source, in 2020.

This combined VETO CAR-T or similar treatment (e.g. combining Veto with NK cells, or other types of cancer treatments) is expected to result in broadly applicable effective treatments for both blood cell cancers and, eventually, a variety of solid tumor cancers as well.

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

Administration

We envision that Veto Cell therapy will be administered in an in-patient setting, typically as part of the existing procedures involved with stem cell transplantations. Blood will be taken from the donor. The blood will be sent to a regional Company center where the Veto Cells will be developed and expanded – a process that lasts up to two weeks. The Veto Cells will then be sent to the transplantation center where they will be infused to the patient intravenously along with the transplantation.

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

Offering	Objective	Major Activities	Estimated timing
VETO CAR-T (with and without HSCT)	Validate and introduce new commercial treatment to deliver safer and more successful haploidentical HSCT combined with CAR-T cell therapy	1. Establish initial safety and efficacy for Anti-viral Veto Cell, then augment existing trial protocol with CAR-T	●2024
		2. Commence multi-center registration study	●2026-2027
		3. Introduce approved product to high profile US HSCT centers	●2028-2029

Veto Cell Organ Transplantation	Validate efficacy of Veto Cells in attaining engraftment and reducing need for ongoing post-transplant anti-rejection treatment for haploidentical kidney transplants	1. Finalize treatment protocol and commence Phase 1/2 study	●2023-2024
		2. Show sustained tolerance post-transplant without need for daily anti-rejection therapy	●2025-2026

Products and Services

Currently, we do not have any products, and there is no assurance that we will be able to develop any products.

The following products are currently planned:

1.	VETO CAR-T HSCT cell therapy for donor mismatched allogeneic stem cell transplantations for treatment of blood cancer.

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

This is the application of Veto Cell technology to treatment of non-malignant (i.e., non-cancerous) diseases, as discussed in the Technology section. Target indications for Veto Cell therapy for nonmalignant disorders are likely to be: tolerizing therapy for allogeneic transplantations for sickle cell anemia, aplastic anemia, etc. (by using stem cell transplantations as referenced in no. 2 above) and tolerizing therapy for a broader range of congenital immune system related disorders, possibly including preventing the development of Type 1 Diabetes in Diabetes prone or early onset Diabetes patients.

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

In November 2018, we executed a sponsored research agreement with MD Anderson, which was amended in December 2020 and in October 2021. The Company engaged MD Anderson to perform research services in the amount of approximately $1,500,000 from January 1, 2019 to December 31, 2021 (approximately $500,000 each year for three years). The agreement was amended in December 2020 in order to increase the research budget for the year ending December 31, 2021 from approximately $500,000 to $800,000. In November 2022, the agreement was amended to extend the agreement by one year to November 27, 2023 and define the budget during such one-year period to be approximately $1,300,000.

In February 2019, we executed a second agreement with MD Anderson for the production of Veto Cells and the conducting of a Phase ½ FDA trial for the Anti-Rejection, Anti-Viral Veto Cell. The treatment protocol was submitted to the FDA by MD Anderson in February of 2019. Cell Source has conducted Veto Cell production development in cooperation with the Medical Center at the Julius Maximilian University of Würzburg in Germany.

For the Anti-Viral Veto Cell product candidate, MD Anderson is currently conducting a Phase ½ human clinical trial, sponsored by Cell Source. The trial has successfully completed the first three treatment cohorts, with 9 patients each receiving a haploidentical HSCT under reduced intensity conditioning with Veto Cells. This first in human dose optimization trial has thus far shown that the initial dose is in fact the optimal dose, as all nine patients had successful stem cell engraftment after 42 days, in the absence of severe GvHD. Cell Source then continued the trial with a higher dose level. Cell Source anticipates that the US Phase ½ trial, once augmented with CAR-T cancer killing capability in the anticipated VETO CAR-T cell HSTC combined therapy, will last through 2024 or 2025. This would be followed by completion of a Phase 2 trial and Phase 3 trial, which could each last another 2-3 years. While under a fast track FDA program such as RMAT initial marketing approval could potentially be attained after a Phase 2 registration study as early as in 2026 or 2027, full approval, if successful, may not be attained until 2028 or later. Cell Source has concluded an initial proof-of-concept collaboration with Professor Zelig Eshhar, the inventor of CAR-T cell therapy, with respect to combining CAR-T cell therapy with Veto Cells. This is expected to lead to the augmentation of the existing Veto Cell treatment protocol at MD Anderson to include VETO CAR-T cells in 2023 or 2024, which may lead to fast track approval by 2026 or 2027 but may last until 2027 or 2028.

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

The following table summarizes the development plan through 2026:

Competition

In the area of allogeneic HSCT and related GvHD and virus management, our competitors include: the so-called “Baltimore” protocol, which employs a T-cell replete approach under RIC; companies who which have been focused on reducing GvHD in a T-cell depleted setting, with high intensity conditioning (e.g. Bristol Myers Squibb, Merck (OncoImmune), Takeda); companies working to treat GvHD after it occurs (e.g. Abbvie, Incyte and Kadmon (now part of Sanofi)); and finally cell therapy companies developing anti-viral treatments (e.g. Atara, Allovir). In the area of CAR-T cell therapy, our competitors include allogeneic CAR-T companies (e.g. Allogene, Legend, Fate) and autologous CAR-T focused players (e.g. Novartis, Gilead (KITE), BMS/Celgene (JUNO)).

Haploidentical HSCT is gaining popularity in the US, outflanking UCB (umbilical cord blood) and growing more quickly than MUD (matched unrelated donor) based transplants. In the US, the majority of haploidentical HSCT are performed under RIC, mostly using T- cell replete transplants with post-transplant cyclophosphamide treatment. While this “Baltimore” RIC approach has gained popularity (mainly due to safety reasons) – as a T-cell replete approach it carries the risk of marked GvHD. Although some T-cell depleted approaches have shown reductions in GvHD, they face significant safety issues due to their aggressive use of immune suppression. Similarly, while currently approved CAR-T therapy for blood cancer has shown compelling short-term efficacy, the initial longer term data have shown a marked drop off in overall survival rates. Cell Source’s distinctive combination of a T-cell depleted HSCT with RIC, complemented by anti-viral activity and, eventually, enhanced by CAR-T short-term cancer killing, aims to provide the “best of both worlds” with safer, more effective HSTC leading to a reconstituted immune system, supported by “bridging” CAR-T remission induction and relapse prevention during the immune reconstitution period.

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

Strategy Overview

Our strategy is based on two underlying drivers: (a) that both preclinical and clinical data show Veto Cell technology to be consistently effective and have significant advantages over competitors; and (b) that the lead indications (the most common blood cancers) are relatively common, have high mortality and have limited treatment options today.

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

Our strategy can be summarized as follows:

Strategy Element	Introductory period (years 1 -3 post FDA approval)	Years 4+

Market Segments	● Lymphoma and leukemia ● Multiple myeloma ● Kidney disease	● Same as before plus solid tumor cancer targets, liver failure, sickle cell disease, beta thalassemia, diabetes and other non-malignant hematological disorders;

Product Rollout	● VETO CAR-T (with or without HSCT) for B-cell malignancies ● Veto Cell Kidney transplants	● VETO CAR-T for solid tumors ● Veto Cell liver transplants ● Veto HSCT for non-malignant disorders

Customer/ Geographic Focus	● United States ● Western Europe ● China	● Major markets worldwide

Channels/Go to Market	● Direct relationships with leading transplantation centers ● Partnerships with global pharma players	● Out-licensing to, or outright acquisition by, global pharma players

Pricing	● Consistent with other cell therapy offerings currently associated with transplantations and immuno-oncology	● Potentially higher volume, lower cost for “off the shelf” offerings

Operations	● Three production centers: - US - Western Europe - Far East ● Initial capacity leased from or situated adjacent to major transplantation center.	● Regional production centers owned outright or JV with partners

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

Product Rollout

Cell Source plans to seek approval initially in the US and Europe and, in parallel but with a delayed start, in China and possibly Japan. A successful first-in-human Phase 1/2 trial in the US, which could be concluded by 2024 or 2025, would serve as a strong foundation for trials in other countries. Limited sales on a “compassionate grounds” basis may, depending on qualification for Breakthrough Therapy or other Accelerated Approval designation, commence as early as 2026 or 2027. Full approval by the FDA in the U.S. can take as long as 8 years, or until 2029.

Future products may include VETO CAR-T HSCT combined cell therapy for allogeneic stem cell transplantations as well as Veto Cell based organ transplantation. Following the initial market penetration and establishment of solid market positioning, we plan to broaden the product offering to address a wider variety of indications which may include custom Veto Cell developments for specific collaborations with other cell therapy treatments. For example, we believe that one area in which we could broaden our product offerings is to utilize our Veto Cell technology, if successful in humans, to address the rejection problems being faced by companies developing NK, TCR and blood cancer treatment, as an enabler for these treatments to help them overcome some of the rejection and persistence related performance issues their technology currently seems to be facing. If our Veto Cell technology proves to be successful in humans, we plan to continue to explore such potential applications in the future.

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

After the introductory period, we plan to expand activities in these initial markets while simultaneously broadening geographic coverage. In Stage 2, we plan to initiate active marketing efforts in the remaining North American and Western European countries, Japan, Australia, and possibly Russia and India.

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

Patient care facilities send frozen cells to a Cell Source processing center. Most likely, the first processing center will likely consist of production capacity leased from or service providers situated adjacent to a large transplantation center, such as MD Anderson in Texas. Such a transplantation center has appropriate equipment and infrastructure, along with available production capacity, and will also represent an immediate market for our offerings for use in their own procedures. The Cell Source processing center processes the cells and sends the treated cells and appropriate protocols back to the caregiver for infusion at time of transplantation.

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

In general, we assume a capital cost per stand-alone production facility of at least $10 million. This estimate is based, in part, on the projected high costs of GMP “clean rooms,” each of which can cost $1 million or more to set up. We will need to obtain financing in order to fund the setup of such facilities. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

We commenced our first Phase ½ clinical trial in late 2019. This trial combines traditional Phase 1 safety with Phase 2 efficacy inasmuch as it is a safety trial conducted on sick patients, so as to both establish safety and show initial indications of efficacy concurrently. The goal is to demonstrate safety and initial efficacy in several indications. Management has structured the trials such that an additional goal of showing initial markers pointing to successful engraftment, in the absence of GvHD, while preventing viral infections, already within Phase ½.

The chart below provides an overview of the current trials plan, which can of course vary based on both finalization of human protocols and timing or regulatory approvals:

Trial Plans

Trials are planned for the US and Europe. The current initial US trial plans to treat 24 patients. We plan to focus on haploidentical (donor mismatched) stem cell bone transplantation under reduced intensity conditioning (reduced levels of immune suppression treatment) for B-cell malignancies and non-malignant indications (e.g. sickle cell disease). We are currently conducting a preclinical trial for VETO CAR-T cell therapy. Once we complete a proof of concept, we plan to augment the current clinical trial protocol for blood cell cancer to include VETO CAR-T cells, and to develop an Off-the-shelf VETO CAR-T treatment, without a stem cell transplant, for patients in relapse. In the future, we plan to conduct clinical trials for solid tumor patients as well. Also, once we have shown safety and efficacy for Veto Cell based stem cell transplants, we plan to combine these with haploidentical kidney transplants in patient trials.

Regulatory Issues Overview

We are currently seeking regulatory approval from the U.S. FDA, and also plan to apply to the European Medicines Agency (“EMA”) in Europe and to approach similar agencies elsewhere for approvals to both produce and sell our products.

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

To satisfy FDA or foreign regulatory approval standards for the commercial sale of our product candidates, we must demonstrate in adequate and controlled clinical trials that our product candidates are safe and effective. Success in early clinical trials, including Phase 2 trials, does not ensure that later clinical trials will be successful. Our initial results from Phase ½ clinical trials also may not be confirmed by later analysis or subsequent larger clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier clinical trials.

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

The COVID-19 pandemic has impacted global economic conditions. The Company closely monitors the impact of the pandemic on its operations, financial position, cash flows and its industry in general. The Company considered the impact of COVID-19 on its business and operational assumptions and estimates, and determined there were no material adverse impacts on the Company’s consolidated results of operations and financial position as of December 31, 2022.

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

Similarly, the economic uncertainty caused by the COVID-19 pandemic has made and may continue to make it difficult for the Company to forecast operating results, including the timing and ability of the Company to initiate and/or complete current and/or future preclinical studies and/or clinical trials, disrupt the Company’s regulatory activities, and/or have other adverse effects on the Company’s clinical development. The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, and if the Company is not able to respond to and manage the impact of such events effectively, the Company’s business may be harmed. Additionally, we are unable to predict if a different pandemic could have similar or different impacts on our business, financial condition, or share price. Future developments in these and other areas present material uncertainty and risk with respect to our clinical trials, business, financial condition, and results of operations.

Risks Related to Our Capital Resources and Impairments

We have a limited operating history and a history of operating losses and expect to incur significant additional operating losses.

Our planned principal operations are the development and commercialization of new cell therapy products focused on treatment of blood cancers, certain non-malignant disorders and organ transplantations. We are currently conducting research and development activities in order to facilitate the continued transition of the patented technology we license from the laboratory to clinical trials. We have a limited operating history. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. We have generated net losses since we began operations, including net losses of $5,167,748 and $5,472,435 for the years ended December 31, 2022 and 2021, respectively. We expect to incur substantial additional net expenses over the next several years as our research, development, and commercial activities increase. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to generate revenue and achieve profitability will depend on, among other things, successful completion of the preclinical and clinical development of our product candidates; obtaining necessary regulatory approvals from the U.S. Food and Drug Administration (the “FDA”) and international regulatory agencies; successful manufacturing, sales, and marketing arrangements; and raising sufficient funds to finance our activities. If we are unsuccessful at some or all of these undertakings, our business, prospects, and results of operations may be materially adversely affected.

We will need to secure additional financing.

We anticipate that we will incur operating losses for the foreseeable future. As of December 31, 2022, we had cash in the amount of $222,665. Based on our current resources, we will not be able to continue to operate without additional immediate funding. If we are not successful in securing additional financing, we may be required to delay significantly, reduce the scope of or eliminate one or more of our research or development programs, downsize our general and administrative infrastructure, or seek alternative measures to avoid insolvency, including arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or products. Our future capital requirements will depend on many factors, including:

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

As of December 31, 2022, we had a working capital deficit and accumulated deficit of $12,633,895 and $36,346,176, respectively. During the year ended December 31, 2022, we incurred a net loss of $5,167,748. We have historically incurred operating losses and may continue to incur operating losses for the foreseeable future. We believe that these conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date these financial statements are issued. This may hinder our future ability to obtain financing or may force us to obtain financing on less favorable terms than would otherwise be available. We have not generated revenues to-date. Our primary source of operating funds since inception has been equity and debt financings. Our plans include continued efforts to raise additional capital through debt and equity financings. There is no assurance that these funds will be sufficient to enable us to fully complete our development activities or attain profitable operations. If we are unable to obtain such additional financing on a timely basis or, notwithstanding any request we may make, if our debt holders do not agree to convert their notes into equity or extend the maturity dates of their notes, we may have to curtail our development, marketing and promotional activities, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations and liquidate. There can be no assurance that we will be able to continue as a going concern.

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

As of December 31, 2022 and through the date of this filing, notes payable with principal amounts totaling $1,408,000 and $2,046,053, respectively, were past due. Although only one holder of a note with the principal amount of $250,000 has elected to pursue remedies against us, no assurance can be given that the other holders will not do so in the future. The institution of collection actions could have a material adverse effect on our business and could force us to seek relief through insolvency or other proceedings.

Risks Related to Our Common Stock

There may be additional issuances of shares of preferred stock in the future.

Our Articles of Incorporation permit us to issue up to 10,000,000 shares of preferred stock and our board of directors has authorized 1,350,000 shares of Series A Convertible Preferred and 1,000,000 shares of Series C Convertible Preferred Stock, for issuance. Our board of directors could authorize the issuance of additional series of preferred stock in the future and such preferred stock could grant holders preferred rights on parity with the Series A Preferred and Series C Preferred as to dividend payments and liquidation preference. The issuances of other series of preferred stock could have the effect of reducing the amounts available to the holders Series A Preferred and Series C Preferred in the event of our liquidation, winding-up or dissolution. It may also reduce cash dividend payments on the Series A Preferred if we do not have sufficient funds to pay dividends on all Series A Preferred outstanding and outstanding parity preferred stock.

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

Our officers, directors and affiliates currently own approximately 24% of our outstanding common stock. Such concentrated control of the Company may adversely affect the value of our ordinary shares. If you acquire our ordinary shares, you may have no effective voice in our management. Sales by our insiders or affiliates, along with any other market transactions, could affect the value of our ordinary shares.

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

As of December 31, 2022, we had 36,081,758 shares of Common Stock issued and outstanding and outstanding warrants to purchase 13,858,079 shares of Common Stock. The issuance of shares of Common Stock upon exercise of outstanding warrants or options could result in substantial dilution to our stockholders, which may have a negative effect on the price of our Common Stock.

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

In January 2019, the holder of a promissory note in the principal amount of $250,000 due on March 16, 2016 instituted a collection action in the Supreme Court of the State of New York, County of New York. On June 12, 2019, the plaintiff served a motion for summary judgment through the Secretary of State which was heard on July 12, 2019 and granted. The Company contends that it was not given sufficient notice under the applicable statute and did not have an opportunity to oppose the motion. Judgment was entered in October 2019 in the amount of $267,680. The Company brought a motion to vacate based on the jurisdictional defect of the motion in not providing the required amount of time, but that motion was denied in February 2021 without properly addressing the jurisdictional issues raised by the Company. The Company appealed the denial and then filed a motion to Renew and Reargue the motion to vacate based on the Court’s failure to address critical issues. That motion was also denied on April 15, 2021 without addressing the Company’s arguments. The Company appealed the second denial as well and pursued both appeals in a consolidated manner so as to resolve all issues together. Each of the appeals was denied and there is no further opportunity to appeal. While the Company’s motions were pending, the plaintiff commenced steps to collect judgment. During the year ended December 31, 2021, $103,088 of a $250,000 deposit made with the court by a third party on behalf of the Company was released to an officer of the court and has been accounted for as partial note repayment, with an additional $146,912 due under the note repaid by a release of the remaining deposit to an officer of the court during the year ended December 31, 2022, which was also accounted for as a note repayment. Inasmuch, as there are no further opportunities to appeal, the Company is arranging to pay the remaining amount due, which, as of the date of this Report, is estimated to be approximately $67,000.

In August 2022, a holder of 360,000 shares of the Company’s common stock filed a complaint against the Company, its President and legal counsel in the United States District Court, Southern District of New York, claiming unspecified damages for an alleged wrongful refusal to authorize the Company’s transfer agent to remove restrictive legends from the shares held by the shareholder. The Company has filed a motion to dismiss the complaint which is pending, as is a mediation being conducted in an effort to resolve this matter. The complaints against the Company’s legal counsel and President were dismissed by the Court.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Equity and Related Stockholder Matters

Our common stock is currently quoted under the symbol “CLCS” on the OTCQB.

As of August 1, 2023, there were 200 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Warrants

As of December 31, 2022, we had outstanding warrants to purchase an aggregate of 13,858,079 shares of common stock with a weighted average exercise price of $1.06 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

Our Board of Directors adopted the 2019 Equity Incentive Plan (the “Plan”) in August 2019. A total of 7,900,000 shares of common stock were initially reserved for issuance under the Plan and the number of reserved shares increases on the first day of each year in an amount equal to the lesser of 3% of the number of shares of common stock outstanding on the last day of the preceding year or the amount determined by our Board of Directors. As of December 31, 2022, a total of 10,719,270 shares of common stock were reserved for issuance under the Plan. The Plan permits the Board of Directors to issue stock options, stock appreciation rights, restricted stock, restricted stock units, performance and other awards to employees, consultants and directors of the Company. As of the date of filing, the Company’s shareholders have not approved the Plan. The number of stock options outstanding under the Plan, the weighted average exercise price of the outstanding options, and the number of securities remaining available for issuance as of December 31, 2022 were as follows:

EQUITY COMPENSATION PLAN TABLE

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	6,932,004	$0.83	3,787,266
Total	6,932,004	$0.83	3,787,266

Sales of Unregistered Securities

During September 2022 convertible notes in the aggregate principal amount of $220,000 automatically converted into 11,303 shares of our Series C Convertible Preferred Stock on the maturity dates of the convertible notes. We relied upon the exemption provided by Section 3(a)(9) of the Securities Act in connection with these transactions.

In December 2022, we issued an aggregate of 829,369 shares of our common stock as payment-in-kind dividends to holders of our Series A Convertible Preferred Stock and holders of our Series C Convertible Preferred Stock. We relied upon the exception provided by Section 4(2) of the Securities Act in connection with these transactions.

Between November 10, 2022 and December 28, 2022, we issued convertible notes in the aggregate principal amount of $405,000 to eight accredited investors. The notes mature six months from the date of issuance and accrue interest at a rate of 8% per annum. The notes are convertible into shares of our Series C Preferred Stock at a conversion price of $7.50 per share at the holder’s option. In connection with the issuance of the notes, we issued five year warrants to purchase an aggregate of 324,000 shares of common stock at an exercise price of $1.25 per share. We relied upon the exemption provided by Section 4(2) of the Securities Act in connection with these transactions.

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

The unique advantage of Cell Source technology lies in the ability to induce sustained tolerance of transplanted cells (or organs) by the recipient’s immune system in a setting that requires only mild immune suppression, while avoiding the most common post-transplant complications. The scientific term for inducing such tolerance in a transplantation setting is chimerism, where the recipient’s immune system tolerates the co-existence of the (genetically different) donor type and host (recipient) type cells. Attaining sustained chimerism is an important prerequisite to achieving the intrinsic GvL (graft versus leukemia) effect of HSCT and supporting the reconstitution of normal hematopoiesis (generation of blood cells, including those that protect healthy patients from cancer) in blood cancer patients. Preclinical data and initial clinical data show that Cell Source’s Veto Cell technology (currently in a clinical trial in the US) can provide superior results in allogeneic (donor-derived) HSCT by allowing for haploidentical stem cell transplants under a mild conditioning regimen, while avoiding the most common post-transplant complications. Combining this with CAR (Chimeric Antigen Receptor) T cell therapy as a unified VETO CAR-T treatment, we plan to treat patients in relapse as well as those in remission and use the cancer killing power of CAR-T to protect the patient while their immune system fully reconstitutes, thus providing an end-to-end solution for blood cancer treatment by potentially delivering a fundamentally safer and more effective allogeneic HSCT: prevention of relapse; avoidance GvHD; prevention of viral infections; and enhanced persistence of GvL effect. This means that the majority of patients will be able to find a donor, and will have access to a potentially safer procedure with higher long term survival rates than what either donor-derived HSCT or autologous CAR-T each on their own currently provide.

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

Recent Developments

Preclinical Results and Clinical Results

After two years of intensive collaboration with Professor Zelig Eshhar, the inventor of CAR-T cell therapy, preclinical data confirmed that Veto Cells can markedly extend persistence of genetically modified T cells from the same donor and that genetically modified Veto Cells can effectively inhibit tumors expressing an antigen recognized by the transgenic T cell receptor. Furthermore, human Veto Cells transfected with CAR exhibit anti-tumor activity in-vitro without losing their veto activity. These preclinical results have formed the basis of our current development of a clinical protocol for allogeneic VETO CAR-T HSCT combined therapy for blood cancer treatment. Cell Source plans to submit this protocol for approval by the end of 2023. The Phase 1/2 clinical trial at the University of Texas MD Anderson Cancer Center, using Cell Source’s Anti-viral Veto Cells, has successfully completed the first three treatment cohorts, with 9 patients each receiving a haploidentical HSCT under reduced intensity conditioning with Veto Cells. This first in human dose optimization trial has thus far shown that the initial dose is in fact the optimal dose, as all nine patients had successful stem cell engraftment after 42 days, in the absence of severe GvHD. Cell Source has continued the trial as it proceeds with the next cohorts of patients, using the higher dose level, in order to complete the dose finding process.

COVID-19 and Other Events

The novel coronavirus (“COVID-19”) pandemic continues to impact global economic conditions. The Company is closely monitoring the outbreak of COVID-19 and its impact on the Company’s operations, financial position, cash flows and its industry in general. The Company considered the impact of COVID-19 on its business and operational assumptions and estimates, and determined there were no material adverse impacts on the Company’s consolidated results of operations and financial position as of December 31, 2022.

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

Consolidated Results of Operations

Year Ended December 31, 2022 Compared with the Year Ended December 31, 2021

Research and Development

Research and development expense was $1,996,173 and $1,323,408 for the years ended December 31, 2022 and 2021, respectively, an increase of $672,765, or 51%. This increase is attributable to increased payments to $1,296,000 during the 2022 period as compared to $803,056 during the 2021 period under the sponsored research agreement with MD Andersen, a difference of $492,944. Furthermore, we enrolled additional patients during the 2022 period which resulted in research and development expense of $527,525 being recognized during the 2022 period compared to $323,629 during the 2021 period.

General and Administrative

General and administrative expense was $2,179,160 and $2,695,164 for the years ended December 31, 2022 and 2021, respectively, a decrease of $516,004, or 19%. General and administrative expenses are primarily comprised of external consulting and professional fees, payroll and stock-based compensation expenses. The decrease was primarily attributable to a reduction in consulting expenses of $462,972 due to less activity during 2022 as a result of limited financial resources and a decrease in stock-based compensation of $341,514 as a result a reduction in equity grants year over year, partially offset by an increase in legal fees of $244,035 in connection with various legal matters.

Interest Expense

Interest expense for the years ended December 31, 2022 and 2021 was $707,115 and $629,201, respectively, an increase of $77,914, or 12%. The increase was primarily a result of the change in fair value of warrants issued as interest.

Amortization of Debt Discount

Amortization of debt discount was $285,300 and $731,502 for the years ended December 31, 2022 and 2021, respectively, a decrease of $446,202, or 61%. The decrease is primarily associated with the decreased levels of warrants and common stock issued as debt discounts in connection with convertible notes payable in the 2022 period.

Gain on Forgiveness of Accrued Interest

During the year ended December 31, 2021, we recognized a gain on forgiveness of accrued interest of $49,983 in connection with the repayment of certain notes payable.

Loss on Extinguishment of Notes Payable

During the year ended December 31, 2021, we recognized $143,143 of loss on extinguishment of notes payable in connection with the extension, repayment, and conversion of notes payable.

Liquidity and Going Concern

We measure our liquidity in a number of ways, including the following:

	December 31,
	2022	2021

Cash	$222,665	$93,095
Working capital deficiency	$(12,633,895)	$(9,826,135)

During the year ended December 31, 2022, we had not generated any revenues, had a net loss of $5,167,748 and had used cash in operations of $3,138,686. As of December 31, 2022, we had a working capital deficiency of $12,633,895 and an accumulated deficit of $36,346,176. As of December 31, 2022 and through the date of this filing, notes payable with principal amounts totaling $1,408,000 and $2,046,053, respectively, were past due and are classified as current liabilities on the consolidated balance sheet as of December 31, 2022. Subsequent to December 31, 2022 and as more fully described in Note 13, Subsequent Events, the Company received aggregate proceeds of $1,683,018 from the issuance of convertible notes payable. We will continue to incur net operating losses to fund operations. These conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date these financial statements are issued.

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

During the years ended December 31, 2022 and 2021, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the years ended December 31, 2022 and 2021 in the amounts of $3,138,686 and $3,378,682, respectively. The net cash used in operating activities for the year ended December 31, 2022 was primarily due to cash used to fund a net loss of $5,167,748, adjusted for net non-cash expenses in the aggregate amount of $465,542, partially offset by $1,563,520 of net cash provided by changes in the levels of operating assets and liabilities. The net cash used in operating activities for the year ended December 31, 2021 was primarily due to cash used to fund a net loss of $5,472,435, adjusted for net non-cash expenses in the aggregate amount of $1,392,513, partially offset by $701,240 of net cash provided by changes in the levels of operating assets and liabilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the years ended December 31, 2022 and 2021 was $3,268,256 and $3,226,658, respectively. The net cash provided by financing activities during the year ended December 31, 2022 was attributable to $3,275,000 of proceeds from the issuance of convertible notes payable and $168,094 of proceeds from the issuance of notes payable, offset by the repayments of notes payable in the amount of $146,912, and $27,926 of repayment of financing liability. The net cash provided by financing activities during the year ended December 31, 2021 was attributable to $3,907,820 of proceeds from the issuance of convertible notes payable, offset by the repayments of notes payable in the amount of $203,088, $60,500 of repayments of advances payable, $125,000 of repayments of convertible notes payable and $292,574 of repayment of financing liability.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures are in conformity with U.S. GAAP. These accounting principles require us to make estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expense during the periods presented. We believe that the estimates and judgments upon which it relies are reasonably based upon information available to us at the time that it makes these estimates and judgments. To the extent that there are material differences between these estimates and actual results, our financial results will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described below.

The following critical accounting policies and estimates are not intended to be a comprehensive list of all of our accounting policies or estimates. Our accounting policies are more fully described in Note 3 – Summary of Significant Accounting Policies, in our financial statements included elsewhere in this annual report.

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

Because the Company’s common stock historically was not actively traded on a public market, the fair value of the Company’s restricted equity instruments is estimated by management based on observations of the sales prices of both restricted and freely tradable common stock, or instruments convertible into common stock. The Company obtained a third-party valuation of its common stock as of December 31, 2022 and 2021, which was considered in management’s estimation of fair value during the years ended December 31, 2022 and 2021. The third-party valuation was performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The estimates used by management are considered highly complex and subjective. The Company anticipates that once its shares become more actively traded, the use of such estimates will no longer be necessary to determine the fair value of its common stock.

The independent appraisal utilized the market approach, specifically the Backsolve method. The Backsolve method utilizes the economics from a direct transaction in the Company’s securities in determining fair value. The Backsolve method utilizes the Black-Scholes option pricing method (“OPM”) which allocated a probability-weighted present value to the Company’s convertible securities. The following steps were applied under the OPM:

●	Establishment of total enterprise or equity value;
●	Analysis of equity rights for each class of security;
●	Selection of appropriate model for valuation purposes;
●	Determination of key valuation inputs; and
●	Computation of the fair value of the subject security.

Under the OPM, it was determined the Company’s common stock had a fair value of $0.33 and $0.34 per share as of December 31, 2022 and 2021, respectively, which included a discount for lack of marketability of 25% and 30%, respectively. Furthermore, the independent appraisal determined the Company’s expected volatility was 80% and 90% as of December 31, 2022 and 2021, respectively, by evaluating historical and implied volatilities of guideline companies.

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

In connection with the preparation of this Annual Report, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation under the 2013 Framework, our principal executive and financial officer concluded that our internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Below are the names and certain information regarding the Company’s executive officers and directors:

Name	Age	Title(s)

Dennis Brown	73	Director (Chairman)
Itamar Shimrat	63	Chief Executive Officer, Chief Financial Officer
Darlene Soave	79	Director
George Verstraete	69	Director

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

Itamar Shimrat, CEO and CFO and Director, is a Canadian businessman and a founding member of Cell Source Israel. Since Cell Source Israel’s inception, Mr. Shimrat served as a Chief Financial Officer and he served as a Director from Cell Source Israel’s inception until May 2022. In October 2013, he was appointed Chief Executive Officer. From March 2009 through September 2011, Mr. Shimrat served as Chief Financial Officer and Director of Rainbow Energy Ltd. From September 2011 through October 2013, Mr. Shimrat served as Chief Financial Officer and Director of Cell Source Ltd. From August 2012 to present, Mr. Shimrat served as Director of Step Up - Olim Madrega Inc. From October 2013 to March 2022, Mr. Shimrat served as Chief Executive Officer and Director of Cell Source Ltd. Previously, Mr. Shimrat served as an Executive Vice President at First International Bank of Israel from March 2005 until April, 2008. Prior to 2008, he served as a senior manager at McKinsey & Company’s Tel Aviv office after having being elected Partner at Mitchell Madison Group and consulting for Bain & Co. Mr. Shimrat led major profit improvement programs for leading corporations ranging from American Express and Barclays to El Al Airlines. He has been a Director of two private companies: Rainbow Energy Ltd., a company in the renewable energy industry, and Step Up - Olim Madrega Ltd., a company in the wheelchair industry, and also was on the Allocations Committee of Matan, a leading Israeli philanthropic organization. He holds an MBA with Distinction from the Ivey Business School of the University of Western Ontario in Canada. Itamar brings to Cell Source significant knowledge and experience in the area of corporate finance.

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

Board Meetings and Attendance

During the year ended December 31, 2022, the Company’s Board of Directors held no meetings and acted by written consent on 8 occasions.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Audit Committee of the Board of Directors operates under a charter that has been approved by the Board of Directors. The Audit Committee of the Board of Directors is responsible for overseeing our accounting and financial reporting processes and the audits of our financial statements. From April 2019 until July 2022 the members of the Audit Committee were Dennis Brown (Chair), Ben Friedman and Itamar Shimrat. Mr. Friedman resigned his position as a member of the Company’s Board of Directors in July 2022 and has since been replaced by George Verstraete.

The Board of Directors determined that Mr. Shimrat, also a member of the Audit Committee, is an “audit committee financial expert,” as that is defined in Item 407(d)(5) of Regulation S-K. The Board of Directors has determined that Dr. Brown is an “independent director” and an “audit committee financial expert” based upon said definitions. The Audit Committee held 4 meetings during the fiscal year ended December 31, 2022.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, during the fiscal year ended December 31, 2022, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except that Forms 4 filed by each of David Zolty, Dennis Brown, Ben Friedman and Darlene Soave to report the issuance of shares of common stock as payment of in-kind dividends on the shares of Series A Preferred Stock that they own and Forms 4 to report the grant of options to Darlene Soave and George Verstraete were filed late.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth all compensation earned in respect of the Company’s principal executive officer (“PEO”) for 2022 and 2021:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards(1)	All Other Compensation	Total

Itamar Shimrat	2022	$208,088	$-	$-	$-	$-	$208,088

	2021	$203,652	$-	$-	$219,100	$-	$422,752

(1)	The amounts reported in this column represents the grant-date fair value of option awards granted during the year ended December 31, 2021, calculated in accordance with FASB ASC Topic 718. The assumptions used in calculating these amounts are discussed in Note 10 of the Notes to Consolidated Financial Statements included in this Annual Report.

Director Compensation

The following table sets forth certain information concerning the compensation of our non-employee directors for the fiscal year ended December 31, 2022:

					Change in
					Present Value
		Fees			and Nonqualified
		Earned or		Option	Deferred
		Paid In	Stock	Awards	Compensation	All Other
	Year	Salary	Awards	(1)	Earnings	Compensation	Total

Dennis Brown	2022	$-	$-	$-	$-	$-	$-

David Zolty (2)	2022	$-	$-	$-	$-	$-	$-

Ben Friedman (3)	2022	$-	$-	$-	$-	$-	$-

Darlene Soave	2022	$-	$-	$37,300	$-	$-	$37,300

George Verstraete (4)	2022	$-	$-	$37,300	$-	$-	$37,300

(1)	The amounts reported in this column represents the grant-date fair value of option awards granted during the year ended December 31, 2022, calculated in accordance with FASB ASC Topic 718. The assumptions used in calculating these amounts are discussed in Note 10 of the Notes to Consolidated Financial Statements included in this Annual Report.
(2)	On July 18, 2022, David Zolty resigned his position as a director of the Company.
(3)	On July 18, 2022, Ben Friedman resigned his position as a director of the Company.
(4)	On March 10, 2022, George Verstraete was appointed as a director of the Company.

Outstanding Equity Awards at Fiscal Year End

The following table presents the outstanding equity awards held as of December 31, 2022 by our sole executive officer.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unexercised Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Itamar Shimrat	1,350,000	—	—	$1.00	(1)	3/7/2026	—	—	—	—

(1)	The exercise price of this option is equal to the Fair Market Value of the Shares on the date of grant (as defined in the Company’s 2019 Equity Incentive Plan).

Risk Management

The Company does not believe risks arising from its compensation policies and practices for its employees are reasonably likely to have a material adverse effect on the Company.

Equity Grant Committee

In August 2020, the Board of Directors created an Equity Grant Committee and authorized it to make equity awards to employees, consultants and other service providers. Mr. Brown and Mr. Shimrat are the current members of the Equity Grant Committee. The Equity Grant Committee acted by written consent on 9 occasions during the year ended December 31, 2022.

Compensation Committee Interlocks and Insider Participation

Currently, the Board of Directors does not have a standing compensation committee, or a committee performing similar functions, except for the Equity Grant Committee. During the fiscal year ended 2022, the entire Board of Directors deliberated with respect to executive compensation.

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

Shares Beneficially Owned(1) As of August 1, 2023
Name and Address of Beneficial Owner(2):	Common Stock		Percent(3)	Series A Preferred Stock	Percent(4)	Series C Preferred Stock	Percent(5)	Percent of Total Voting Power
Itamar Shimrat, Chief Executive Officer, Chief Financial Officer and Director	1,925,004	(6)	4.87%	–	–	–	–	3.32%

Dennis Brown, Director (Executive Chairman)	646,599	(7)	1.67%	6,667	*	–	–	*

Darlene Soave, Director	5,676,677	(8)	13.12%	133,334	9.93%			9.40%

George Verstraete, Director	2,375,000	(9)	5.86%	–	–	–	–	4.03%

All directors and executive officers as a group (4 persons)	10,623,280		22.35%	140,001	10.43%	-	-	16.45%

Yair Reisner 1515 Holcombe Boulevard Houston, Texas 77030	3,782,004	(10)	9.02%	–	–	–	–	6.27%

YEDA Research & Development Co., Ltd. P.O. Box 905 Rehovot, 76100, Israel	3,155,348		8.27%	–	–	–	–	5.58%

Hua Tuo Online (Hong Kong) Limited Suite 5207, 52/F Central Plaza 18 Harbour Road Wanchai, Hong Kong	1,945,605	(11)	4.93%	133,334	9.93%	–	–	3.44%

Acuity Investments LLC 124 South Gay Street Knoxville, Tennessee 37902	2,262,598	(12)	5.75%	130,402	9.72%	–	–	3.97%

IGEA Ventures 1057 Commerce Avenue Union, New Jersey 07083	1,698,935	(13)	4.33%	108,667	8.10%	–	–	3.00%

Ingram Tynes 820 Shades Creek Parkway, Suite 2300 Birmingham, Alabama 35209	859,765	(14)	2.21%	23,330	1.74%	40,000	8.00%	1.52%

Steven Tenenbaum 100 Newbury Road, Suite 210 Thousand Oaks, California 91320	477,643	(15)	1.24%	–	–	26,667	5.34%	*

Susan McCracken 4459 Decatur Drive Ferndale, Washington 98248	601,129	(16)	1.55%	–	–	33,333	6.67%	1.06%

Digimine, LLC 156 West Saddle River Road Saddle River, New Jersey 07458	1,251,344	(17)	3.18%	–	–	61,296	12.27%	2.19%

Phyllis Friedman Investment ULC Toronto, Ontario, Canada	5,304,574	(18)	13.73%	43,533	3.24%	–	–	9.33%

Mario Dell’Area 217 Park Drive Eastchester, New York 10709	1,074,543	(19)	2.76%	76,500	5.7%	–	–	1.90%

Paul Woodward 1069 Lawnville Road Kingston, Tennessee 37763	458,784	(20)	1.19%	–	–	26,666	5.34%	*

*	Less than one percent (1%).

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of August 1, 2023 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.
(2)	Except as otherwise indicated, the address of each beneficial owner is c/o Cell Source, Inc., 57 West 57th Street, Suite 400, New York, New York 10019.
(3)	Based on 38,163,385 shares of common stock issued and outstanding as of August 1, 2023.
(4)	Based on 1,342,195 shares of Series A Preferred Stock issued and outstanding as of August 1, 2023.
(5)	Based on 499,443 shares of Series C Preferred Stock issued and outstanding as of August 1, 2023
(6)	Includes 1,350,000 shares of common stock issuable upon the exercise of options to purchase common stock at an exercise price of $1.00 per share.
(7)	Includes 450,000 shares of common stock issuable upon the exercise of options to purchase common stock at an exercise price of $0.75 per share and 66,670 shares of common stock issuable upon conversion of 6,667 shares of Series A Preferred Stock.
(8)	Includes 1,333,340 shares of common stock issuable upon conversion of 133,334 shares of Series A Preferred Stock, 2,800,000 shares of common stock issuable upon the exercise of warrants having an exercise price of $0.75 per share, 610,414 shares of common stock issuable upon the exercise of warrants having an exercise price of $1.25 per share held by a trust of which Ms. Soave serves as trustee and 375,000 shares of common stock upon the exercise of options to purchase common stock at an exercise price of $1.00 per share.
(9)	Includes 375,000 shares of common stock upon the exercise of options to purchase common stock at an exercise price of $0.75 per share and 2,000,000 shares of common stock issuable upon the exercise of warrants having an exercise price of $1.00 per share.
(10)	Includes 3,782,004 shares of common stock issuable upon the exercise of options to purchase common stock at an exercise price of $0.75 per share.
(11)	Includes 1,333,340 shares of common stock issuable upon conversion of 133,334 shares of Series A Preferred Stock.
(12)	Includes 123,809 shares owned by Acuity Capital, LLC, an affiliate of the shareholder, 1,304,020 shares of common stock issuable upon the conversion of 130,402 shares of Series A Preferred Stock, including 99,468 shares of Series A Preferred Stock owned by Acuity Capital, LLC, 266,667 shares of common stock issuable upon the exercise of a convertible note and 100,000 shares of common stock issuable upon the exercise of warrant having an exercise price of $1.25 per share..
(13)	Includes 1,086,670 shares of common stock issuable upon the conversion of 108,667 shares of Series A Preferred Stock.
(14)	Includes 233,300 shares of common stock issuable upon conversion of 23,330 shares of Series A Preferred Stock, 400,000 shares of common stock issuable upon the conversion of 40,000 shares of Series C Preferred Stock and 80,000 shares of common stock issuable upon the exercise of warrants having an exercise price of $1.25 per share.
(15)	Includes 266,670 shares of common stock issuable upon conversion of 26,667 shares of Series C Preferred Stock and 160,000 shares of common stock issuable upon the exercise of warrants having an exercise price of $1.25 per share.
(16)	Includes 333,330 shares of common stock issuable upon conversion of 33,333 shares of Series C Preferred Stock and 200,000 shares of common stock issuable upon the exercise of warrants having an exercise price of $1.25 per share.
(17)	Includes 612,960 shares of common stock issuable upon conversion of 61,296 shares of Series C Preferred Stock and 517,778 shares of common stock issuable upon the exercise of warrants having an exercise price of $1.25 per share.
(18)	Includes 435,530 shares of common stock issuable upon conversion of 43,553 shares of Series A Preferred Stock and 300,000 shares of common stock issuable upon the exercise of options to purchase common stock at an exercise price of $0.75 per share
(19)	Includes 765,000 shares of common stock issuable upon the conversion of 76,500 shares of Series A Preferred Stock.
(20)	Includes 266,666 shares of common stock issuable upon the conversion of 26,666 shares of Series C Preferred Stock and 160,000 shares of common stock issuable upon the exercise of warrants having an exercise price of $1.25 per share.

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

In March 2018, the Yeda License Agreement was amended to reduce the Company’s funding obligation for the period from October 2017 through September 2018 to $500,000 and $100,000 for the period from October 2018 through June 2019. In addition, the License Agreement was amended to provide that the Company would fund an additional $100,000 of research during 2018 and the Company’s obligation to fund the original research was reduced by $50,000. The Company funded the additional $100,000 of additional research in April 2018 and $50,000 was credited against the amount that would have otherwise been funded by the Company for the period from July 2018 through September 2018. After giving effect to these amendments and this credit, the Company was required to fund $100,000 for the three-month period ended June 30, 2018, $50,000 for the three month period ended December 2018, and was required to fund $25,000 for the three month period ended March 2019 and $25,000 for the three month period ended June 2019. In connection with Amendments No. 5, 6 and 7 to the License Agreement, the latest of which was dated November 15, 2020, the research conducted (“Further Research”) under the Agreement was extended to cover the period from July 1, 2019 to March 31, 2020 and the associated research budget for this period was a total of $235,000. In addition, these amendments and an amendment effective December 2, 2021 amended the milestones and related completion dates. If the Company fails to achieve any of the milestones by the dates set forth in the agreement, Yeda is entitled to terminate the license upon written notice to the Company. To date, the Company has been deemed to have met all of the milestones and the next milestone in the agreement is January 1, 2025. Either Yeda or the Company may terminate the agreement and the license after the commitment of a material breach by the other party and in certain other instances as detailed in the agreement.

For the years ended December 31, 2022 and 2021, the Company recorded expenses in operations of approximately $58,000 and $50,000, respectively, related to its Agreement with Yeda.

In May 2017, the Company received a loan of $180,000 from an entity owned by Ben Friedman and a loan of $45,000 from an entity owned by David Zolty. Each of Mr. Friedman and Mr. Zolty was a director of the Company at the time of the loans but resigned their positions as directors in July 2022. The loans, which are non-interest bearing and became due on May 18, 2018, remained outstanding as of December 31, 2022. As of December 31, 2022, the Company had accrued an obligation to issue warrants to purchase 49,500 and 198,000 shares, respectively, at an exercise price of $0.75 per share to the entity owned by Mr. Friedman and Mr. Zolty as a result of the Company’s failure to repay these notes by the maturity date.

In December 2018, the Company received a non-interest-bearing short-term advance in the amount of $100,000 from David Zolty, who was a director at the time of the loan. Because the short-term advance was not repaid by the Company on or before January 15, 2019, the Company was required under the terms of the advance to (i) issue to Mr. Zolty warrants to purchase 100,000 shares of common stock on such date and (ii) to further issue warrants to purchase 25,000 shares of common stock for each month that the advance remains outstanding after such date. As of December 31, 2022, the entire amount of the advance was outstanding. As of December 31, 2022, the Company was required to issue warrants to purchase an aggregate of 1,275,000 shares at an exercise price of $0.75 per share to Mr. Zolty in connection with this advance.

The Company has agreed to issue warrants to purchase 134,000 shares of common stock at an exercise price of $0.75 per share to Mr. Zolty in consideration of Mr. Zolty making a $134,000 payment to Yeda on the Company’s behalf in 2016. As of December 31, 2022, the Company had not issued the warrants to Mr. Zolty.

Darlene Soave was appointed to the Company’s Board of Directors effective March 25, 2021. On October 28, 2019, the Company issued a convertible note payable to Ms. Soave that has a principal amount of $6,000,000. The convertible note, as amended in October 2022, bears interest at 10% per annum and matures on April 28, 2023. Ms. Soave has the right, at her option, to convert the note into shares of the Company’s Series B Convertible Preferred Stock at a price of $7.50 per share at any time after the designation and sale of the Series B Convertible Preferred Stock. Interest accruing under the note will be payable upon the maturity of the note and may be paid at the Company’s option in either cash or shares of the Company’s common stock (calculated based upon $0.75 per share for purposes of calculating the number of shares of common stock to be issued). For each $500,000 advanced under the note, Ms. Soave will be issued a five-year warrant to purchase 400,000 shares of the Company’s common stock at an exercise price of $1.25 per share. During the years ended December 31, 2022 and 2021, the Company received advances of $0 and $1,500,000, respectively. As of December 31, 2022, $3,500,000 of principal under the convertible note was outstanding and the Company had issued warrants to purchase 2,800,000 shares of common stock at an exercise price of $1.25 per share to Ms. Soave. Ms. Soave has assigned the note to a trust for which she servs as trustee.

George Verstraete was appointed to the Company’s Board of Directors on March 10, 2022. The Company and Mr. Verstraete entered into a promissory note agreement dated March 10, 2022, whereby Mr. Verstraete, at his discretion, can loan up to $6,000,000 to the Company. Mr. Verstraete has agreed to loan an aggregate of $2,500,000 to the Company under the note. The note bears interest at a rate of 10% per annum and will mature twelve months from the date of issuance. Mr. Verstraete has the right, at his option, to convert the note into shares of the Company’s Series B Convertible Preferred Stock at a conversion price of $7.50 per share at any time after the creation and sale of the Series B Convertible Preferred Stock. Interest accruing under the note will be payable upon the maturity of the note and may be paid at the Company’s option in either cash or shares of the Company’s common stock (calculated based upon $0.75 per share for purposes of calculating the number of shares of common stock to be issued). For each $500,000 advanced under the note, Mr. Verstraete will be issued a warrant to purchase 400,000 shares of the Company’s common stock at an exercise price of $1.25 per share. Each warrant will have a five-year term. As of December 31, 2022, the Company had received $2,500,000 under the note. In connection with these advances, the Company issued five-year immediately vested warrants to purchase an aggregate of 2,000,000 shares of common stock at an exercise price $1.25 per share. The warrants had an issuance date relative fair value of $233,400 which will be amortized over the term of the note. In February 2023, the Company entered into an agreement whereby $413,018 of payments made by Mr. Verstraete to third parties on behalf of the Company in June 2022 were characterized as convertible notes payable - related parties. Additional advances of $250,000, $100,000, and $150,000 were made in April 2023, May 2023, and July 2023, respectively, which increased the outstanding principal balance to $3,413,018. Mr. Verstraete has assigned the note to a trust for which Darlene Soave serves as trustee. Effective May 17, 2023, the Company issued warrants to purchase 610,414 shares of common stock at an exercise price of $1.25 per share to the trust in consideration of the advances made under the note in 2023. Effective July 27, 2023, the Company has an obligation to issue warrants to purchase 120,000 shares of common stock at an exercise price of $1.25. See Note 13 – Subsequent Events for additional details.

Each of Ms. Soave and Mr. Verstraete was issued options to purchase 375,000 shares of the Company’s common stock at an exercise price of $1.00 per share in September 2022 in connection with their service as a director of the Company. The options have terms of five (5) years.

Director Independence

None of our directors are independent, as that term is defined under the Nasdaq Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of fees for professional services rendered by our independent registered public accounting firm for the years ended December 31, 2022 and 2021:

	December 31,
	2022	2021

Audit Fees	$169,435	$131,070
Tax Fees	15,090	18,540
Total	$184,525	$149,610

Audit fees represent fees for professional services performed for the audit of our annual financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

Tax fees were for tax compliance services for the years ended December 31, 2022 and 2021.

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

Exhibits

The following exhibits are included as part of this Annual Report:

Exhibit Number	Description

2.1 (1)	Share Exchange Agreement, dated June 30, 2014, by and between Cell Source, Ltd., and Ticket to See, Inc.
3.1 (1)	Articles of Association of Cell Source Limited, dated August 14, 2011, as amended on November 11, 2013
3.2 (2)	Articles of Incorporation of Ticket to See, Inc., dated June 6, 2012
3.3 (3)	Certificate of Amendment to Articles of Incorporation of Ticket to See, Inc., dated June 23, 2014
3.3 (4)	Certificate of Amendment to Articles of Incorporation of Ticket to See, Inc., dated May 20, 2014
3.4 (2)	Bylaws of Cell Source, Inc., dated June 6, 2012
3.5 (18)	Certificate of Designation with respect to Series A Preferred Stock dated November 14, 2016
3.5(a)*	Amendment to Certificate of Designation with respect to Series A Preferred Stock
3.6 (27)	Certificate of Designation with respect to Series C Preferred Stock dated July 27, 2021
3.6(a)*	Amendment to Certificate of Designation with respect to Series C Preferred Stock
4.1 (29)	Description of Common Stock
10.1 (1)	Form of Subscription Agreement
10.2 (1)	Form of Registration Rights Agreement
10.4 (1)	Form of Consultant Warrant(8)
10.5 (1)	Form of Researcher Company Warrant
10.6 (1)	Form of Company Warrant
10.8 (1)	Research and License Agreement by and between Yeda Research and Development Company Limited and Cell Source Limited, dated October 3, 2011
10.9 (1)	Amendment to Research and License Agreement
10.10 (1)	Evaluation and Exclusive Option Agreement by and between Yeda Research and Development Company Limited and Cell Source Limited, dated Oct. 3, 2011 (included in Exhibit 10.7)
10.11 (1)	Amendment dated April 1, 2014 to Evaluation and Exclusive Option Agreement by and between Yeda Research and Development Company Limited and Cell Source Limited
10.12 (1)	Second Amendment dated June 22, 2014 to Evaluation and Exclusive Option Agreement by and between Yeda Research and Development Company Limited and Cell Source Limited
10.13 (1)	Consulting Agreement by and between Cell Source Limited and Professor Yair Reisner
10.14 (6)	Form of Amendment No. 1 to Registration Rights Agreement
10.15 (7)	Bridge Funding Agreement
10.16 (5)	Third Amendment dated June 22, 2014 to Evaluation and Exclusive Option Agreement by and between Yeda Research and Development Company Limited and Cell Source Limited

10.17 (8)	Form of Consulting Agreement pursuant to which the Company issued warrants to purchase an aggregate of 2,000,000 shares of the Company’s common stock
10.18 (9)	Form of Promissory Note issued to the Company’s Chief Executive Officer
10.19(10)	Form of March 2015 Promissory Note
10.20(10)	Form of March 2015 Warrant
10.21(11)	Form of Note Amendment Letter Agreement
10.22(11)	Form of May 2015 Note
10.23(11)	Form of May 2015 Warrant
10.24(12)	Form of Advisory/Consulting Agreement
10.25(13)	Zolty Promissory Note
10.26(13)	Zolty Warrant
10.27(13)	Form of July 2015 Convertible Promissory Note
10.28(13)	Form of July 2015 Warrant
10.29(15)	Form of Bridge Note Subscription Agreement
10.30(15)	Form of Convertible Note
10.31(15)	Form of March 2016 Note
10.32(15)	Form of March 2016 Warrant
10.33(18)	Form of July 2016 Warrants
10.34(18)	Second Amendment to Research and License Agreement dated as of November 28, 2016 between the Company and Yeda Research and Development Company Limited
10.35(18)	Third Amendment to Research and License Agreement dated as of March 29, 2018 between the Company and Yeda Research and Development Company Limited
10.36(18)	Fourth Amendment to Research and License Agreement dated as of March 30, 2018 between the Company and Yeda Research and Development Company Limited
10.36(a)(29)	Fifth Amendment to Research and License Agreement dated as of June 30, 2019 between the Company and Yeda Research and Development Company Limited
10.37(16)	Convertible Note due July 27, 2016
10.38(17)	Promissory Note dated May 10, 2016
10.39(19)	Sponsored Research Agreement dated November 28, 2018 between The University of Texas M.D. Anderson Cancer Center and Cell Source Limited**
10.39(a)(20)	Amendment No. 1 to Veto Cell Production and Clinical Trial Program Agreement dated as of April 4, 2019 between Cell Source Limited and the University of Texas M.D. Cancer Center**
10.39(b)(28)	Amendment No. 2 to Sponsored Research Agreement dated October 18, 2021 between the University of Texas MD Anderson Cancer Center and Cell Source Ltd. (28)
10.40(19)	Agreement for Veto Cell Production and Clinical Trial Program dated February 19, 2019 between The University of Texas M.D. Anderson Cancer Center and Cell Source Limited**
10.41(21)	2019 Equity Incentive Plan
10.42(21)	Stock Option Agreement dated as of August 11, 2019 before Cell Source, Inc. and Yair Reisner
10.43(21)	Stock Option Agreement dated as of August 11, 2019 between Cell Source, Inc. and Yair Reisner
10.44(21)	Convertible Promissory Note dated July 2, 2019
10.45(21)	Convertible Promissory Note dated May 20, 2019

10.46(21)	Promissory Note dated July 29, 2019
10.47(22)	Convertible Note effective October 28, 2019
10.48(22)	Sixth Amendment to Research and License Agreement effective December 31, 2019 between Yeda Research and Development Company Limited and Cell Source Limited**
10.49(23)	Convertible Promissory Note dated January 10, 2020
10.50(23)	Form of Placement Agent Warrant dated February 13, 2020
10.51(24)	Form of Securities Purchase Agreement between Cell Source, Inc. and Purchaser of 10% OID Convertible Promissory Note.
10.53(24)	Form of 10% OID Convertible Promissory Note.
10.54(24)	Form of Warrant issued to purchaser of 10% OID Convertible Promissory Note.
10.54(25)	Form of Warrant issued to Members of Scientific Advisory Board.
10.55(25)	Form of Warrant issued to Service Providers.
10.56(25)	Form of Director Stock Option Agreement.
10.57(25)	Form of Consultant Stock Option Agreement.
10.58(25)	Form of 8% Convertible Promissory Note.
10.59(25)	Form of Warrant issued to Purchasers of 8% Convertible Promissory Note
10.60(26)	Form of Note Exchange Agreement between Cell Source, Inc. and holder of 10% OID Convertible Promissory Note.
10.62(26)	Second Amended and Restated 10.0% Convertible Note.
10.63(26)	Seventh Amendment to Research and License Agreement dated November 15, 2020 between Yeda Research and Development Company Limited and Cell Source Limited
10.63(a)(29)	Eighth Amendment to Research and License Agreement dated as of December 2, 2021 between the Company and Yeda Research and Development Company Limited
10.64(27)	Third Amended and Restated Convertible Note issued to Darlene Soave.
10.64(a)*	Amendment No. 1 to Third Amended and Restated Note
10.64(b)*	Amendment No. 2 to Third Amended and Restated Note
10.64(c)*	Amendment No. 3 to Third Amended and Restated Note
10.68(29)	10% Convertible Note issued to George Verstraete.
10.68(a)*	Amendment No. 1 to10% Convertible Note
21(14)	Subsidiaries
31.1*	Certification of principal executive and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of principal executive and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2014.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 6, 2012.
(3)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 26, 2014.
(4)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 6, 2014.
(5)	Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 19, 2014.
(6)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 8, 2014.
(7)	Incorporated by reference to the Company’s Registration Statement Form S-1/A filed with the Securities and Exchange Commission on September 23, 2014.
(8)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 30, 2014.
(9)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 2, 2014.
(10)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 1, 2015.
(11)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 3, 2015.
(12)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 10, 2015.
(13)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 28, 2015.
(14)	Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 13, 2015.
(15)	Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 14, 2016.
(16)	Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 13, 2016.
(17)	Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 15, 2016.
(18)	Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on July 25, 2018.
(19)	Incorporated by reference to the Company’s Form 10-K/A filed with the Securities and Exchange Commission on June 19, 2019.
(20)	Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 20, 2019.
(21)	Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 14, 2019.
(22)	Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 30, 2020.
(23)	Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 15, 2020.
(24)	Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020.
(25)	Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 13, 2020.
(26)	Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 15, 2021.
(27)	Incorporated by reference to the Company’s Form 10-Q filed by the Company with the Securities and Exchange Commission on August 12, 2021.
(28)	Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 15, 2021.
(29)	Incorporated by reference to the Company’s Form 10-K filed by the Company with the Securities and Exchange Commission on April 15, 2022.
*	Filed Herewith
**	Certain information has been excluded from this exhibit because (i) it is not material and (ii) would be competitively harmful if publicly disclosed.

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CELL SOURCE, INC.

Dated: August 7, 2023	By:	/s/ Itamar Shimrat
	Name:	Itamar Shimrat
	Title:	Chief Executive Officer and
Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/s/ Dennis Brown	Chairman	August 7, 2023
Dennis Brown

By:	/s/ Itamar Shimrat	Chief Executive Officer and Chief Financial Officer	August 7, 2023
	Itamar Shimrat	(Principal Executive, Financial and Accounting Officer)

By:	/s/ Darlene Soave	Director	August 7, 2023
Darlene Soave

By:	/s/ George Verstraete	Director	August 7, 2023
George Verstraete

CELL SOURCE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Cell Source, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cell Source, Inc. and Subsidiary (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the below critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Common Stock Price

As discussed in Note 3 to the consolidated financial statements, the Company obtained a third-party valuation of its common stock price, which was used in management’s estimation of fair value of its equity instruments during the year ended December 31, 2022. The estimates used by management are considered highly complex and subjective. The independent valuation utilized the market approach, specifically the Backsolve method. The Backsolve method utilizes the economics from a direct transaction in the Company’s securities in determining fair value. The Backsolve method utilizes the Black-Scholes option pricing method (“OPM”) which allocated a probability-weighted present value to the Company’s convertible securities with the following steps being applied:

a)	Establishment of total enterprise or equity value;
b)	Analysis of equity rights for each class of security;
c)	Selection of appropriate model for valuation purposes;
d)	Determination of key valuation inputs; and
e)	Computation of the fair value of the subject security.

Under the OPM, it was determined the Company’s common stock fair value was $0.33 per share as of December 31, 2022, which included a discount for lack of marketability of 25%. Furthermore, the independent valuation determined the Company’s expected volatility was 80% by evaluating historical and implied volatilities of guideline companies.

We identified the valuation of the Company’s common stock price as a critical audit matter. The Company’s common stock price is highly subjective and requires a higher degree of auditor judgment as the Company’s common stock price was determined by using highly subjective estimates made by management. Further, specialized valuation skills were needed to assess the Company’s process and value the common stock price using the OPM.

The primary procedures we performed to address this critical audit matter included the following:

●	We identified and considered the relevance, reliability and sufficiency of the sources of data used by the Company in developing the assumptions used to determine the common stock price.

●	We obtained an understanding of the factors considered and assumptions made by management and the Company’s valuation specialist in developing the estimate of the common stock price, the sources of data relevant to these factors and assumptions and the procedures used to obtain the data and the methods used to calculate the estimate.

●	We evaluated the reasonableness of the valuation methods and assumptions used by management and the Company’s valuation specialist to estimate the common stock price and reperformed the calculation of the estimate of the common stock price with the assistance of our valuation specialists by utilizing historical data related to the Company.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2014.

New York, NY

August 7, 2023

CELL SOURCE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021

Assets
Current Assets:
Cash	$222,665	$93,095
Prepaid expenses	164,175	203,750
Other current assets	23,005	16,922
Total Assets	$409,845	$313,767

Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accounts payable	$680,325	$223,041
Accrued expenses	1,485,857	1,097,021
Accrued expenses - related parties	86,500	72,000
Accrued interest	809,426	725,308
Accrued interest - related parties	987,310	456,917
Accrued compensation	849,898	766,102
Notes payable, net of debt discount of $12,968 and $0 as of December 31, 2022 and 2021, respectively	768,126	759,912
Notes payable - related parties	150,000	150,000
Convertible notes payable, net of debt discount of $41,650 and $71,124 as of December 31, 2022 and 2021, respectively	908,311	1,834,446
Convertible notes payable - related parties, net of debt discount of $147,230 and $0 as of December 31, 2022 and 2021, respectively	6,077,770	3,725,000
Advances payable	135,000	135,000
Advances payable - related party	100,000	100,000
Financing liability	-	27,926
Accrued dividend payable	5,217	67,229
Total Liabilities	13,043,740	10,139,902

Commitments and contingencies (Note 11)

Stockholders’ Deficiency:
Convertible Preferred Stock, $0.001 par value, 10,000,000 shares authorized;
Series A Convertible Preferred Stock, 1,350,000 shares designated, 1,342,195 shares issued and outstanding as of December 31, 2022 and 2021; liquidation preference of $10,066,463 as of December 31, 2022 and 2021, respectively	1,342	1,342
Series C Convertible Preferred Stock, 1,000,000 shares designated, 502,776 and 272,021 shares issued and outstanding as of December 31, 2022 and 2021, respectively; liquidation preference of $3,776,039 and $2,107,388 as of December 31, 2022 and 2021, respectively	503	272
Common Stock, $0.001 par value, 200,000,000 shares authorized;36,081,758 and 34,360,546 shares issued and outstanding as of December 31, 2022 and 2021, respectively	36,082	34,361
Additional paid-in capital	23,674,354	21,316,318
Accumulated deficit	(36,346,176)	(31,178,428)
Total Stockholders’ Deficiency	(12,633,895)	(9,826,135)
Total Liabilities and Stockholders’ Deficiency	$409,845	$313,767

The accompanying notes are an integral part of these consolidated financial statements.

CELL SOURCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2022	2021

Operating Expenses:
Research and development	$1,938,173	$1,273,352
Research and development - related party	58,000	50,056
General and administrative	2,179,160	2,695,164
Total Operating Expenses	4,175,333	4,018,572
Loss From Operations	(4,175,333)	(4,018,572)

Other (Expense) Income:
Interest expense	(170,868)	(380,230)
Interest expense - related parties	(536,247)	(248,971)
Amortization of debt discount	(136,356)	(408,619)
Amortization of debt discount - related party	(148,944)	(322,883)
Gain on forgiveness of accrued interest	-	49,983
Loss on extinguishment of notes payable	-	(143,143)
Total Other Expense	(992,415)	(1,453,863)
Net Loss	(5,167,748)	(5,472,435)
Dividend attributable to Series A and Series C preferred stockholders	(1,157,486)	(973,205)
Net Loss Applicable to Common Stockholders	$(6,325,234)	$(6,445,640)

Net Loss Per Common Share - Basic and Diluted	$(0.18)	$(0.19)

Weighted Average Common Shares Outstanding -
Basic and Diluted	34,836,169	33,116,729

The accompanying notes are an integral part of these consolidated financial statements.

CELL SOURCE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Convertible Preferred Stock - Series A		Convertible Preferred Stock - Series C		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency
Balance, January 1, 2021	1,342,195	$1,342	-	$-	32,538,411	$32,538	$17,724,731	$(25,705,993)	$(7,947,382)

Conversion of convertible notes payable and accrued interest into Series C Convertible Preferred Stock and common stock	-	-	272,592	273	134,891	135	2,145,233	-	2,145,641

Series C Convertible Preferred Stock and warrants issued in connection with loss on extinguishment of notes payable	-	-	14,429	14	-	-	143,411	-	143,425

Series A and C Convertible Preferred Stock dividends:
Accrual of earned dividends	-	-	-	-	-	-	(973,205)	-	(973,205)
Payment of dividends in kind	-	-	-	-	1,241,669	1,242	929,944	-	931,186

Issuance of common stock pursuant to cashless warrant exercise	-	-	-	-	125,071	125	(125)	-	-

Issuance of warrants in connection with issuance of convertible notes payable	-	-	-	-	-	-	480,195	-	480,195

Issuance of warrants in connection with exchange of convertible notes payable	-	-	-	-	-	-	139,728	-	139,728

Warrants issued in satisfaction of accrued interest	-	-	-	-	-	-	247,566	-	247,566

Conversion of Series C Convertible Preferred Stock into common stock	-	-	(15,000)	(15)	150,000	150	(135)	-	-

Warrants modification expense	-	-	-	-	-	-	29,000	-	29,000

Common stock issued in satisfaction of accrued compensation	-	-	-	-	15,099	16	7,081	-	7,097

Stock-based compensation:
Common stock	-	-	-	-	155,405	155	72,885	-	73,040
Warrants	-	-	-	-	-	-	206,400	-	206,400
Options	-	-	-	-	-	-	163,609	-	163,609

Net loss	-	-	-	-	-	-	-	(5,472,435)	(5,472,435)

Balance, December 31, 2021	1,342,195	1,342	272,021	272	34,360,546	34,361	21,316,318	(31,178,428)	(9,826,135)

Conversion of convertible notes payable and accrued interest into Series C Convertible Preferred Stock and common stock	-	-	230,755	231	95,214	95	1,801,783	-	1,802,109

Series A and C Convertible Preferred Stock dividends:
Accrual of earned dividends	-	-	-	-	-	-	(1,157,486)	-	(1,157,486)
Payment of dividends in kind	-	-	-	-	1,625,998	1,626	1,217,872	-	1,219,498

Issuance of warrants in connection with issuance of convertible notes payable	-	-	-	-	-	-	242,183	-	242,183

Warrants issued in satisfaction of accrued interest	-	-	-	-	-	-	173,712	-	173,712

Stock-based compensation:
Warrants	-	-	-	-	-	-	5,372	-	5,372
Options	-	-	-	-	-	-	74,600	-	74,600

Net loss	-	-	-	-	-	-	-	(5,167,748)	(5,167,748)
Balance, December 31, 2022	1,342,195	$1,342	502,776	$503	36,081,758	$36,082	$23,674,354	$(36,346,176)	$(12,633,895)

The accompanying notes are an integral part of these consolidated financial statements.

CELL SOURCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Years Ended
	December 31,
	2022	2021

Cash Flows From Operating Activities:
Net loss	$(5,167,748)	$(5,472,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	285,300	731,502
Gain on forgiveness of accrued interest	-	(49,983)
Loss on extinguishment of notes payable	-	143,143
Warrant modification expense	-	29,000
Non-cash interest expense - warrants	102,355	119,450
Stock-based compensation:
Options	74,600	206,400
Warrants	4,832	160,045
Common stock	(1,545)	52,956
Changes in operating assets and liabilities:
Prepaid expenses	39,575	294,319
Other current assets	(6,083)	12,729
Accounts payable	457,284	29,946
Accrued expenses	388,836	(62,929)
Accrued expenses - related parties	14,500	(126,701)
Accrued interest	111,861	270,964
Accrued interest - related parties	471,666	210,250
Accrued compensation	85,881	72,662
Net Cash Used In Operating Activities	(3,138,686)	(3,378,682)

Cash Flows From Financing Activities:
Proceeds from issuance of convertible notes payable	775,000	2,407,820
Proceeds from issuance of convertible notes payable- related party	2,500,000	1,500,000
Proceeds from issuance of notes payable	168,094	-
Repayment of notes payable	(146,912)	(203,088)
Repayment of convertible notes payable	-	(125,000)
Repayment of financing liability	(27,926)	(292,574)
Repayment of advances payable	-	(60,500)
Net Cash Provided By Financing Activities	3,268,256	3,226,658

Net Increase (Decrease) In Cash	129,570	(152,024)

Cash - Beginning of Year	93,095	245,119

Cash - End of Year	$222,665	$93,095

The accompanying notes are an integral part of these consolidated financial statements.

CELL SOURCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Year Ended
	December 31,
	2022	2021

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$-	$-
Income taxes	$19,898	$20,768

Non-cash investing and financing activities:
Accrual of earned preferred stock dividends	$(1,157,486)	$(973,205)
Common stock issued in connection with payment of Series A and Series C Convertible Preferred Stock dividends in-kind	$1,219,498	$931,186
Conversion of convertible notes payable and accrued interest into Series C Preferred Stock and common stock	$1,802,109	$2,145,641
Series C Convertible Preferred Stock issued in connection with loss on extinguishment of notes payable	$-	$143,425
Conversion of Series C Convertible Preferred Stock into common stock	$-	$150
Issuance of common stock pursuant to cashless warrant exercise	$-	$125
Common stock issued in satisfaction of accrued compensation	$-	$7,097
Financing of Directors and Officer’s insurance	$-	$320,500
Accrued interest converted into notes payable	$-	$41,950
Issuance of warrants in connection with the issuance of notes payable	$242,183	$480,195
Issuance of warrants in satisfaction of accrued interest	$173,712	$247,566

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

Risks and Uncertainties

The novel coronavirus (“COVID-19”) pandemic continues to impact global economic conditions. The Company is closely monitoring the outbreak of COVID-19 and its impact on the Company’s operations, financial position, cash flows and its industry in general. The Company considered the impact of COVID-19 on its business and operational assumptions and estimates, and determined there were no material adverse impacts on the Company’s consolidated results of operations and financial position as of December 31, 2022 and for the year then ended.

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

Note 2 – Going Concern and Management’s Plans

During the years ended December 31, 2022 and 2021, the Company had not generated any revenues, had recurring net losses of approximately $5,168,000 and $5,472,000, respectively, and used cash in operations of approximately $3,139,000 and $3,379,000, respectively. As of December 31, 2022, the Company had a working capital deficiency of approximately $12,634,000 and an accumulated deficit of approximately $36,346,000. As of December 31, 2022 and through the date of this filing, notes payable with principal amounts totaling $1,408,000 and $2,046,053, respectively, were past due and are classified as current liabilities on the consolidated balance sheet as of December 31, 2022. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date these financial statements are issued. Subsequent to December 31, 2022 and as more fully described in Note 13, Subsequent Events, the Company received aggregate proceeds of $1,683,018 from the issuance of convertible notes payable.

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

CELL SOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all highly-liquid instruments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2022 and 2021, the Company did not have any cash equivalents. The Company maintains cash in bank accounts, which, at times, may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company has not experienced any losses in such accounts, periodically evaluates the creditworthiness of the financial institutions and has determined the credit exposure to be negligible. The Company’s foreign bank accounts are not subject to FDIC insurance.

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

CELL SOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s policy is to classify assessments, if any, for tax-related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of operations. Tax related interest and penalties of $19,898 and $20,768 were charged to the consolidated statements of operations during the years ended December 31, 2022 and 2021, respectively.

Research and Development

Research and development expenses are recognized to operations as they are incurred and consist of fees paid to academic institutions (for sponsored research), consultants, hospitals for clinical trials and related clinical manufacturing costs, as well as license fees to the owners of the licensed intellectual property and milestone payments based on the number of patients treated in clinical trials. The Company records prepaid expenses on its consolidated balance sheets for the payment of research and development expenses in advance of services being provided. As of December 31, 2022 and 2021, the Company did not have any research and development expenses that were prepaid or capitalized.

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

Because the Company’s common stock historically was not actively traded on a public market, the fair value of the Company’s restricted equity instruments is estimated by management based on observations of the sales prices of both restricted and freely tradable common stock, or instruments convertible into common stock. The Company obtained a third-party valuation of its common stock as of December 31, 2022 and 2021, which was considered in management’s estimation of fair value during the years ended December 31, 2022 and 2021. The third-party valuation was performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The estimates used by management are considered highly complex and subjective. The Company anticipates that once its shares become more actively traded, the use of such estimates will no longer be necessary to determine the fair value of its common stock.

The independent appraisal utilized the market approach, specifically the Backsolve method. The Backsolve method utilizes the economics from a direct transaction in the Company’s securities in determining fair value. The Backsolve method utilizes the Black-Scholes option pricing method (“OPM”) which allocated a probability-weighted present value to the Company’s convertible securities. The following steps were applied under the OPM:

●	Establishment of total enterprise or equity value;
●	Analysis of equity rights for each class of security;
●	Selection of appropriate model for valuation purposes;
●	Determination of key valuation inputs; and
●	Computation of the fair value of the subject security.

Under the OPM, it was determined the Company’s common stock had a fair value of $0.33 and $0.34 per share as of December 31, 2022 and 2021, respectively, which included a discount for lack of marketability of 25% and 30%, respectively. Furthermore, the independent appraisal determined the Company’s expected volatility was 80% and 90% as of December 31, 2022 and 2021, respectively, by evaluating historical and implied volatilities of guideline companies.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States Dollar. The functional currency of the Company’s operating subsidiary is their local currency (The New Israeli Shekel). Assets and liabilities are translated based on the exchange rates at the balance sheet date, while revenue and expense accounts are translated at the actual exchange rates in the effect of the date of the transaction during the year. Equity accounts are translated at historical exchange rates. The resulting translation gain and loss adjustments are accumulated as a component of other comprehensive income. Foreign currency gains and losses resulting from transactions denominated in foreign currencies, including intercompany transactions, are included in results of operations. The translation gains and losses for the years ended December 31, 2022 and 2021 are immaterial.

CELL SOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The common stock equivalents associated with the following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	December 31,
	2022	2021

Options	6,932,004	6,182,004
Warrants	13,878,079	11,108,079
Convertible notes [1] [2]	2,140,697	2,169,929
Convertible preferred stock	18,449,713	16,142,160
Total	41,400,494	35,602,172

[1]

Convertible notes are assumed to be converted at the rate of $0.75 per common share, which is the conversion price as of December 31, 2022 and 2021. However, as further described in Note 8, Notes Payable, such conversion rates are subject to adjustment under certain circumstances, which may result in the issuance of common shares greater than the amount indicated.

[2]	Excludes shares of common stock underlying convertible notes that are expected to become convertible into shares of Series B Convertible Preferred Stock since such stock had not been designated by the Company as of December 31, 2022 or 2021 and, as a result, the notes were not able to be converted as of such date.

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) and its components in its consolidated financial statements. Comprehensive income (loss) consists of net loss and foreign currency translation adjustments affecting stockholders’ deficiency that, under U.S. GAAP, are excluded from net loss. The differences between net loss as reported and comprehensive income (loss) are immaterial. As of December 31, 2022, the exchange rate between the New Israeli Shekel and the U.S. Dollar was 1 to 2.83 and the weighted average exchange rate for the year then ended was 1 to 2.98. As of December 31, 2021, the exchange rate between the New Israeli Shekel and the U.S. Dollar was 1 to 3.21 and the weighted average exchange rate for the year then ended was 1 to 3.09.

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

Recent Accounting Standards

In November 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments — Credit Losses” (“ASU 2019-11”). ASU 2019-11 is an accounting pronouncement that amends ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments update guidance on reporting credit losses for financial assets. These amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2022, including interim periods within those fiscal years. All entities may adopt the amendments through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). The adoption of ASU 2019-11 on January 1, 2022 did not have a material impact on its financial position, results of operations, and cash flows.

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

CELL SOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2020, the FASB issued ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” which simplifies the accounting for convertible instruments by eliminating certain accounting models when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in-capital. Under this ASU, certain debt instruments with embedded conversion features will be accounted for as a single liability measured at its amortized cost. Additionally, this ASU eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments. The new guidance is effective for annual periods beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2020-06 effective January 1, 2022 which eliminated the need to assess whether a beneficial conversion feature needed to be recognized upon either (a) the future issuance of new convertible notes; or (b) the resolution of any contingent beneficial conversion features. The adoption of this ASU did not have a material impact on its financial position, results of operations, and cash flows.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Issuers should apply the new standard prospectively to modifications or exchanges occurring after the effective date of the new standard. Early adoption is permitted, including adoption in an interim period. If an issuer elects to early adopt the new standard in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The adoption of ASU 2021-04 on January 1, 2022 did not have a material impact on its financial position, results of operations, and cash flows.

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820), “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” which clarifies that contractual restrictions on equity security sales are not considered part of the security unit of account and, therefore, are not considered in measuring fair value. In addition, the restrictions cannot be recognized and measured as separate units of account. Disclosures on such restrictions are also required. The amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and are required to be applied prospectively, with any adjustments from the adoption recognized in earnings and disclosed. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2022-03.

In July 2023, the FASB issued ASU 2023-03 to amend various SEC paragraphs in the Accounting Standards Codification to primarily reflect the issuance of SEC Staff Accounting Bulletin No. 120. ASU No. 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock.” ASU 2023-03 amends the ASC for SEC updates pursuant to SEC Staff Accounting Bulletin No. 120; SEC Staff Announcement at the March 24, 2022 Emerging Issues Task Force (“EITF”) Meeting; and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 - General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. These updates were immediately effective and did not have a significant impact on our financial statements.

Note 4 – Fair Value

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all of the Company’s instruments recorded at fair value, which were all Level 3 liabilities measured at fair value on a recurring basis using unobservable inputs during the years ended December 31, 2022 and 2021:

	Accrued	Accrued
	Interest	Compensation	Total

Balance - January 1, 2021	$539,836	$84,953	$624,789
Change in fair value	(54,783)	(23,647)	(78,430)
Accrual of warrant obligation	164,857	-	164,857
Issuance of warrants	(247,566)	-	(247,566)
Balance - December 31, 2021	402,344	61,306	463,650
Change in fair value	102,356	(2,086)	100,270
Accrual of warrant obligation	173,712	-	173,712
Issuance of warrants	(173,712)	-	(173,712)
Balance - December 31, 2022	$504,700	$59,220	$563,920

See Note 6, Accrued Compensation for additional details.

See Note 8, Notes Payable for additional details related to the satisfaction of the warrant obligations.

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

In applying the Black-Scholes option pricing model utilized in the valuation of Level 3 liabilities, the Company used the following approximate assumptions:

	For the Year Ended
	December 31,
	2022	2021

Risk-free interest rate	2.42% - 4.25%	0.87%-1.26%
Expected term (years)	4.00-5.00	4.00-5.00
Expected volatility	80%-90%	90%
Expected dividends	0.00%	0.00%

CELL SOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2022 and 2021, the Company had an obligation to issue 154,495 shares of common stock to service providers that had a fair value of $50,983 and $52,528, respectively, which was a component of accrued compensation on the consolidated balance sheets. Furthermore, as of December 31, 2022 and 2021, the Company has an obligation to issue warrants to purchase 42,930 shares of the Company’s common stock to service providers that had a fair value of $8,237 and $8,778, respectively. See Note 10, Stockholders’ Deficiency – Common Stock and Stock Warrants for additional details associated with the issuance of common stock and warrants.

Note 5 – Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2022	2021

Accrued research and development	$516,516	$596,773
Accrued third-party payments	6,347	4,816
Accrued legal fees	198,154	118,687
Accrued other professional fees	719,028	336,517
Accrued director compensation	9,750	9,750
Other accrued expenses	36,062	30,478
Total accrued expenses	$1,485,857	$1,097,021

See Note 10, Stockholders’ Deficiency – Stock Warrants for details associated with the extinguishment of accrued compensation to the Company’s Scientific Advisory Board.

Note 6 – Accrued Compensation

Accrued compensation consisted of the following:

	December 31,
	2022	2021

Witholding tax	$127,963	$124,718
Social security	77,266	40,616
Stock-based compensation - common stock	50,983	52,528
Stock-based compensation - warrants	8,237	8,777
Pension insurance	254,736	241,733
Accrued payroll	88,644	88,753
Vacation	77,429	65,898
Severance	164,640	143,079
Total accrued compensation	$849,898	$766,102

Note 7 – Advances Payable

Advances payable and advances payable – related party represent cash received from lenders for working capital puposes. See Note 12, Related Party Transactions.

During the years ended December 31, 2022 and 2021, the Company repaid cash advances of $0 and $60,500, respectively.

Note 8 – Notes Payable

The Company has a variety of outstanding debt instruments consisting of: a) notes payable, b) notes payable to related parties, c) convertible notes payable, and d) convertible notes payable to related parties. The notes within each of those groups are described in the sections below.

As of December 31, 2022 and through the date of this filing, notes payable with principal amounts totaling $1,408,000 and $2,046,053, respectively, were past due and are classified as current liabilities on the consolidated balance sheet as of December 31, 2022. Such notes continue to accrue interest and all relevant penalties have been accrued as of December 31, 2022. The Company is in negotiations with all holders of notes payable to extend the maturity dates of such notes or to convert the principal and accrued interest into equity.

CELL SOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2022 and 2021, the Company recorded interest expense of $707,115 and $629,201, respectively, and amortization of debt discount of $285,300 and $731,502 respectively. As of December 31, 2022 and 2021, the Company had $1,796,736 and $1,182,225, respectively, of accrued interest (including interest in the form of warrants (see Note 4, Fair Value) and penalties related to notes payable, which is included with accrued interest and accrued interest – related parties on the consolidated balance sheets.

a) Notes payable consist of the following:

		December 31,
		2022	2021

i)	Notes issued on March 26, 2015	$150,000	$296,912
	Note issued on May 15, 2015	250,000	250,000
	Note issued on May 10, 2016	53,000	53,000
	Notes issued on various dates from July 20, 2016 to October 13, 2016	60,000	60,000
	Note issued on February 26, 2018	100,000	100,000
vi)	Note issued on June 16, 2022, net of debt discount of 12,968 as of December 31, 2022	155,126	-
		$768,126	$759,912

Details regarding certain of these notes are as follows (which numbering corresponds to the above table):

i)	During year ended December 31, 2021, the Company paid $203,088 to noteholders as a partial repayment of principal such that the notes had $296,912 outstanding as of December 31, 2021 after the partial repayment. During year ended December 31, 2022, the Company paid $146,912 to noteholders as a partial repayment of principal such that the notes had $150,000 outstanding as of December 31, 2022 after the partial repayment. See Note 11, Commitments and Contingencies - Litigation for information regarding the partial repayment of these notes during 2022 and 2021 in connection with a legal matter related to certain of these notes. As of December 31, 2022, the note had been repaid in full.

vi)	On June 16, 2022, the Company issued a note payable in the principal amount of $168,094 which has a maturity date of June 16, 2023. The note accrues interest at 10% per annum and the interest shall be payable, at the Company’s election, either in cash or in common stock at $0.75 per share. In connection with the issuance, the Company issued a five-year immediately vested warrant to purchase 200,000 shares of common stock at an exercise price $0.75 per share. The warrants had an issuance date relative fair value of $31,814 which will be amortized over the term of the note.

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

b) Notes payable due to related parties consist of the following:

	December 31,
	2022	2021

Note issued on November 26, 2014	$50,000	$50,000
Note issued on July 20, 2015	100,000	100,000
	$150,000	$150,000

c) Convertible notes payable consist of the following:

		December 31,
		2022	2021

i)	Convertible notes issued on July 24, 2015	$20,000	$20,000
	Convertible notes issued on October 7, 2015	265,000	265,000
	Convertible notes issued on May 18, 2017	135,000	135,000
iv)	Convertible notes issued between July 8 and December 15, 2021,
	net of debt discount of $0 and $71,124 as of December 31, 2022 and 2021, respectively	-	1,414,446
v)	Convertible notes issued between August 5 and December 29, 2022,
	net of debt discount of $41,650 and $0 as of December 31, 2022 and 2021, respectively	488,311	-
		$908,311	$1,834,446

CELL SOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Details regarding certain of these notes are as follows (which numbering corresponds to the above table):

i)	On March 11, 2021, the Company entered into convertible note purchase agreements with two noteholders whereby the Company agreed to repurchase an aggregate of $125,000 of convertible notes payable for the same amount in cash, at which time the notes were cancelled. In connection with the repayment, the parties agreed that the Company was no longer required to pay accrued interest associated with the notes payable in the amount of $49,983. As a result, the Company recognized a gain on forgiveness of accrued interest of $49,983 on its consolidated statement of operations during the year ended December 31, 2021.

iv)	During the year ended December 31, 2021, the Company issued convertible notes payable in the aggregate principal amount of $2,407,820 which have maturity dates ranging from July 7, 2021 through June 15, 2022. The notes accrue interest at 8% per annum and are convertible at any time at the option of the holder into the Company’s Series C Convertible Preferred Stock at a conversion price of $7.50 per share. The notes automatically convert into Series C Convertible Preferred Stock on the maturity date. In connection with the issuances, the Company issued five-year immediately vested warrants to purchase an aggregate of 1,926,358 shares of common stock at an exercise price $1.25 per share. The warrants had an issuance date relative fair value of $397,485 which will be amortized over the term of the notes. Of the notes that were issued during the year (a) notes with principal amount of $922,250 were converted during the year ended December 31, 2021 (see elsewhere in this Note for details) and (b) notes with principal amount of $1,485,697 were converted during the year ended December 31, 2022.

v)	During the year ended December 31, 2022, the Company issued convertible notes payable in the aggregate principal amount of $775,000 which have maturity dates ranging from August 2, 2022 through June 29, 2023. The notes accrue interest at 8% per annum and are convertible at any time at the option of the holder into the Company’s Series C Convertible Preferred Stock at a conversion price of $7.50 per share. The notes automatically convert into Series C Convertible Preferred Stock on the maturity date. In connection with the issuances, the Company issued five-year immediately vested warrants to purchase an aggregate of 820,000 shares of common stock at an exercise price $1.25 per share. The warrants had an issuance date relative fair value of $87,907 which will be amortized over the term of the notes. During the year ended December 31, 2022, an aggregate principal amount of $245,000 of these notes were converted into Series C Convertible Preferred Stock. See below for details.

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

During the year ended December 31, 2022, an aggregate of $1,730,697 of principal outstanding under convertible notes automatically converted into an aggregate of 230,755 shares of Series C Convertible Preferred Stock and the Company elected to convert an aggregate of $71,412 of interest accrued under such notes into an aggregate of 95,214 shares of common stock. The aggregate note principal had a conversion price of $7.50 per share and the common stock was valued at $0.75 per share for purposes of the interest payment. The Company analyzed the notes for a beneficial conversion feature and determined that there was none because the notes have an effective conversion price of $0.75 per share of underlying common stock, which exceeds the $0.34 per share commitment date fair value of the common stock.

CELL SOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

d) Convertible notes payable due to related parties consist of the following:

		December 31,
		2022	2021

i)	Convertible notes issued on May 18, 2017	$225,000	$225,000
ii)	Convertible note issued on October 28, 2019	3,500,000	3,500,000
iii)	Convertible note issued on March 10, 2022, net of debt discount of $147,230
	as of December 31, 2022	2,352,770	-
		$6,077,770	$3,725,000

i)	As of December 31, 2022, the Company had accrued an obligation to issue warrants to purchase 247,500 shares of common stock at an exercise price of $0.75 per share as a result of the Company’s failure to repay these notes on the May 18, 2018 maturity date. As a result, the Company had accrued an aggregate of $14,326 and $41,106 associated with the fair value of these obligations as of December 31, 2022 and 2021, respectively, which amounts are included in accrued interest – related parties on the consolidated balance sheets.

ii)

Ms. Soave was appointed to the Company’s Board of Directors effective March 25, 2021, such that she became a related party as of such date and, accordingly, the note was payable to a related party. Effective March 2, August 5, and December 31, 2021, the Company amended the Soave Note. In connection with the amendments, during the year ended December 31, 2021, the Company (i) received further proceeds of $1,500,000, such that as of December 31, 2022 and 2021, an aggregate of $3,500,000 of proceeds were outstanding under the note, (ii) increased the principal amount to $6,000,000, (iii) issued five-year immediately vested warrants for the purchase of 1,200,000 shares of common stock at an exercise price of $1.25 per share that had an issuance date fair value of $247,567 which will be amortized over the term of the note, (iv) extended the maturity date to October 28, 2022 (v) and provided Ms. Soave the ability to elect to convert the Soave Note into shares of Series B Convertible Preferred Stock at a conversion price of $7.50 per share at any time after the Company first issues any shares of the Series B Convertible Preferred Stock and before the maturity date. On October 28, 2022, the Company and Ms. Soave entered into an agreement to amend the Soave Note, whereby the maturity date of the note was extended from October 28, 2022 to April 28, 2023. See Note 13, Subsequent Events for additional details.

As of the date of issuance of the Soave Note, December 31, 2022 and through the date of filing, the Series B Convertible Preferred Stock had not been designated by the Board nor had the Company sold shares of its Series B Convertible Preferred Stock. Since the designation was note done at the time of issuance or through the date of this filing, the Company did not analyze the Soave Note’s embedded conversion option to determine if it qualifies as a derivative financial instrument or beneficial conversion feature as accounting for the transaction could not be measured and recorded.

iii)

On March 10, 2022, the Board of Directors of the Company appointed George Verstraete as a member of the Board.

The Company and Mr. Verstraete entered into a promissory note agreement dated March 10, 2022 (the “Verstraete Note”), whereby Mr. Verstraete, at his discretion, can loan up to $6,000,000 to the Company. Mr. Verstraete has agreed to loan an aggregate of $2,500,000 to the Company under the note. The note bears interest at a rate of 10% per annum and will mature twelve months from the date of issuance. Mr. Verstraete has the right, at his option, to convert the note into shares of the Company’s Series B Convertible Preferred Stock at a conversion price of $7.50 per share at any time after the Company first issues any shares of the Series B Convertible Preferred Stock. Interest accruing under the note will be payable upon the maturity of the note and may be paid at the Company’s option in either cash or shares of the Company’s common stock (calculated based upon $0.75 per share for purposes of calculating the number of shares of common stock to be issued). For each $500,000 advanced under the note, Mr. Verstraete will be issued a warrant to purchase 400,000 shares of the Company’s common stock at an exercise price of $1.25 per share. Each warrant will have a five-year term. As of December 31, 2022, the Company had received $2,500,000 under the note. In connection with the issuance, the Company issued five-year immediately vested warrants to purchase an aggregate of 2,000,000 shares of common stock at an exercise price $1.25 per share. The warrants had an issuance date relative fair value of $296,174 which will be amortized over the term of the notes.

As of the date of issuance of the Verstraete Note, December 31, 2022 and through the date of filing, the Series B Convertible Preferred Stock had not been designated by the Board nor had the Company sold shares of its Series B Convertible Preferred Stock. Since the designation was note done at the time of issuance or through the date of this filing, the Company did not analyze the Verstraete Note’s embedded conversion option to determine if it qualifies as a derivative financial instrument or beneficial conversion feature as accounting for the transaction could not be measured and recorded.

CELL SOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Income Taxes

The loss before income taxes consists of the following US and Israeli components:

	For the Years Ended December 31,
	2022	2021

United States	$(4,444,646)	$(4,957,487)
Israel	(723,102)	(514,947)
Loss before income taxes	$(5,167,748)	$(5,472,434)

The provision for income taxes consists of the following expenses (benefits):

	For the Years Ended December 31,
	2022	2021

Deferred tax benefit:
Federal	$(669,697)	$(994,748)
Foreign	303,995	(118,438)
US State and local	(388,958)	(658,716)
	(754,660)	(1,771,902)
Change in valuation allowance	754,660	1,771,902
Provision for income taxes	$-	$-

The provision for income taxes differs from the United States federal statutory rate as follows:

	For the Years Ended December 31,
	2022	2021

Tax expense at the federal statutory rate	(21.0%)	(21.0%)
State and local taxes, net of federal benefit	(11.2%)	(11.8%)
Statutory rate differential - domestic versus foreign	(0.3%)	(0.2%)
Permanent differences	4.7%	0.0%
Research and development tax credits	0.0%	0.0%
Prior period true-up and other	13.2%	0.6%
Change in valuation allowance	14.6%	32.4%
Effective income tax rate	0.0%	0.0%

CELL SOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets consist of the following:

	As of December 31,
	2022	2021

Net operating loss carryforwards	$9,071,868	$8,950,435
Stock-based compensation	589,959	539,058
Deferred research and development expenses	609,079	26,753
Deferred tax assets	10,270,906	9,516,246
Valuation allowance	(10,270,906)	(9,516,246)
Deferred tax assets, net	$-	$-

As of December 31, 2022 and 2021, the Company had approximately $17,800,000 and $16,000,000 of domestic federal, state and local net operating loss carryforwards (“NOLs”), respectively, that may be available to offset future taxable income in that jurisdiction. Approximately $4,000,000 of those NOLs from both periods will expire during the years ranging from 2034 to 2037. The balances of approximately $13,800,000 and $12,000,000 for the years ended December 31, 2022 and 2021, respectively, have no expiration dates for federal and local purposes, but expire in 2038 to 2042 for state purposes. The utilization of NOLs to offset future taxable income may be subject to annual limitations under Internal Revenue Code Section 382 and similar state and local statutes as a result of ownership changes that could occur in the future. As of December 31, 2022 and 2021, the Company had approximately $13,300,000 and $12,500,000 of Israeli NOLs, respectively, that may be available to offset future taxable income in that jurisdiction. Those NOLs have no expiration dates.

The Company has assessed the likelihood that deferred tax assets will be realized in accordance with the provisions of ASC 740 Income Taxes (“ASC 740”). ASC 740 requires that such a review considers all available positive and negative evidence, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. ASC 740 requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. After the performance of such reviews as of December 31, 2022 and 2021, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of those dates. Thus, the Company increased the valuation allowance by $754,660 and $1,771,902 during the years ended December 31, 2022 and 2021, respectively.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2022 and 2021. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

The Company’s domestic federal tax returns remain subject to audit, beginning with the 2016 tax returns. The Company’s Israeli federal tax returns remain subject to audit, beginning with the 2014 tax returns. No tax audits were commenced or were in process during the years ended December 31, 2022 and 2021.

Note 10 – Stockholders’ Deficiency

Authorized Capital

As of December 31, 2022, the Company was authorized to issue 200,000,000 shares of common stock, par value of $0.001 per share, and 10,000,000 shares of preferred stock, par value of $0.001 per share. The holders of the Company’s common stock are entitled to one vote per share. The preferred stock was designated as 1,335,000 shares of Series A Convertible Preferred Stock and 500,000 shares of Series C Convertible Preferred Stock. See Note 13, Subsequent Events - Increase in Authorized Shares for details of increases in the number of shares designated subsequent to December 31, 2022.

Common Stock

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

During the years ended December 31, 2022 and 2021, the Company issued 95,214 and 134,891 shares of common stock, respectively, in connection with the conversion of convertible notes payable and accrued interest. See Note 8, Notes Payable – Convertible Notes Payable for additional details.

CELL SOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series A Convertible Preferred Stock

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

During the year ended December 31, 2022, the Company accrued additional preferred dividends of $905,975 and issued 1,208,054 shares of common stock at $0.75 per share pursuant to the terms of the Series A Convertible Preferred Stock Certificate of Designation with fair values of $905,975 such that there was no accrued dividend payable as of December 31, 2022 related to the Series A Convertible Preferred Stock.

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

During the year ended December 31, 2021, 15,000 shares of Series C Preferred Stock were converted into 150,000 shares of common stock at the shareholder’s election. The Company analyzed the Series C Preferred Stock for a beneficial conversion feature and determined that there was none because the Series C Preferred Stock has an effective conversion price of $0.75 per share of underlying common stock, which exceeded the $0.47 per share commitment date fair value of the common stock.

During the year ended December 31, 2022 and 2021, the Company accrued additional preferred dividends of $251,511 and $67,230 and issued 417,944 and 0 shares of common stock, respectively, at $0.75 per share pursuant to the terms of the Series C Convertible Preferred Stock Certificate of Designation with fair values of $313,523 and $0, respectively, such that there was $5,217 and $67,229 accrued dividend payable as of December 31, 2022 and 2021, respectively, related to the Series C Convertible Preferred Stock.

During the years ended December 31, 2022 and 2021, the Company issued 230,755 and 272,592 shares of Series C Convertible Preferred Stock, respectively, in connection with conversions of notes payable into Series C Convertible Preferred Stock. See Note 8, Notes Payable – Convertible Notes Payable for additional details.

Equity Incentive Plan

On August 13, 2019, the Company’s Board of Directors approved the adoption of the Company’s 2019 Equity Incentive Plan (the “Plan”). . A total of 7,900,000 shares of common stock were initially reserved for issuance under the Plan and the number of reserved shares increases on the first day of each year in an amount equal to the lesser of 3% of the number of shares of common stock outstanding on the last day of the preceding year or the amount determined by our Board of Directors. As of December 31, 2022, a total of 10,719,270 shares of common stock were reserved for issuance under the Plan. The Plan permits the Board of Directors to issue stock options, stock appreciation rights, restricted stock, restricted stock units, performance and other awards to employees, consultants and directors of the Company. As of the date of filing, the Company’s shareholders have not approved the Plan. As of the date of filing, the Company’s shareholders have not approved the Plan. As of December 31, 2022, a total of 3,787,266 shares were available for future issuance under the Plan.

CELL SOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation

During the year ended December 31, 2022, the Company recognized stock-based compensation expense of $77,887 (consisting of expense related to common stock, options and warrants of $(1,545) which has been included within accrued compensation), $74,600 (of which, $74,600 has been included within stockholder’s deficiency and $4,832 (of which, $5,372 has been included within stockholder’s deficiency and $(540) has been included within accrued compensation), respectively). During the year ended December 31, 2021, the Company recognized stock-based compensation expense of $419,401 (consisting of expense related to common stock, options and warrants of $52,956 (of which, $73,040 has been included within stockholder’s deficiency and $(20,084) has been included within accrued compensation), $206,400 and $160,045 (of which, $163,609 has been included within stockholder’s deficiency and $(3,564) has been included within accrued compensation), respectively). See Note 6, Accrued Compensation for additional details.

During the year ended December 31, 2022, $77,887 of stock-based compensation expense was included within general and administrative expenses and $0 was included within research and development on the consolidated statement of operations. During the year ended December 31, 2021, $419,401 of stock-based compensation expense was included within general and administrative expenses and $0 was included within research and development on the consolidated statement of operations. There was no unrecognized stock-based compensation expense as of December 31, 2022.

Stock Warrants

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

During the years ended December 31, 2022 and 2021, the Company issued warrants to purchase an aggregate of 2,820,000 and 3,792,426 shares of common stock, respectively, in connection with notes payable. See Note 8, Notes Payable for additional details.

See Note 4, Fair Value for details associated with warrants.

A summary of the warrant activity during the year ended December 31, 2022 is presented below:

	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding, January 1, 2022	11,108,079	$1.02
Issued	2,820,000	1.21
Expired/Canceled	(50,000)	0.75
Outstanding, December 31, 2022	13,878,079	$1.06	3.5	$-

Exercisable, December 31, 2022	13,878,079	$1.06	3.5	$-

Information regarding outstanding and exercisable warrants at December 31, 2022 is as follows:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants

$0.75	5,164,653	1.6	5,164,653
$0.95	125,000	3.0	125,000
$1.25	8,588,426	4.7	8,588,426
	13,878,079	3.5	13,878,079

CELL SOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following approximate assumptions:

	For the Years Ended
	December 31,
	2022	2021

Risk-free interest rate	3.75%	0.26%
Expected term (years)	2.50	2.50
Expected volatility	90%	90%
Expected dividends	0.00%	0.00%

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

The weighted average estimated grant date fair value of the stock options granted during the years ended December 31, 2022 and 2021 was approximately $0.10 and $0.16 per share, respectively.

A summary of the option activity during the year ended December 31, 2022 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, January 1, 2022	6,182,004	$0.80
Granted	750,000	1.00
Forfeited/Cancelled	-	-
Exercised	-	-
Outstanding, December 31, 2022	6,932,004	$0.83	5.1	$-

Exercisable, December 31, 2022	6,932,004	$0.83	5.1	$-

Information regarding outstanding and exercisable options at December 31, 2022 is as follows:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Option	In Years	Options

$0.75	4,832,004	5.7	4,832,004
$1.00	2,100,000	3.7	2,100,000
	6,932,004	5.1	6,932,004

CELL SOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Commitments and Contingencies

Yeda Research and License Agreement

On October 3, 2011, the Company entered into a Research and License Agreement (the “Agreement”) with Yeda Research and Development Company Limited (“Yeda”) for Veto Cell technology and an exclusive option to negotiate an additional license for organ regeneration technology. Yeda is the technology transfer and commercial arm of the Weizmann Institute, for research conducted at the Weizmann Institute for an invention comprising methods of bone marrow transplantation and cell therapy utilizing Veto Cells. As Yeda is a founder and a significant shareholder of the Company, it is a related party. If the Company fails to achieve any of the milestones by the dates set forth in the Agreement, Yeda is entitled to terminate the license upon written notice to the Company. In December, 2021, the Company and Yeda amended the agreement to extend the next milestone to January 1, 2025. To date, the Company has been deemed to have met all of the milestones. Either Yeda or the Company may terminate the agreement and the license after the commitment of a material breach by the other party and in certain other instances as detailed in the agreement. The Company paid Yeda a total of $0 and $243,500 during the years ended December 31, 2022 and 2021, respectively.

During the years ended December 31, 2022 and 2021, the Company recorded research and development expenses of $58,000 and $50,000, respectively, related to the Agreement. As of December 31, 2022 and 2021, the Company had $14,500 and $0, respectively, of accrued research and development expenses pursuant to the Agreement with Yeda, which are included within accrued expenses on the consolidated balance sheets.

MD Anderson Sponsored Research Agreements

In October 2021, the Sponsored Research Agreement with The University of Texas M.D. Anderson Cancer Center (“MD Anderson”) dated November 2018 was amended to extend the agreement by one year to November 27, 2022 and define the budget during such one-year period to be approximately $1,300,000. On November 15, 2022 the Company and MD Anderson agreed to extend the Sponsored Research Agreement by one year to November 27, 2023. Under the amendment, the research budget for the additional year is approximately $1,300,000.

The Company recognized $1,823,525 and $1,126,685 of research and development expenses during the years ended December 31, 2022 and 2021, respectively, associated with services provided by MD Anderson, under the two agreements dated November 2018 and February 2019. As of December 31, 2022, the Company had $316,516 of accrued research and development expenses pursuant to the agreements with MD Anderson, which are included within accrued expenses on the consolidated balance sheets and $422,018 of accounts payable due pursuant to the agreements with MD Anderson, which is included within accounts payable on the consolidated balance sheets.

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

In January 2019, the holder of a promissory note in the principal amount of $250,000 due on March 16, 2016 instituted a collection action in the Supreme Court of the State of New York, County of New York. On June 12, 2019, the plaintiff served a motion for summary judgment through the Secretary of State which was heard on July 12, 2019 and granted. The Company contends that it was not given sufficient notice under the applicable statute and did not have an opportunity to oppose the motion. Judgment was entered in October 2019 in the amount of $267,680. The Company brought a motion to vacate based on the jurisdictional defect of the motion in not providing the required amount of time, but that motion was denied in February 2021 without properly addressing the jurisdictional issues raised by the Company. The Company appealed the denial and then filed a motion to Renew and Reargue the motion to vacate based on the Court’s failure to address critical issues. That motion was also denied on April 15, 2021 without addressing the Company’s arguments. The Company appealed the second denial as well and pursued both appeals in a consolidated manner so as to resolve all issues together. Each of the appeals was denied and there is no further opportunity to appeal. While the Company’s motions were pending, the plaintiff commenced steps to collect judgment. During the year ended December 31, 2021, $103,088 of a $250,000 deposit made with the court by a third party on behalf of the Company was released to an officer of the court and has been accounted for as partial note repayment, with an additional $146,912 due under the note repaid by a release of the remaining deposit to an officer of the court during the year ended December 31, 2022, which was also accounted for as a note repayment. In as much, as there are no further opportunities to appeal, the Company is arranging to pay the remaining amount due, which, as of the date of this Report, is estimated to be approximately $106,000.

In August 2022, a holder of 360,000 shares of the Company’s common stock filed a complaint against the Company, its President and legal counsel in the United States District Court, Southern District of New York, claiming unspecified damages for an alleged wrongful refusal to authorize the Company’s transfer agent to remove restrictive legends from the shares held by the shareholder. The Company has filed a motion to dismiss the complaint which is pending, as is a mediation being conducted in an effort to resolve this matter. The complaints against the Company’s legal counsel and President were dismissed by the Court.

Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed. There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows. Aside from the matters discussed elsewhere in this note, there are no other known contingencies through the date of this filing.

CELL SOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Related Party Transactions

See Note 8, Notes Payable for details associated with the issuance of convertible notes payable, the Soave Note and the Verstraete Note, to directors of the Company.

As of December 31, 2022 and 2021, the Company was required to issue warrants to purchase an aggregate of 1,656,500 and 1,356,500, respectively, shares of common stock at an exercise price of $0.75 per share to directors of the Company in connection with loans made to the Company in the aggregate amount of $459,000 which required certain penalties in the form of warrants. As a result, the Company had accrued $308,117 and $249,389 associated with the fair value of the obligations as of December 31, 2022 and 2021, respectively, which amount is included in accrued interest – related parties on the consolidated balance sheets.

Note 13 – Subsequent Events

Convertible Notes Payable - Related Party

Extensions

Subsequent to December 31, 2022, the maturity date of the Verstraete Note was extended from March 10, 2023 to September 10, 2023 and the maturity date of the Soave Note was extended from April 28, 2023 to October 28, 2023.

Issuances

In February 2023, the Company entered into an agreement whereby $413,018 of payments made by Mr. Verstraete to third parties on behalf of the Company in June 2022 were characterized as convertible notes payable - related parties under the Verstraete Note and, as a result, increased the outstanding principal balance to $2,913,018. Additional advances under the Verstraete Note of $250,000, $100,000, and $150,000 made in April 2023, May 2023, and July 2023, respectively, increased the outstanding principal balance to $3,413,018. In connection with the April 2023 and May 2023 issuances, the Company issued five-year immediately vested warrants to purchase an aggregate of 610,414 shares of common stock at an exercise price $1.25 per share. In connection with the July 2023 issuances, the Company has an obligation to issue five-year immediately vested warrants to purchase 120,000 shares of common stock at an exercise price of $1.25 per share.

Convertible Notes Payable

Issuances

Subsequent to December 31, 2022, the Company issued convertible notes payable in the aggregate principal amount of $345,000 which have maturity dates ranging from June 28, 2023 to November 9, 2023. The notes accrue interest at 8% per annum and are convertible at any time at the option of the holder into the Company’s Series C Convertible Preferred Stock at a conversion price of $7.50 per share. The notes automatically convert into Series C Convertible Preferred Stock on the maturity date. In connection with the issuances, the Company issued five-year immediately vested warrants to purchase 276,000 shares of common stock at an exercise price $1.25 per share.

Subsequent to December 31, 2022, the Company issued convertible notes payable in the aggregate principal amount of $425,000. The notes mature between November 8, 2023 and July 28, 2024. The notes accrue 8% interest per annum and are convertible at any time at the option of the holder into the Company’s common stock at a conversion price of $0.75 per share. In connection with the issuance, the Company issued five-year immediately vested warrants to purchase an aggregate of 212,500 shares of common stock at an exercise price of $1.25 per share.

Conversions

Subsequent to December 31, 2022, a certain investor converted an aggregate principal amount of convertible notes payable of $50,000 and aggregate accrued interest of $2,060 into an aggregate of 6,667 shares of Series C Convertible Preferred Stock and 2,747 shares of common stock.

Subsequent to December 31, 2022, the Company issued 176,000 shares of common stock to the holder of a promissory note issued by the Company in the principal amount of $100,000 that matured in May 2018 in exchange for the cancellation of the note.

Common Stock Issuance

Subsequent to December 31, 2022, the Company issued an aggregate of 1,000,000 shares of the Company’s common stock to a certain consultant as compensation for services rendered.

Subsequent to December 31, 2022, the Company issued an aggregate of 802,880 shares of the Company’s common stock as payment-in-kind for dividends payable to certain Preferred Series A and Preferred Series C shareholders.

Series C Preferred Stock Conversions

Subsequent to December 31, 2022, a certain investor converted 10,000 shares of Series C Convertible Preferred Stock into 100,000 shares of the Company’s common stock.

Increase in Authorized Shares

Subsequent to December 31, 2022, the Company amended its certificates of designation for the Series A Convertible Preferred Stock and Series C Convertible Preferred Stock to increase the number of shares designated from 1,335,000 to 1,350,000 shares for the Series A Convertible Preferred Stock and from 500,000 to 1,000,000 shares for the Series C Convertible Preferred Stock.

