Form 10-Q
period 2023-03-31
Cell Source, Inc.
filed 2023-08-23
CIK 1569340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of August 18, 2023, the registrant had 38,195,617 shares of $0.001 par value common stock outstanding.

CELL SOURCE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CELL SOURCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
Assets
Current Assets:
Cash	$133,012	$222,665
Prepaid expenses	84,837	164,175
Other current assets	14,571	23,005
Total Assets	$232,420	$409,845

Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accounts payable	$1,187,192	$680,325
Accrued expenses	1,212,786	1,485,857
Accrued expenses - related party	101,000	86,500
Accrued interest	867,370	809,426
Accrued interest - related parties	1,103,244	987,310
Accrued compensation	876,665	849,898
Notes payable, net of debt discount of $5,123 and $12,968 as of March 31, 2023 and December 31, 2022, respectively	775,971	768,126
Notes payable - related parties	150,000	150,000
Convertible notes payable, net of debt discount of $34,976 and $41,650 as of March 31, 2023 and December 31, 2022, respectively	1,085,028	908,311
Convertible notes payable - related parties, net of debt discount of $82,870 and $147,230 as of March 31, 2023 and December 31, 2022, respectively	6,555,147	6,077,770
Advances payable	135,000	135,000
Advances payable - related party	100,000	100,000
Accrued dividend payable	302,734	5,217
Total Liabilities	14,452,137	13,043,740

Commitments and contingencies (Note 8)

Stockholders’ Deficiency:
Convertible Preferred Stock, $0.001 par value, 10,000,000 shares authorized;
Series A Convertible Preferred Stock, 1,350,000 shares designated, 1,342,195 shares issued and outstanding as of March 31, 2023 and December 31, 2022; liquidation preference of $10,289,854 and $10,066,463 as of March 31, 2023 and December 31, 2022, respectively	1,342	1,342
Series C Convertible Preferred Stock, 1,000,000 shares designated, 499,443 and 502,776 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively; liquidation preference of $3,825,429 and $3,776,039 as of March 31, 2023 and December 31, 2022, respectively	500	503
Common Stock, $0.001 par value, 200,000,000 shares authorized; 37,184,505 and 36,081,758 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	37,185	36,082
Additional paid-in capital	23,778,999	23,674,354
Accumulated deficit	(38,037,743)	(36,346,176)
Total Stockholders’ Deficiency	(14,219,717)	(12,633,895)
Total Liabilities and Stockholders’ Deficiency	$232,420	$409,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2023	2022

Operating Expenses:
Research and development	$324,000	$464,505
Research and development - related party	14,500	14,500
General and administrative	1,077,049	573,667
Total Operating Expenses	1,415,549	1,052,672
Loss From Operations	(1,415,549)	(1,052,672)

Other (Expense) Income:
Interest expense	(19,939)	(48,412)
Interest expense - related parties	(115,831)	(118,353)
Amortization of debt discount	(35,721)	(66,537)
Amortization of debt discount - related party	(104,527)	(6,601)
Total Other Expense	(276,018)	(239,903)
Net Loss	(1,691,567)	(1,292,575)
Dividend attributable to Series A and Series C preferred stockholders	(297,517)	(324,917)
Net Loss Applicable to Common Stockholders	$(1,989,084)	$(1,617,492)

Net Loss Per Common Share - Basic and Diluted	$(0.05)	$(0.05)

Weighted Average Common Shares Outstanding - Basic and Diluted	37,059,766	34,400,181

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2023
	Convertible Preferred		Convertible Preferred				Additional		Total
	Stock - Series A		Stock - Series C		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance, January 1, 2023	1,342,195	$1,342	502,776	$503	36,081,758	$36,082	$23,674,354	$(36,346,176)	$(12,633,895)

Conversion of convertible notes payable and accrued interest into Series C Convertible Preferred Stock and common stock	-	-	6,667	7	2,747	3	52,050	-	52,060

Series A and C Convertible Preferred Stock dividends:
Accrual of earned dividends	-	-	-	-	-	-	(297,517)	-	(297,517)

Issuance of warrants in connection with issuance of convertible notes payable	-	-	-	-	-	-	21,202	-	21,202

Conversion of Series C Convertible Preferred Stock into common stock	-	-	(10,000)	(10)	100,000	100	(90)	-	-

Stock-based compensation:
Common stock	-	-	-	-	1,000,000	1,000	329,000	-	330,000

Net loss	-	-	-	-	-	-	-	(1,691,567)	(1,691,567)

Balance, March 31, 2023	1,342,195	$1,342	499,443	$500	37,184,505	$37,185	$23,778,999	$(38,037,743)	$(14,219,717)

	FOR THE THREE MONTHS ENDED MARCH 31, 2022
	Convertible Preferred		Convertible Preferred				Additional		Total
	Stock - Series A		Stock - Series C		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance, January 1, 2022	1,342,195	$1,342	272,021	$272	34,360,546	$34,361	$21,316,318	$(31,178,428)	$(9,826,135)

Conversion of convertible notes payable and accrued interest into Series C Convertible Preferred Stock and common stock	-	-	183,422	183	76,530	76	1,432,836	-	1,433,095

Series A and C Convertible Preferred Stock dividends:
Accrual of earned dividends	-	-	-	-	-	-	(324,917)	-	(324,917)

Issuance of warrants in connection with issuance of convertible notes payable	-	-	-	-	-	-	8,043	-	8,043

Stock-based compensation:
Warrants	-	-	-	-	-	-	5,372	-	5,372

Net loss	-	-	-	-	-	-	-	(1,292,575)	(1,292,575)

Balance, March 31, 2022	1,342,195	$1,342	455,443	$455	34,437,076	$34,437	$22,437,652	$(32,471,003)	$(9,997,117)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For Three Months Ended
	March 31,
	2023	2022

Cash Flows From Operating Activities:
Net loss	$(1,691,567)	$(1,292,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	140,248	73,138
Non-cash interest expense - warrants	(46,131)	33,609
Stock-based compensation:
Common stock	330,000	-
Warrants	(1,095)	4,960
Changes in operating assets and liabilities:
Prepaid expenses	79,338	82,514
Other current assets	8,434	(6,652)
Accounts payable	506,867	109,818
Accrued expenses	139,948	(178,453)
Accrued expenses - related parties	14,500	-
Accrued interest	77,252	(80,157)
Accrued interest - related parties	104,731	213,275
Accrued compensation	27,862	12,353
Net Cash Used In Operating Activities	(309,613)	(1,028,170)
Cash Flows From Financing Activities:
Proceeds from issuance of convertible notes payable	219,960	95,000
Proceeds from issuance of convertible notes payable - related party	-	1,000,000
Repayment of financing liability	-	(27,926)
Net Cash Provided By Financing Activities	219,960	1,067,074

Net (Decrease) Increase In Cash	(89,653)	38,904

Cash - Beginning of Period	222,665	93,095
Cash - End of Period	$133,012	$131,999

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$-	$-
Income taxes	$945	$30,515

Non-cash investing and financing activities:
Issuance of warrants in connection with the issuance of notes payable	$21,202	$8,043
Accrual of warrant obligations in connection with issuance of notes payable	$40,167	$114,727
Conversion of accrued expenses into note principal	$413,018	$-
Accrual of earned preferred stock dividends	$(297,517)	$(324,917)
Conversion of convertible notes payable and accrued interest into Series C Preferred Stock and common stock	$52,060	$1,433,095

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

Risks and Uncertainties

The novel coronavirus (“COVID-19”) pandemic continues to impact global economic conditions. The Company is closely monitoring the outbreak of COVID-19 and its impact on the Company’s operations, financial position, cash flows and its industry in general. The Company considered the impact of COVID-19 on its business and operational assumptions and estimates, and determined there were no material adverse impacts on the Company’s condensed consolidated results of operations and financial position as of March 31, 2023.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial position of the Company as of March 31, 2023 and the condensed consolidated results of its operations and cash flows for the three months ended March 31, 2023 and 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results for the full year ending December 31, 2023 or any other period. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2022 and for the year then ended which were included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on August 8, 2023.

Note 2 - Going Concern and Management Plans

During the three months ended March 31, 2023, the Company had not generated any revenues, had a net loss of approximately $1,692,000 and had used cash in operations of approximately $310,000. As of March 31, 2023, the Company had a working capital deficiency of approximately $14,220,000 and an accumulated deficit of approximately $38,038,000. As of March 31, 2023 and through the date of this filing, notes payable with principal amounts totaling $2,508,000 and $1,576,093, respectively, were past due and are classified as current liabilities on the condensed consolidated balance sheet as of March 31, 2023. The Company will continue to incur net operating losses to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date these financial statements are issued. Subsequent to March 31, 2023 and as more fully described in Note 9, Subsequent Events, the Company received aggregate proceeds of $1,272,018 from the issuance of convertible notes payable.

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

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The condensed consolidated financial statements do not include any adjustment that might result from the outcome of these uncertainties.

CELL SOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 - Summary of Significant Accounting Policies

Since the date of the Annual Report on Form 10-K for the year ended December 31, 2022, there have been no material changes to the Company’s significant accounting policies, except as disclosed herein.

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

The common stock equivalents associated with the following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	March 31,
	2023	2022

Options	6,932,004	6,182,004
Warrants	14,084,493	11,964,079
Convertible notes [1] [2]	3,199,169	3,074,310
Convertible preferred stock	18,416,383	17,976,380
Total	42,632,049	39,196,773

[1]	Convertible notes are assumed to be converted at the rate of $0.75 per common share, which is the conversion price as of March 31, 2023 and 2022. However, such conversion rates are subject to adjustment under certain circumstances such as stock splits and stock dividends, which may result in the issuance of common shares greater than the amount indicated.

[2]	Excludes shares of common stock underlying convertible notes that are expected to become convertible into shares of Series B Convertible Preferred Stock since such stock had not been designated by the Company as of March 31, 2023 and 2022 and, as a result, the notes were not able to be converted as of such date. The approval of designation of the Series B Convertible Preferred Stock is at the discretion of the Company’s Board of Directors.

Note 4 - Fair Value

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all Level 3 liabilities measured at fair value on a recurring basis using unobservable inputs during the three months ended March 31, 2023 and 2022:

	Accrued	Accrued
	Interest	Compensation	Total

Balance - January 1, 2023	$504,700	$59,220	$563,920

Accrual of warrant obligation	40,167	-	40,167
Change in fair value	(46,131)	(1,095)	(47,226)

Balance - March 31, 2023	$498,736	$58,125	$556,861

	Accrued	Accrued
	Interest	Compensation	Total

Balance - January 1, 2022	$402,344	$61,306	$463,650

Change in fair value	33,609	(412)	33,197
Accrual of warrant obligation	114,727	-	114,727

Balance - March 31, 2022	$550,680	$60,894	$611,574

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. The Company’s Level 3 liabilities shown in the above table consist of accrued obligations to issue warrants and common stock to non-employees and is recorded at fair value at inception and subsequent changes in fair value are charged to the condensed consolidated statement of operations at each reporting period.

CELL SOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In applying the Black-Scholes option pricing model utilized in the valuation of Level 3 liabilities, the Company used the following approximate assumptions:

	For the Months Ended
	March 31,
	2023	2022

Risk-free interest rate	3.60%-3.71%	2.42%-2.44%
Expected term (years)	4.00-5.00	4.00-5.00
Expected volatility	80%	90%
Expected dividends	0.00%	0.00%

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

As of March 31, 2023 and December 31, 2022, the Company had an obligation to issue 154,495 shares of common stock to service providers that had a fair value of $50,983, which was a component of accrued compensation on the condensed consolidated balance sheets. The fair value of the common stock underlying this obligation has a per share value of $0.33 as of March 31, 2023 and December 31, 2022.

See Note 6, Stockholders’ Deficiency – Common Stock and Stock Warrants for additional details associated with the issuance of common stock and warrants.

Note 5 – Notes Payable

As of March 31, 2023 and through the date of this filing, notes and convertible notes payable with principal amounts totaling $2,508,000 and $1,576,093, respectively, were past due and are classified as current liabilities on the condensed consolidated balance sheet as of March 31, 2023. Such notes continue to accrue interest and all relevant penalties have been accrued as of March 31, 2023. Of such past due notes payable, a holder of a note with principal amount of $250,000 issued a notice of default. See Note 8, Commitments and Contingencies – Litigation for additional details. The Company is in negotiations with certain holders of notes payable to extend the maturity dates of such notes or to convert the principal and accrued interest into equity. As of March 31, 2023, the Company had an accrued interest balance of $272,441 related to notes past due.

During the three months ended March 31, 2023 and 2022, the Company recorded interest expense of $135,770 and $166,765, respectively, and amortization of debt discount of $140,248 and $73,138, respectively. As of March 31, 2023 and December 31, 2022, the Company had $1,970,614 and $1,796,736, respectively, of accrued interest (including interest in the form of warrants (see Note 4, Fair Value) and penalties related to notes payable, which is included with accrued interest and accrued interest – related parties on the condensed consolidated balance sheets.

Convertible Notes Payable

During the three months ended March 31, 2023, the Company issued convertible notes payable in the aggregate principal amount of $219,960 which have maturity dates ranging from July 3, 2023 through September 30, 2023. The notes accrue interest at 8% per annum and are convertible at any time at the option of the holder into the Company’s Series C Convertible Preferred Stock at a conversion price of $7.50 per share. The notes automatically convert into Series C Convertible Preferred Stock on the maturity date. In connection with the issuances, the Company issued five-year immediately vested warrants to purchase an aggregate of 176,000 shares of common stock at an exercise price of $1.25 per share. The warrants had an issuance date relative fair value of $21,202 and was recorded as a discount to the face value of the notes, which will be amortized over the term of the notes.

During the three months ended March 31, 2023, $50,000 of principal outstanding under a convertible note automatically converted into 6,667 shares of Series C Convertible Preferred Stock and the Company elected to convert $2,060 of interest accrued under such note into 2,747 shares of common stock. The note principal had a conversion price of $7.50 per share and the common stock was valued at $0.75 per share for purposes of the interest payment.

Convertible Notes Payable - Related Parties

The Company and George Verstraete, a director of the Company, entered into a promissory note agreement dated March 10, 2022 (the “Verstraete Note”), whereby Mr. Verstraete, at his discretion, can loan up to $6,000,000 to the Company. Mr. Verstraete has agreed to loan an aggregate of $2,500,000 to the Company under the note. The note bears interest at a rate of 10% per annum and will mature twelve months from the date of issuance. Mr. Verstraete has the right, at his option, to convert the note into shares of the Company’s Series B Convertible Preferred Stock at a conversion price of $7.50 per share at any time after the Company first issues any shares of the Series B Convertible Preferred Stock. Interest accruing under the note will be payable upon the maturity of the note and may be paid at the Company’s option in either cash or shares of the Company’s common stock (calculated based upon $0.75 per share for purposes of calculating the number of shares of common stock to be issued). For each $500,000 advanced under the Verstraete Note, Mr. Verstraete will be issued a warrant to purchase 400,000 shares of the Company’s common stock at an exercise price of $1.25 per share. Each warrant will have a five-year term.

CELL SOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In February 2023, $413,018 of payments made by Mr. Verstraete to third parties on behalf of the Company in June 2022 were characterized as convertible notes payable – related parties under the Verstraete Note and, as a result, increased the outstanding principal balance to $2,913,018, which was the balance as of March 31, 2023. In connection with the $413,018 advance, the Company was obligated to issue a five-year immediately vested warrant to purchase 330,414 shares of common stock at an exercise price $1.25 per share (as of March 31, 2023, the warrant had not been issued and, as a result, was accrued for by the Company, however, such warrant was issued subsequent thereto). The warrant had an issuance date relative fair value of $40,167 and was recorded as a discount to the face value of the notes, which will be amortized over the term of the note. Mr. Verstraete has assigned the note to a trust for which Darlene Soave, a director of the Company, serves as trustee. On March 10, 2023, the Company and the trust agreed to extend the maturity date of the Verstraete Note to September 10, 2023. See Note 9, Subsequent Events for details of additional advances under the Verstraete Note.

Note 6 – Stockholders’ Deficiency

Authorized Capital

As of March 31, 2023, the Company was authorized to issue 200,000,000 shares of common stock, par value of $0.001 per share, and 10,000,000 shares of preferred stock, par value of $0.001 per share. The holders of the Company’s common stock are entitled to one vote per share. The preferred stock was designated as 1,335,000 shares of Series A Convertible Preferred Stock and 500,000 shares of Series C Convertible Preferred Stock. See Note 9, Subsequent Events - Increase in Authorized Shares for details of increases in the number of shares designated subsequent to March 31, 2023.

Preferred Stock Dividends

During the three months ended March 31, 2023 and 2022, the Company accrued additional preferred dividends related to Series A and Series C Convertible Preferred Stock of $297,517 and $324,917, respectively. As of March 31, 2023 and December 31, 2022, the Company accrued preferred stock dividends of $302,734 and $5,217, respectively.

Series C Convertible Preferred Stock

See Note 5, Notes Payable – Convertible Notes Payable for details associated with conversions of notes payable into 6,667 shares of Series C Convertible Preferred Stock.

Common Stock

See Note 5, Notes Payable – Convertible Notes Payable for details associated with conversions of accrued interest into 2,747 shares of common stock.

During the three months ended March 31, 2023, a certain investor converted 10,000 shares of Series C Convertible Preferred Stock into 100,000 shares of the Company’s common stock.

During the three months ended March 31,2023, the Company issued 1,000,000 immediately-vested shares of the Company’s common stock to a consultant with a grant date fair value of $330,000 which was immediately recognized in the condensed consolidated statement of operations.

Stock Warrants

See Note 5, Notes Payable for additional details associated with the issuance of stock warrants.

Stock-Based Compensation

During the three months ended March 31, 2023, the Company recognized stock-based compensation expense of $328,905 (consisting of $(1,095) of expense related to warrants which has been included within accrued compensation and $330,000 of expense related to common stock issued for consulting services described above) which was included within general and administrative expenses. During the three months ended March 31, 2022, the Company recognized stock-based compensation expense of $4,960 (consisting of $5,372 of expense related to warrants and $(412) of expense related to common stock which has been included within accrued compensation) which was included within general and administrative expenses. There was no unrecognized stock-based compensation expense as of March 31, 2023.

Note 7 – Related Party Transactions

As of March 31, 2023 and December 31, 2022, the Company was required to issue warrants to purchase an aggregate of 1,731,500 and 1,656,500, respectively, shares of common stock at an exercise price of $0.75 per share to directors of the Company in connection with loans made to the Company in the aggregate amount of $459,000 which required certain penalties in the form of warrants. As a result, the Company had accrued $279,152 and $308,117 associated with the fair value of the obligations as of March 31, 2023 and December 31, 2022, respectively, which amount is included in accrued interest – related parties on the condensed consolidated balance sheets. The obligations to issue warrants are subject to changes in fair value at each reporting period. See Note 4, Fair Value for additional details.

See Note 5, Notes Payable – Convertible Notes Payable – Related Parties for details of the issuance of a convertible note to a director of the Company.

CELL SOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 – Commitments and Contingencies

Yeda Research and License Agreement

During the three months ended March 31, 2023 and 2022, the Company recorded research and development expenses of $14,500, related to its Research and License Agreement with Yeda (the “Agreement”). As of March 31, 2023 and December 31, 2022, the Company had $29,000 and $14,500, respectively, of accrued research and development expenses pursuant to the Agreement with Yeda.

MD Anderson Sponsored Research Agreements

The Company recognized $324,000 and $429,505 of research and development expenses during the three months ended March 31, 2023 and 2022, respectively, associated with services provided by The University of Texas M.D. Anderson Cancer Center (“MD Anderson”) under the two agreements with MD Anderson dated November 2018 and February 2019, respectively. As of March 31, 2023 and December 31, 2022, the Company had $316,516 of accrued research and development expenses pursuant to the agreements with MD Anderson.

Litigation

In January 2019, the holder of a promissory note in the principal amount of $250,000 due on March 16, 2016 instituted a collection action in the Supreme Court of the State of New York, County of New York. On June 12, 2019, the plaintiff served a motion for summary judgment through the Secretary of State which was heard on July 12, 2019 and granted. The Company contended that it was not given sufficient notice under the applicable statute and did not have an opportunity to oppose the motion. Judgment was entered in October 2019 in the amount of $267,680. The Company brought a motion to vacate based on the jurisdictional defect of the motion in not providing the required amount of time, but that motion was denied in February 2021 without properly addressing the jurisdictional issues raised by the Company. The Company appealed the denial and then filed a motion to Renew and Reargue the motion to vacate based on the Court’s failure to address critical issues. That motion was also denied on April 15, 2021 without addressing the Company’s arguments. The Company appealed the second denial as well and pursued both appeals in a consolidated manner so as to resolve all issues together. Each of the appeals was denied and there is no further opportunity to appeal. While the Company’s motions were pending, the plaintiff commenced steps to collect judgment. During the year ended December 31, 2021, $103,088 of a $250,000 deposit made with the court by a third party on behalf of the Company was released to an officer of the court and has been accounted for as partial note repayment, with an additional $146,912 due under the note repaid by a release of the remaining deposit to an officer of the court during the year ended December 31, 2022, which was also accounted for as a note repayment. In August 2023, a supplemental judgment of $38,838 was entered against the Company. Inasmuch, as there are no further opportunities to appeal, the Company is arranging to pay the remaining amount due, which, as of the date of this Report, is estimated to be approximately $106,000, of which, approximately $68,000 was recorded as a liability as of Mach 31, 2023.

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

Note 9 – Subsequent Events

Common Stock Issuance

Subsequent to March 31, 2023, the Company issued an aggregate of 802,880 shares of the Company’s common stock as payment-in-kind for dividends payable to certain Preferred Series A and Preferred Series C shareholders.

Related Party Warrant Extensions

Subsequent to March 31, 2023, the Company and a former director of the Company agreed to extend the expiration date of certain immediately vested warrants to purchase an aggregate of 160,000 shares of common stock from July 20, 2023 to July 20, 2027.

CELL SOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Convertible Notes Payable

Issuances

Subsequent to March 31, 2023, the Company issued convertible notes payable in the aggregate principal amount of $275,000 which maturity dates ranging from October 17, 2023 to February 14, 2024. The notes accrue interest at 8% per annum and are convertible at any time at the option of the holder into the Company’s Series C Convertible Preferred Stock at a conversion price of $7.50 per share. The notes automatically convert into Series C Convertible Preferred Stock on the maturity date. In connection with the issuances, the Company issued five-year immediately vested warrants to purchase 220,000 shares of common stock at an exercise price of $1.25 per share.

Subsequent to March 31, 2023, the Company issued convertible notes payable in the aggregate principal amount of $425,000 which have maturity dates ranging from November 8, 2023 to July 28, 2024. The notes accrue 8% interest per annum and are convertible at any time at the option of the holder into the Company’s common stock at a conversion price of $0.75 per share. In connection with the issuances, the Company issued five-year immediately vested warrants to purchase an aggregate of 212,500 shares of common stock at an exercise price of $1.25 per share.

Conversions

Subsequent to March 31, 2023, the Company issued 176,000 shares of common stock to the holder of a promissory note issued by the Company in the principal amount of $100,000 that matured in May 2018 in exchange for the cancellation of the note.

Subsequent to March 31, 2023, certain investors converted convertible notes payable with aggregate principal amount of $469,960 and aggregate accrued interest of $24,174 into an aggregate of 62,667 shares of Series C Convertible Preferred Stock and 32,232 shares of common stock. As of the date of filing, the Company has not issued the 62,667 shares of Series C Convertible Preferred Stock in connection with the aforementioned conversions.

Convertible Notes Payable - Related Party

Extensions

Subsequent to March 31, 2023, the maturity date of a promissory note issued to Darlene Soave, a director of the Company, with a principal balance of $3,500,000 was extended from April 28, 2023 to October 28, 2023.

Issuances

The Company received additional advances under the Verstraete Note of $250,000, $100,000, $150,000 and $72,018 in April 2023, May 2023, July 2023 and August 2023, respectively, which increased the outstanding principal balance to $3,413,018 as of the date of filing. In connection with the advances, the Company issued five-year immediately vested warrants to purchase 788,028 shares of common stock at an exercise price of $1.25 per share.

Increase in Authorized Shares

Subsequent to March 31, 2023, the Company amended its certificates of designation for the Series A Convertible Preferred Stock and Series C Convertible Preferred Stock to increase the number of shares designated from 1,335,000 to 1,350,000 shares for the Series A Convertible Preferred Stock and from 500,000 to 1,000,000 shares for the Series C Convertible Preferred Stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the condensed consolidated results of operations and financial condition of Cell Source, Inc. (“CSI”, “Cell Source”, the “Company”, “us,” “we,” “our,”) as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission (“SEC”) on August 8, 2023.

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on August 8, 2023.

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

Recent Developments

Preclinical Results and Clinical Results

Following on a successful , intensive collaboration with Professor Zelig Eshhar, the inventor of CAR-T cell therapy, data confirmed that Veto Cells can markedly extend persistence of genetically modified T cells from the same donor and that genetically modified Veto Cells can effectively inhibit tumors expressing an antigen recognized by the transgenic T cell receptor. Furthermore, human Veto Cells transfected with CAR exhibit anti-tumor activity in-vitro without losing their veto activity. These preclinical results form the basis of our current development of a clinical protocol for allogeneic VETO CAR-T HSCT combined therapy for blood cancer treatment. Cell Source plans to submit this protocol for approval in 2023. The Phase 1/2 clinical trial at the University of Texas MD Anderson Cancer Center, using Cell Source’s Anti-viral Veto Cells, has successfully treated 10 patients each receiving a haploidentical HSCT under reduced intensity conditioning with Veto Cells. The main objective of the trial is to achieve engraftment of the T-cell depleted transplant without GvHD by using Veto cells, and to define the optimal Veto cell dose. The initial version of the protocol was very successful in achieving these primary endpoints in all of the first 10 patients. None of the patients experienced toxicity nor any other adverse outcome associated with the Veto cells. While a subsequently treated patient had initial engraftment, the patient developed secondary graft failure, associated with a viral infection which is known to cause this. Another patient with aplastic anemia, a nonmalignant disorder, achieved successful engraftment, but later developed autoimmune hemolytic anemia, and eventually died; this was not linked to the Veto cells.

Four patients who engrafted subsequently had reduced white blood cell counts, which responded to treatment. Importantly, none of these patients have rejected their transplant. These reduced white blood cell counts are antibody related issues, which are more common after T-cell depleted transplants and haploidentical transplants. Since this protocol uses a reduced intensity preparative regimen to reduce toxicity, there is limited depletion of B-cells. In other settings, the use of Rituximab prior to a T-cell deplete transplant has effectively addressed this issue, without adverse outcomes. The current protocol already included Rituximab for patients with B-cell blood cell cancers, and we now revised the protocol so as to give Rituximab to all patients going forward. We have structured the balance of the trial to both determine the maximum Veto cell dose tolerance and also to ensure that we can avoid antibody related issues. If it continues to succeed in human clinical trials, we believe that it may have meaningful and potentially broad impact on the field of stem cell transplantation:

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

Condensed Consolidated Results of Operations

Three Months Ended March 31, 2023 Compared with the Three Months Ended March 31, 2022

Research and Development

Research and development expense was $338,500 and $479,005 for the three months ended March 31, 2023 and 2022, respectively, a decrease of $140,505, or 29%. This decrease is attributable to no patient enrollment milestones being achieved during the 2023 period, compared to one patient enrollment milestone being achieved during the 2022 period.

General and Administrative

General and administrative expense, which is associated with external consulting and professional fees, payroll and stock-based compensation expenses, was $1,077,049 and $573,667 for the three months ended March 31, 2023 and 2022, respectively, an increase of $503,382, or 88%. The increase was primarily attributable to an increase in stock-based compensation expense during the 2023 period.

Interest Expense

Interest expense for the three months ended March 31, 2023 and 2022 was $135,770 and $166,765, respectively, a decrease of $30,995, or 19%. The decrease was primarily due to a decreased fair value of accrued warrant liabilities.

Amortization of Debt Discount

Amortization of debt discount was $140,248 and $73,138 for the three months ended March 31, 2023 and 2022, respectively, an increase of $67,110, or 92%. This increase is primarily associated with an increased amount of convertible notes payable and the fair value of warrants issued in connection with convertible notes payable during the 2023 period.

Liquidity and Going Concern

We measure our liquidity in a number of ways, including the following:

	March 31, 2023	December 31, 2022

Cash	$133,012	$222,665
Working capital deficiency	$(14,219,717)	$(12,633,895)

During the three months ended March 31, 2023, we had not generated any revenues, had a net loss of approximately $1,692,000 and had used cash in operations of approximately $310,000. As of March 31, 2023, we had a working capital deficiency of $14,220,000 and an accumulated deficit of approximately $38,038,000. As of March 31, 2023 and through the date of this filing, notes payable with principal amounts totaling $2,508,000 and $1,576,093, respectively, were past due and are classified as current liabilities on the condensed consolidated balance sheet as of March 31, 2023. We will continue to incur net operating losses to fund operations. These conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date these financial statements are issued. Subsequent to March 31, 2023, we received aggregate proceeds of $1,272,018 from the issuance of convertible notes payable.

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

During the three months ended March 31, 2023 and 2022, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the three months ended March 31, 2023 and 2022 in the amounts of approximately $310,000 and $1,028,000, respectively. The net cash used in operating activities for the three months ended March 31, 2023 was primarily due to cash used to fund a net loss of approximately $1,692,000, adjusted for non-cash expenses in the aggregate amount of approximately $423,000, partially offset by $959,000 of net cash provided by changes in the levels of operating assets and liabilities. The net cash used in operating activities for the three months ended March 31, 2022 was primarily due to cash used to fund a net loss of approximately $1,293,000, adjusted for non-cash expenses in the aggregate amount of approximately $112,000, partially offset by $153,000 of net cash provided by changes in the levels of operating assets and liabilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2023 and 2022 was approximately $220,000 and $1,067,000, respectively. The net cash provided by financing activities during the three months ended March 31, 2023 was attributable $219,960 of proceeds from the issuance of convertible notes payable. The net cash provided by financing activities during the three months ended March 31, 2022 was attributable to $1,000,000 of proceeds from the issuance of convertible notes to a related party director and $95,000 of proceeds from the issuance of convertible notes payable, partially offset by the repayments of the insurance financing liability in the amount of $28,000.

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

The following critical accounting policies and estimates are not intended to be a comprehensive list of all of our accounting policies or estimates. Our accounting policies are more fully described in Note 3 – Summary of Significant Accounting Policies, in our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on August 8, 2023, as well as in our financial statements included elsewhere in this quarterly report.

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

The Black-Scholes option pricing model was used to estimate the fair value of the Company’s warrants. The Black-Scholes option pricing model includes subjective input assumptions that can materially affect the fair value estimates.

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

In connection with the preparation of this Quarterly Report, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Except as described below, we are not involved in any pending legal proceeding or litigations and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

In January 2019, the holder of a promissory note in the principal amount of $250,000 due on March 16, 2016 instituted a collection action in the Supreme Court of the State of New York, County of New York. On June 12, 2019, the plaintiff served a motion for summary judgment through the Secretary of State which was heard on July 12, 2019 and granted. The Company contends that it was not given sufficient notice under the applicable statute and did not have an opportunity to oppose the motion. Judgment was entered in October 2019 in the amount of $267,680. The Company brought a motion to vacate based on the jurisdictional defect of the motion in not providing the required amount of time, but that motion was denied in February 2021 without properly addressing the jurisdictional issues raised by the Company. The Company appealed the denial and then filed a motion to Renew and Reargue the motion to vacate based on the Court’s failure to address critical issues. That motion was also denied on April 15, 2021 without addressing the Company’s arguments. The Company appealed the second denial as well and pursued both appeals in a consolidated manner so as to resolve all issues together. Each of the appeals was denied and there is no further opportunity to appeal. While the Company’s motions were pending, the plaintiff commenced steps to collect judgment. During the year ended December 31, 2021, $103,088 of a $250,000 deposit made with the court by a third party on behalf of the Company was released to an officer of the court and has been accounted for as partial note repayment, with an additional $146,912 due under the note repaid by a release of the remaining deposit to an officer of the court during the year ended December 31, 2022, which was also accounted for as a note repayment. In August 2023, a supplemental judgment of $38,838 was entered against the Company. Inasmuch as there are no further opportunities to appeal, the Company is arranging to pay the remaining amount due, which, as of the date of this Report, is estimated to be approximately $106,000.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on August 8, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In January 2023, we issued 1,000,000 shares of our common stock to a consultant. We relied upon the exception provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) in connection with this transaction.

In February 2023, a convertible note in the principal amount of $50,000 automatically converted into 6,667 shares of our Series C Convertible Preferred Stock on the maturity date of the convertible note. We relied upon the exemption provided by Section 3(a)(9) of the Securities Act of in connection with these transactions.

In March 2023, we issued 100,000 shares of common stock upon the conversion of 6,667 shares of our Series C Convertible Preferred Stock. We relied upon the exemption provided by Section 3(a)(9) of the Securities Act in connection with this transaction.

During the three months ended March 31, 2023, we issued 2,747 shares of our common stock to the holder of a convertible note in lieu of cash interest upon the maturity of the note. We relied upon the exception provided by Section 4(2) of the Securities Act in connection with this transaction.

During the three months ended March 31, 2023, we issued convertible notes in the aggregate principal amount of $219,960 to 5 accredited investors. The notes mature six months from the date of issuance and accrue interest at a rate of 8% per annum. The notes automatically convert into shares of our Series C Preferred Stock at a conversion price of $7.50 per share on the maturity date. In connection with the issuance of the notes, we issued five-year warrants to purchase an aggregate of 176,000 shares of common stock at an exercise price of $1.25 per share. We relied upon the exemption provided by Section 4(2) of the Securities Act in connection with these transactions.

Item 3. Defaults Upon Senior Securities.

As of March 31, 2023 and through the date of this filing, notes payable and convertible notes payable with face values totaling $2,508,000 and $1,576,093, respectively were past due and are classified as current liabilities on the condensed consolidated balance sheet as of March 31, 2023. Such notes continue to accrue interest and all relevant penalties have been accrued as of March 31, 2023. Of such past due notes payable, a holder of a note with principal amount of $250,000 issued a notice of default. See Item 1 above for additional details. We are in negotiations with all holders to extend the maturity dates of such notes or to convert the principal and accrued interest into equity.

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

CELL SOURCE, INC.

Dated: August 23, 2023	By:	/s/ Itamar Shimrat
	Name:	Itamar Shimrat
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

