Form 10-Q
period 2023-06-30
Cell Source, Inc.
filed 2023-09-19
CIK 1569340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of September 15, 2023, the registrant had 38,195,617 shares of $0.001 par value common stock outstanding.

CELL SOURCE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CELL SOURCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current Assets:
Cash	$21,993	$222,665
Prepaid expenses	324,000	164,175
Other current assets	16,336	23,005
Total Assets	$362,329	$409,845

Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accounts payable	$927,800	$680,325
Accrued expenses	1,226,833	1,485,857
Accrued expenses - related party	115,500	86,500
Accrued interest	883,737	809,426
Accrued interest - related parties	1,283,992	987,310
Accrued compensation	855,788	849,898
Notes payable, net of debt discount of $0 and $12,968 as of June 30, 2023 and December 31, 2022, respectively	681,093	768,126
Notes payable - related parties	150,000	150,000
Convertible notes payable, net of debt discount of $40,010 and $41,650 as of June 30, 2023 and December 31, 2022, respectively	1,654,910	908,311
Convertible notes payable - related parties, net of debt discount of $17,562 and $147,230 as of June 30, 2023 and December 31, 2022, respectively	6,970,456	6,077,770
Financing liability	321,500	-
Advances payable	135,000	135,000
Advances payable - related party	100,000	100,000
Accrued dividend payable	1,479	5,217
Total Liabilities	15,308,088	13,043,740

Commitments and contingencies (Note 8)

Stockholders’ Deficiency:
Preferred stock, $0.001 par value, 10,000,000 shares authorized
Series A Convertible Preferred Stock, 1,350,000 shares designated, 1,342,195 shares issued and outstanding as of June 30, 2023 and December 31, 2022; liquidation preference of $10,066,463 as of June 30, 2023 and December 31, 2022	1,342	1,342
Series C Convertible Preferred Stock, 1,000,000 shares designated, 499,443 and 502,776 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively; liquidation preference of $3,747,305 and $3,776,039 as of June 30, 2023 and December 31, 2022, respectively	500	503
Common stock, $0.001 par value, 200,000,000 shares authorized; 38,163,385 and 36,081,758 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	38,163	36,082
Additional paid-in capital	24,293,583	23,674,354
Accumulated deficit	(39,279,347)	(36,346,176)
Total Stockholders’ Deficiency	(14,945,759)	(12,633,895)
Total Liabilities and Stockholders’ Deficiency	$362,329	$409,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Operating Expenses:
Research and development	$351,088	$555,010	$675,088	$1,019,515
Research and development - related party	14,500	14,500	29,000	29,000
General and administrative	539,877	464,367	1,616,926	1,038,034
Total Operating Expenses	905,465	1,033,877	2,321,014	2,086,549
Loss From Operations	(905,465)	(1,033,877)	(2,321,014)	(2,086,549)

Other (Expense) Income:
Interest expense	(56,535)	(63,313)	(76,474)	(111,725)
Interest expense - related parties	(180,747)	(130,049)	(296,578)	(248,402)
Amortization of debt discount	(41,854)	(23,151)	(77,575)	(89,688)
Amortization of debt discount - related party	(98,923)	(35,204)	(203,450)	(41,805)
Gain on extinguishment of note payable	41,920	-	41,920	-
Total Other Expense	(336,139)	(251,717)	(612,157)	(491,620)
Net Loss	(1,241,604)	(1,285,594)	(2,933,171)	(2,578,169)
Dividend attributable to Series A and Series C preferred stockholders	(300,849)	(244,971)	(598,366)	(569,888)
Net Loss Applicable to Common Stockholders	$(1,542,453)	$(1,530,565)	$(3,531,537)	$(3,148,057)

Net Loss Per Common Share - Basic and Diluted	$(0.04)	$(0.04)	$(0.10)	$(0.09)

Weighted Average Common Shares Outstanding -
Basic and Diluted	37,213,515	34,438,057	37,137,064	34,419,213

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

(Unaudited)

	FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023
	Convertible Preferred		Convertible Preferred				Additional		Total
	Stock - Series A		Stock - Series C		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance, January 1, 2023	1,342,195	$1,342	502,776	$503	36,081,758	$36,082	$23,674,354	$(36,346,176)	$(12,633,895)

Conversion of convertible notes payable and accrued interest into Series C Convertible Preferred Stock and common stock	-	-	6,667	7	2,747	3	52,050	-	52,060

Series A and Series C Convertible Preferred Stock dividends:
Accrual of earned dividends	-	-	-	-	-	-	(297,517)	-	(297,517)

Issuance of warrants in connection with issuance of convertible notes payable	-	-	-	-	-	-	21,202	-	21,202

Conversion of Series C Convertible Preferred Stock into common stock	-	-	(10,000)	(10)	100,000	100	(90)	-	-

Stock-based compensation:
Common stock	-	-	-	-	1,000,000	1,000	329,000	-	330,000

Net loss	-	-	-	-	-	-	-	(1,691,567)	(1,691,567)

Balance, March 31, 2023	1,342,195	$1,342	499,443	$500	37,184,505	$37,185	$23,778,999	$(38,037,743)	$(14,219,717)

Series A and Series C Convertible Preferred Stock dividends:
Accrual of earned dividends	-	-	-	-	-	-	(300,849)	-	(300,849)
Payment of dividends in kind	-	-	-	-	802,880	802	601,300	-	602,102

Issuance of common stock in connection with extinguishment of note payable	-	-	-	-	176,000	176	57,904	-	58,080

Issuance of warrants in connection with:
Satisfaction of accrued interest	-	-	-	-	-	-	40,167	-	40,167
Issuance of convertible notes payable	-	-	-	-	-	-	75,462	-	75,462

Stock-based compensation:
Warrants	-	-	-	-	-	-	40,600	-	40,600

Net loss	-	-	-	-	-	-	-	(1,241,604)	(1,241,604)

Balance, June 30, 2023	1,342,195	$1,342	499,443	$500	38,163,385	$38,163	$24,293,583	$(39,279,347)	$(14,945,759)

	FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022
	Convertible Preferred		Convertible Preferred				Additional		Total
	Stock - Series A		Stock - Series C		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance, January 1, 2022	1,342,195	$1,342	272,021	$272	34,360,546	$34,361	$21,316,318	$(31,178,428)	$(9,826,135)

Conversion of convertible notes payable and accrued interest into Series C Convertible Preferred Stock and common stock	-	-	183,422	183	76,530	76	1,432,836	-	1,433,095

Series A and Series C Convertible Preferred Stock dividends:
Accrual of earned dividends	-	-	-	-	-	-	(324,917)	-	(324,917)

Issuance of warrants in connection with issuance of convertible notes payable	-	-	-	-	-	-	8,043	-	8,043

Stock-based compensation:
Warrants	-	-	-	-	-	-	5,372	-	5,372

Net loss	-	-	-	-	-	-	-	(1,292,575)	(1,292,575)

Balance, March 31, 2022	1,342,195	$1,342	455,443	$455	34,437,076	$34,437	$22,437,652	$(32,471,003)	$(9,997,117)

Conversion of convertible notes payable and accrued interest into Series C Convertible Preferred Stock and common stock	-	-	14,666	15	5,964	6	114,452	-	114,473

Series A and Series C Convertible Preferred Stock dividends:
Accrual of earned dividends	-	-	-	-	-	-	(244,971)	-	(244,971)
Payment of dividends in kind	-	-	-	-	796,629	797	596,634	-	597,431

Issuance of warrants in connection with issuance of convertible notes payable and notes payable	-	-	-	-	-	-	49,219	-	49,219

Net loss	-	-	-	-	-	-	-	(1,285,594)	(1,285,594)

Balance, June 30, 2022	1,342,195	$1,342	470,109	$470	35,239,669	$35,240	$22,952,986	$(33,756,597)	$(10,766,559)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For Six Months Ended June 30,
	2023	2022

Cash Flows From Operating Activities:
Net loss	$(2,933,171)	$(2,578,169)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment of note payable	(41,920)	-
Amortization of debt discount	281,025	131,493
Non-cash interest expense - warrants	(18,859)	63,267
Stock-based compensation:
Warrants	39,578	5,034
Common stock	339,438	-
Changes in operating assets and liabilities:
Prepaid expenses	161,675	177,839
Other current assets	6,669	790
Accounts payable	247,475	158,968
Accrued expenses	153,994	403,916
Accrued expenses - related parties	29,000	-
Accrued interest	82,279	(44,729)
Accrued interest - related parties	309,711	320,361
Accrued compensation	(2,526)	32,476
Net Cash Used In Operating Activities	(1,345,632)	(1,328,754)

Cash Flows From Financing Activities:
Proceeds from issuance of convertible notes payable	794,960	245,000
Proceeds from issuance of convertible notes payable - related party	350,000	1,000,000
Proceeds from issuance of notes payable	-	168,094
Repayment of notes payable	-	(146,912)
Repayment of financing liability	-	(27,926)
Net Cash Provided By Financing Activities	1,144,960	1,238,256

Net Decrease In Cash	(200,672)	(90,498)
Cash - Beginning of Period	222,665	93,095
Cash - End of Period	$21,993	$2,597

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$-	$-
Income taxes	$949	$-

Non-cash investing and financing activities:
Accrual of earned preferred stock dividends	$(598,366)	$(569,888)
Common stock issued in connection with payment of Series A Convertible Preferred Stock dividends in-kind	$602,102	$597,431
Financing of Directors and Officer’s insurance	$321,500	$-
Conversion of accrued expenses into note principal	$413,018	$-
Accrual of warrant obligations in connection with issuance of notes payable	$40,167	$114,727
Warrants issued in satisfaction of accrued warrant obligation	$(40,167)	$-
Issuance of warrants in connection with the issuance of notes payable	$96,664	$57,262
Conversion of convertible notes payable and accrued interest into Series C Preferred Stock and common stock	$52,060	$1,547,568
Extinguishment of note payable for common stock	$58,080	$-

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial position of the Company as of June 30, 2023 and the condensed consolidated results of its operations and cash flows for the three and six months ended June 30, 2023 and 2022. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the operating results for the full year ending December 31, 2023 or any other period. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2022 and for the year then ended which were included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on August 8, 2023.

Note 2 - Going Concern and Management Plans

During the six months ended June 30, 2023, the Company had not generated any revenues, had a net loss of approximately $2,933,000 and had used cash in operations of approximately $1,346,000. As of June 30, 2023, the Company had a working capital deficiency of approximately $14,946,000 and an accumulated deficit of approximately $39,279,000. As of June 30, 2023 and through the date of this filing, notes payable with principal amounts totaling approximately $1,956,000 and $5,196,000, respectively, were past due and are classified as current liabilities on the condensed consolidated balance sheet as of June 30, 2023. The Company will continue to incur net operating losses to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date these financial statements are issued. Subsequent to June 30, 2023 and as more fully described in Note 9, Subsequent Events, the Company received aggregate proceeds of approximately $452,000 from the issuance of notes and convertible notes payable.

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

The common stock equivalents associated with the following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	June 30,
	2023	2022

Options	6,932,004	6,182,004
Warrants	13,404,493	12,284,079
Convertible notes [1] [2]	4,153,234	1,951,241
Convertible preferred stock	18,416,383	18,123,043
Total	42,906,114	38,540,367

[1]	Convertible notes are assumed to be converted at the rate of $0.75 per common share, which is the conversion price as of June 30, 2023 and 2022. However, such conversion rates are subject to adjustment under certain circumstances such as stock splits and stock dividends, which may result in the issuance of common shares greater than the amount indicated.

[2]	Excludes shares of common stock underlying convertible notes that are expected to become convertible into shares of Series B Convertible Preferred Stock since such stock had not been designated by the Company as of June 30, 2023 and 2022 and, as a result, the notes were not able to be converted as of such date. The approval of designation of the Series B Convertible Preferred Stock is at the discretion of the Company’s Board of Directors.

Note 4 - Fair Value

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all Level 3 liabilities measured at fair value on a recurring basis using unobservable inputs during the three and six months ended June 30, 2023 and 2022:

	Accrued	Accrued
	Interest	Compensation	Total

Balance - January 1, 2023	$504,700	$59,220	$563,920

Accrual of warrant obligation	40,167	-	40,167
Change in fair value	(46,131)	(1,095)	(47,226)

Balance - March 31, 2023	498,736	58,125	556,861

Accrual of common stock obligation	-	9,438	9,438
Issuance of warrants	(40,167)	-	(40,167)
Change in fair value	27,272	73	27,345

Balance - June 30, 2023	$485,841	$67,636	$553,477

	Accrued	Accrued
	Interest	Compensation	Total

Balance - January 1, 2022	$402,344	$61,306	$463,650

Change in fair value	33,609	(412)	33,197
Accrual of warrant obligation	114,727	-	114,727

Balance - March 31, 2022	550,680	60,894	611,574

Change in fair value	29,658	74	29,732

Balance - June 30, 2022	$580,338	$60,968	$641,306

CELL SOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In applying the Black-Scholes option pricing model utilized in the valuation of Level 3 liabilities, the Company used the following approximate assumptions:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Risk-free interest rate	4.13% - 4.31%	3.00% - 3.01%	3.60% - 4.31%	2.42% - 3.01%
Expected term (years)	4.00-5.00	4.00-5.00	4.00-5.00	4.00-5.00
Expected volatility	80%	90%	80%	90%
Expected dividends	0.00%	0.00%	0.00%	0.00%

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

As of June 30, 2023 and December 31, 2022, the Company had an obligation to issue 183,095 and 154,495 shares of common stock, respectively, to service providers that had a fair value of $60,421 and $50,983, respectively, which was a component of accrued compensation on the condensed consolidated balance sheets. The fair value of the common stock underlying this obligation has a per share value of $0.33 as of June 30, 2023 and December 31, 2022.

See Note 6, Stockholders’ Deficiency – Common Stock and Stock Warrants for additional details associated with the issuance of common stock and warrants.

Note 5 – Notes Payable

As of June 30, 2023 and through the date of this filing, notes and convertible notes payable with principal amounts totaling $1,956,093 and $5,196,129, respectively, were past due and are classified as current liabilities on the condensed consolidated balance sheet as of June 30, 2023. Such notes continue to accrue interest and all relevant penalties have been accrued as of June 30, 2023. Of such past due notes payable, a holder of a note with principal amount of $250,000 issued a notice of default. See Note 8, Commitments and Contingencies – Litigation for additional details. The Company is in negotiations with certain holders of notes payable to extend the maturity dates of such notes or to convert the principal and accrued interest into equity. As of June 30, 2023, the Company had an accrued interest balance of $243,391 related to notes past due.

During the three months ended June 30, 2023 and 2022, the Company recorded interest expense of $237,282 and $193,362, respectively, and amortization of debt discount of $140,777 and $58,355, respectively. During the six months ended June 30, 2023 and 2022, the Company recorded interest expense of $373,052 and $360,127, respectively, and amortization of debt discount of $281,025 and $131,493, respectively. As of June 30, 2023 and December 31, 2022, the Company had $2,167,729 and $1,796,736, respectively, of accrued interest (including interest in the form of warrants (see Note 4, Fair Value) and penalties related to notes payable, which is included with accrued interest and accrued interest – related parties on the condensed consolidated balance sheets.

Notes Payable

On June 12, 2023, the Company issued 176,000 shares of common stock to the holder of a promissory note in the principal amount of $100,000 that matured in May 2018 in exchange for the cancellation of the note. The exchange was accounted for as debt extinguishment and the Company recorded a gain on extinguishment of $41,920 which is included in other income on the condensed consolidated statement of operations for the three months ended June 30, 2023.

Convertible Notes Payable

During the six months ended June 30, 2023, the Company issued convertible notes payable in the aggregate principal amount of $394,960 with maturity dates ranging from July 3, 2023 to November 8, 2023. The notes accrue interest at 8% per annum and are convertible at any time at the option of the holder into the Company’s Series C Convertible Preferred Stock at a conversion price of $7.50 per share. The notes automatically convert into Series C Convertible Preferred Stock on the maturity date. In connection with the issuances, the Company issued five-year immediately vested warrants to purchase 316,000 shares of common stock at an exercise price of $1.25 per share. The warrants had an issuance date relative fair value of $37,993 which was recorded as a discount to the face value of the notes and will be amortized over the term of the notes.

During the six months ended June 30, 2023, the Company issued convertible notes payable in the aggregate principal amount of $400,000 with maturity dates ranging from November 8, 2023 to December 26, 2023. The notes accrue 8% interest per annum and are convertible at any time at the option of the holder into the Company’s common stock at a conversion price of $0.75 per share. In connection with the issuances, the Company issued five-year immediately vested warrants to purchase an aggregate of 200,000 shares of common stock at an exercise price of $1.25 per share. The warrants had an issuance date relative fair value of $25,057 which was recorded as a discount to the face value of the notes and will be amortized over the term of the notes. These notes are guaranteed by a director of the Company.

CELL SOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the six months ended June 30, 2023, $50,000 of principal outstanding under a convertible note was automatically converted into 6,667 shares of Series C Convertible Preferred Stock and the Company elected to convert $2,060 of interest accrued under such note into 2,747 shares of common stock. The note principal had a conversion price of $7.50 per share and the common stock was valued at $0.75 per share for purposes of the interest payment.

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

In February 2023, $413,018 of payments made by Mr. Verstraete to third parties on behalf of the Company in June 2022 were characterized as convertible notes payable – related parties under the Verstraete Note. The Company received additional advances of $250,000 and $100,000 in April 2023 and May 2023, respectively, and, as a result, increased the outstanding principal balance of the Verstraete Note to $3,263,018 as of June 30, 2023. See Note 9, Subsequent Events for details of additional advances under the Verstraete Note subsequent to June 30, 2023. In connection with the advances, the Company issued five-year immediately vested warrants to purchase an aggregate of 610,414 shares of common stock at an exercise price of $1.25 per share. The warrants had an issuance date relative fair value of $73,780 which was recorded as a discount to the face value of the note and will be amortized over the terms of the note.

Mr. Verstraete has assigned the Verstraete Note to a trust for which Darlene Soave, a director of the Company, serves as trustee. On March 10, 2023, the Company and the trust agreed to extend the maturity date of the Verstraete Note to September 10, 2023.

On April 28, 2023, the Company agreed to extend the maturity date of the promissory note issued to Darlene Soave, with a principal balance of $3,500,000 from April 28, 2023 to October 28, 2023.

Note 6 – Stockholders’ Deficiency

Authorized Capital

As of June 30, 2023, the Company was authorized to issue 200,000,000 shares of common stock, par value of $0.001 per share, and 10,000,000 shares of preferred stock, par value of $0.001 per share. The holders of the Company’s common stock are entitled to one vote per share. The preferred stock was designated as 1,335,000 shares of Series A Convertible Preferred Stock and 500,000 shares of Series C Convertible Preferred Stock. See Note 9, Subsequent Events - Increase in Authorized Shares for details of increases in the number of shares designated subsequent to June 30, 2023.

Preferred Stock Dividends

During the three months ended June 30, 2023 and 2022, the Company accrued additional preferred dividends of $300,849 and $244,971, respectively. During the six months ended June 30, 2023 and 2022, the Company accrued additional preferred dividends of $598,366 and $569,888, respectively. As of June 30, 2023 and December 31, 2022, there were accrued preferred stock dividends of $1,479 and $5,217, respectively.

During the three months ended June 30, 2023, the Company issued 802,880 shares of common stock at the stated value of $0.75 per share for aggregate value of $602,102, pursuant to the terms of the Series A and C Convertible Preferred Stock Certificate of Designation, in connection with the partial payment of accrued dividends for Series A and Series C Convertible Preferred Stock.

Series C Convertible Preferred Stock

See Note 5, Notes Payable – Convertible Notes Payable for details associated with conversions of notes payable into 6,667 shares of Series C Convertible Preferred Stock.

Common Stock

See Note 5, Notes Payable – Convertible Notes Payable for details associated with conversions of accrued interest into 2,747 shares of common stock.

During the six months ended June 30, 2023, a certain investor converted 10,000 shares of Series C Convertible Preferred Stock into 100,000 shares of the Company’s common stock.

CELL SOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the six months ended June 30, 2023, the Company issued 1,000,000 immediately-vested shares of the Company’s common stock to a consultant with a grant date fair value of $330,000 which was immediately recognized in the condensed consolidated statement of operations.

See Note 5, Notes Payable for details associated with the issuance of 176,000 shares of common stock in connection with the extinguishment of a note payable.

Stock Warrants

On May 25, 2023, the Company issued immediately vested 3.75 year warrants to an investor to purchase an aggregate amount of 300,000 shares of the Company’s common stock at an exercise price of $0.75 per share. The warrants had an issuance date fair value of $40,600, which was recognized immediately.

See Note 5, Notes Payable for additional details associated with the issuance of stock warrants.

Stock-Based Compensation

During the three months ended June 30, 2023, the Company recognized stock-based compensation expense of $50,111 (consisting of $40,673 of expense related to warrants (of which, $40,600 was included within stockholder’s deficiency and $73 was included within accrued compensation) and $9,438 of expense related to common stock to be issued for consulting services described above, which has been included within accrued compensation on the balance sheet and included within general and administrative expenses on the statement of operations. During the three months ended June 30, 2022, the Company recognized stock-based compensation expense of $(74) related to common stock which has been included within accrued compensation which was included within general and administrative expenses.

During the six months ended June 30, 2023, the Company recognized stock-based compensation expense of $379,016 (consisting of $39,578 of expense related to warrants (of which, $40,600 was included within stockholder’s deficiency and $(1,022) was included within accrued compensation and $339,438 of expense related to common stock issued or to be issued for consulting services described above (of which, $330,000 has been included within stockholder’s deficiency and $9,438 has been included within accrued compensation) which was included within general and administrative expenses. During the six months ended June 30, 2022, the Company recognized stock-based compensation expense of $5,034 (consisting of $5,372 of expense related to warrants and $(338) of expense related to common stock which has been included within accrued compensation) which was included within general and administrative expenses.

There was no unrecognized stock-based compensation expense as of June 30, 2023.

Note 7 – Related Party Transactions

As of June 30, 2023 and December 31, 2022, the Company was required to issue warrants to purchase an aggregate of 1,806,500 and 1,656,500, respectively, shares of common stock at an exercise price of $0.75 per share to a director and former director of the Company in connection with loans made to the Company in the aggregate amount of $459,000 which required certain penalties in the form of warrants. As a result, the Company had accrued $295,087 and $308,117 associated with the fair value of the obligations as of June 30, 2023 and December 31, 2022, respectively, which amount is included in accrued interest – related parties on the condensed consolidated balance sheets. The obligations to issue warrants are subject to changes in fair value at each reporting period. See Note 4, Fair Value for additional details.

See Note 5, Notes Payable – Convertible Notes Payable – Related Parties for details of the issuance of a convertible note to a director of the Company.

Note 8 – Commitments and Contingencies

Yeda Research and License Agreement

During the three months ended June 30, 2023 and 2022, the Company recorded research and development expenses of $14,500, related to its Research and License Agreement with Yeda (the “Agreement”). During the six months ended June 30, 2023 and 2022, the Company recorded research and development expenses of $29,000, related to the Agreement with Yeda. As of June 30, 2023 and December 31, 2022, the Company had $43,500 and $14,500, respectively, of accrued research and development expenses pursuant to the Agreement with Yeda.

MD Anderson Sponsored Research Agreements

The Company recognized $328,688 and $429,505 of research and development expenses during the three months ended June 30, 2023 and 2022, respectively, and $652,688 and $964,515 of research and development expenses during the six months ended June 30, 2023 and 2022, respectively, associated with services provided by The University of Texas M.D. Anderson Cancer Center (“MD Anderson”) under the two agreements with MD Anderson dated November 2018 and February 2019, respectively. As of June 30, 2023 and December 31, 2022, the Company had $316,516 of accrued research and development expenses pursuant to the agreements with MD Anderson.

CELL SOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Litigation

In January 2019, the holder of a promissory note in the principal amount of $250,000 due on March 16, 2016 instituted a collection action in the Supreme Court of the State of New York, County of New York. On June 12, 2019, the plaintiff served a motion for summary judgment through the Secretary of State which was heard on July 12, 2019 and granted. The Company contended that it was not given sufficient notice under the applicable statute and did not have an opportunity to oppose the motion. Judgment was entered in October 2019 in the amount of $267,680. The Company brought a motion to vacate based on the jurisdictional defect of the motion in not providing the required amount of time, but that motion was denied in February 2021 without properly addressing the jurisdictional issues raised by the Company. The Company appealed the denial and then filed a motion to Renew and Reargue the motion to vacate based on the Court’s failure to address critical issues. That motion was also denied on April 15, 2021 without addressing the Company’s arguments. The Company appealed the second denial as well and pursued both appeals in a consolidated manner so as to resolve all issues together. Each of the appeals was denied and there is no further opportunity to appeal. While the Company’s motions were pending, the plaintiff commenced steps to collect judgment. During the year ended December 31, 2021, $103,088 of a $250,000 deposit made with the court by a third party on behalf of the Company was released to an officer of the court and has been accounted for as partial note repayment, with an additional $146,912 due under the note repaid by a release of the remaining deposit to an officer of the court during the year ended December 31, 2022, which was also accounted for as a note repayment. In August 2023, a supplemental judgment of $38,838 was entered against the Company. Inasmuch as there are no further opportunities to appeal, the Company is arranging to pay the remaining amount due, which, as of the date of this Report, is estimated to be approximately $106,000, which was recorded as a liability as of June 30, 2023.

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

Convertible Notes Payable

Issuances

Subsequent to June 30, 2023, the Company issued a convertible note payable in the principal amount of $100,000 which has a maturity date of February 17, 2024. The note accrues interest at 8% per annum and is convertible at any time at the option of the holder into the Company’s Series C Convertible Preferred Stock at a conversion price of $7.50 per share. The note automatically converts into Series C Convertible Preferred Stock on the maturity date. In connection with the issuance, the Company issued five-year immediately vested warrants to purchase 80,000 shares of common stock at an exercise price of $1.25 per share.

Subsequent to June 30, 2023, the Company issued a convertible note payable in the principal amount of $25,000 which has a maturity date of July 28, 2024. The note accrues interest at 8% per annum and is convertible at any time at the option of the holder into the Company’s common stock at a conversion price of $0.75 per share. In connection with the issuance, the Company issued five-year immediately vested warrants to purchase 12,500 shares of common stock at an exercise price of $1.25 per share.

Conversions

Subsequent to June 30, 2023, certain investors converted convertible notes payable with aggregate principal amount of $469,960 and aggregate accrued interest of $24,174 into an aggregate of 62,667 shares of Series C Convertible Preferred Stock and 32,232 shares of common stock.

Convertible Notes Payable - Related Parties

Issuances

The Company received additional advances under the Verstraete Note of $150,000, $72,018 and 105,000 in July 2023, August 2023 and September 2023, respectively, which increased the outstanding principal balance to $3,590,036 under the Verstraete Note as of the date of filing. In connection with the advances, the Company issued five-year immediately vested warrants to purchase an aggregate of 177,614 shares of common stock at an exercise price of $1.25 per share and has an obligation to issue five-year immediately vested warrants to purchase 84,000 shares of common stock at an exercise price of $1.25 per share.

Related Party Warrant Extension

Subsequent to June 30, 2023, the Company and a former director of the Company agreed to extend the expiration date of certain warrants to purchase an aggregate of 160,000 shares of common stock from July 20, 2023 to July 20, 2027.

Increase in Authorized Shares

Effective July 26, 2023, the Company amended the certificates of designation which established the Series A Convertible Preferred Stock and Series C Convertible Preferred Stock to increase the number of shares designated from 1,335,000 to 1,350,000 shares for the Series A Convertible Preferred Stock and from 500,000 to 1,000,000 shares for the Series C Convertible Preferred Stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the condensed consolidated results of operations and financial condition of Cell Source, Inc. (“CSI”, “Cell Source”, the “Company”, “us,” “we,” “our,”) as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission (“SEC”) on August 8, 2023.

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

Four patients who engrafted subsequently had reduced white blood cell counts, which responded to treatment. Importantly, none of these patients have rejected their transplant. These reduced white blood cell counts are antibody related issues, which are more common after T-cell depleted transplants and haploidentical transplants. Since this protocol uses a reduced intensity preparative regimen to reduce toxicity, there is limited depletion of B-cells. In other settings, the use of Rituximab prior to a T-cell deplete transplant has effectively addressed this issue, without adverse outcomes. The current protocol already included Rituximab for patients with B-cell blood cell cancers, and we now revised the protocol so as to give Rituximab to all patients. We have structured the balance of the trial to both determine the maximum Veto cell dose tolerance and also to ensure that we can avoid antibody related issues. If it continues to succeed in human clinical trials, we believe that it may have meaningful and potentially broad impact on the field of stem cell transplantation:

1)	Significantly improve outcomes of transplantations by reducing the host (transplant recipient) rejection rate of T-cell depleted stem cells (e.g. from bone marrow) – thus supporting successful engraftment of the transplanted cells, which is the treatment for the blood cancer itself. In order to improve the safety of this cancer treatment, Veto Cell technology has shown in both preclinical studies and initial clinical data that it can markedly reduce both the risk of GvHD and the need for using aggressive amounts of immunosuppression treatments. We have shown in preclinical studies, and are beginning to see in the clinic, the reduction of viral infections that typically threaten patients post transplantation. This safer means of delivering stem cell transplants would significantly reduce the HSCT mortality rate and therefore lead to broader use of this treatment. Furthermore, by adding CAR-T to the HSCT protocol, which we have already done successfully in preclinical studies, we can bridge between the initial transplantation and the conclusion of immune reconstitution, thus providing both short-term and ongoing protection against remission. This has the potential to significantly improve efficacy beyond that of the current outcomes of either CAR-T or HSCT on their own.

2)	Substantively increase the number of transplantations by enabling successful engraftment under lower levels of immune suppression and therefore making the therapy accessible to older and sicker patients (who today may not survive ablation).

3)	Further increase the number of transplantations by making transplantation appropriate for other indications (for which today transplantation would be considered an inappropriately risky treatment). See, e.g. BMT 2021 Correction of Sickle Cell Disease by Allogeneic Hematopoietic Cell Transplantations with Anti-3rd Party Veto Cells, Bone Marrow Transplantation, March 3, 2021.

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

Condensed Consolidated Results of Operations

Three Months Ended June 30, 2023 Compared with the Three Months Ended June 30, 2022

Research and Development

Research and development expense was $365,588 and $569,510 for the three months ended June 30, 2023 and 2022, respectively, a decrease of $203,922, or 36%. This decrease is primarily attributable to no patient enrollment milestones being achieved during the 2023 period, compared to two patient enrollment milestones being achieved during the 2022 period.

General and Administrative

General and administrative expense, which is associated with external consulting and professional fees, payroll and stock-based compensation expenses, was $539,877 and $464,367 for the three months ended June 30, 2023 and 2022, respectively, an increase of $75,510, or 16%. The increase was primarily attributable to an increase in consulting fees of $90,000, and an increase in stock-based compensation of $49,890 partially offset by a decrease in accounting and audit expenses of $30,227, and other miscellaneous expenses of $36,306.

Interest Expense

Interest expense for the three months ended June 30, 2023 and 2022 was $237,282 and $193,362, respectively, an increase of $43,920, or 23%. This increase is primarily associated with increased convertible notes and the fair value of additional warrant obligations in connection with debtholder penalties which are characterized as interest during the 2023 period.

Amortization of Debt Discount

Amortization of debt discount was $140,777 and $58,355 for the three months ended June 30, 2023 and 2022, respectively, an increase of $82,422, or 141%. This increase is primarily associated with increased convertible notes and the fair value of warrants issued in connection with convertible notes payable during the 2023 period.

Gain on Extinguishment of Note Payable

Gain on extinguishment of note payable was $41,920 and $0 for the three months ended June 30, 2023 and 2022, respectively. The gain on extinguishment of note payable is attributable to the exchange of a promissory note in the principal amount of $100,000 for 176,000 shares of common stock.

Six Months Ended June 30, 2023 Compared with the Six Months Ended June 30, 2022

Research and Development

Research and development expense was $704,088 and $1,048,515 for the six months ended June 30, 2023 and 2022, respectively, a decrease of $344,427, or 33%. This decrease is mainly attributable to the achievement $316,515 of patient enrollment milestones achieved in 2022 under the sponsored research agreement with MD Andersen whereas no milestones were achieved in the 2023 period.

General and Administrative

General and administrative expense, which is associated with external consulting and professional fees, payroll and stock-based compensation expenses, was $1,616,926 and $1,038,034 for the six months ended June 30, 2023 and 2022, respectively, an increase of $578,892, or 56%. The increase was primarily attributable to an increase in consulting expenses of $169,000, an increase in stock-based compensation of $373,982 and an increase of $37,683 of legal expenses, partially offset by a decrease in miscellaneous expenses of $24,540.

Interest Expense

Interest expense for the six months ended June 30, 2023 and 2022 was $373,052 and $360,127, respectively, an increase of $12,925, or 4%. This increase is primarily associated with increased convertible notes and the fair value of additional warrant obligations in connection with debtholder penalties which are characterized as interest during the 2023 period.

Amortization of Debt Discount

Amortization of debt discount was $281,025 and $131,493 for the six months ended June 30, 2023 and 2022, respectively, an increase of $149,532, or 114%. The increase is primarily associated with the increased levels of warrants issued as debt discounts in connection with convertible notes payable in the 2023 period.

Gain on Extinguishment of Note Payable

Gain on extinguishment of note payable was $41,920 and $0 for the six months ended June 30, 2023 and 2022, respectively. The gain on extinguishment of note payable is attributable to the exchange of a promissory note in the principal amount of $100,000 for 176,000 shares of common stock.

Liquidity and Going Concern

We measure our liquidity in a number of ways, including the following:

	June 30, 2023	December 31, 2022

Cash	$21,993	$222,665
Working capital deficiency	$(14,945,759)	$(12,633,895)

During the six months ended June 30, 2023, we had not generated any revenues, had a net loss of approximately $2,933,000 and had used cash in operations of approximately $1,346,000. As of June 30, 2023, we had a working capital deficiency of $14,946,000 and an accumulated deficit of approximately $39,279,000. As of June 30, 2023 and through the date of this filing, notes payable with principal amounts totaling approximately $1,956,000 and $5,196,000, respectively, were past due and are classified as current liabilities on the condensed consolidated balance sheet as of June 30, 2023. We will continue to incur net operating losses to fund operations. These conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date these financial statements are issued. Subsequent to June 30, 2023, we received aggregate proceeds of approximately $452,000 from the issuance of convertible notes payable.

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

During the six months ended June 30, 2023 and 2022, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the six months ended June 30, 2023 and 2022 in the amounts of approximately $1,346,000 and $1,329,000, respectively. The net cash used in operating activities for the six months ended June 30, 2023 was primarily due to cash used to fund a net loss of approximately $2,933,000, adjusted for non-cash expenses in the aggregate amount of approximately $599,000, partially offset by $988,000 of net cash provided by changes in the levels of operating assets and liabilities. The net cash used in operating activities for the six months ended June 30, 2022 was primarily due to cash used to fund a net loss of approximately $2,578,000, adjusted for non-cash expenses in the aggregate amount of approximately $200,000, partially offset by $1,050,000 of net cash provided by changes in the levels of operating assets and liabilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2023 and 2022 was approximately $1,145,000 and $1,238,000, respectively. The net cash provided by financing activities during the six months ended June 30, 2023 was attributable to $350,000 of proceeds from the issuance of convertible notes to a related party director and $794,960 of proceeds from the issuance of convertible notes payable. The net cash provided by financing activities during the six months ended June 30, 2022, was attributable to $1,000,000 of proceeds from the issuance of convertible notes to a related party director and $245,000 of proceeds from the issuance of convertible notes payable, proceeds from the issuance of notes payable of $168,094, partially offset by the repayments of the insurance financing liability in the amount of $27,926 and the repayment of notes payable of $146,912.

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

In connection with the preparation of this Quarterly Report, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Effective May 17, 2023, pursuant to the terms of a note originally issued to a member of our Board of Directors and assigned to a trust, we issued to the trust warrants to purchase 610,414 shares of common stock at an exercise price of $1.25 per share. We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) in connection with this transaction.

In June 2023, we issued an aggregate of 802,880 shares of our common stock as payment-in-kind dividends to holders of our Series A Convertible Preferred Stock and holders of our Series C Convertible Preferred Stock. We relied upon the exemption provided by Section 4(2) of the Securities Act in connection with these transactions.

During the three months ended June 30, 2023, we issued convertible notes in the aggregate principal amount of $175,000 to four accredited investors. The notes mature six months from the date of issuance and accrue interest at a rate of 8% per annum. The notes automatically convert into shares of our Series C Preferred Stock at a conversion price of $7.50 per share on the maturity date. In connection with the issuance of the notes, we issued five year warrants to purchase an aggregate of 140,000 shares of common stock at an exercise price of $1.25 per share. We relied upon the exemption provided by Section 4(2) of the Securities Act in connection with these transactions.

During the three months ended June 30, 2023, we issued convertible notes in the aggregate principal amount of $400,000 to four accredited investors. The notes mature six months from the date of issuance, accrue interest at a rate of 8% per annum and are convertible at any time at the option of the holder into the Company’s common stock at a conversion price of $0.75 per share. In connection with the issuances, the Company issued five-year warrants to purchase an aggregate of 200,000 shares of common stock at an exercise price of $1.25 per share. We relied upon the exemption provided by Section 4(2) of the Securities Act in connection with these transactions.

In June 2023, we issued 176,000 shares of common stock to the holder of a promissory note in the principal amount of $100,000 that matured in May 2018 in exchange for the cancellation of the note. We relied upon the exemption provided by Section 3(a)(9) of the Securities Act in connection with this transaction.

Item 3. Defaults Upon Senior Securities.

As of June 30, 2023 and through the date of this filing, notes payable and convertible notes payable with face values totaling $1,956,093 and $5,196,129, respectively, were past due and are classified as current liabilities on the condensed consolidated balance sheet as of June 30, 2023. Such notes continue to accrue interest and all relevant penalties have been accrued as of June 30, 2023. Of such past due notes payable, a holder of a note with principal amount of $250,000 issued a notice of default. See Item 1 above for additional details. We are in negotiations with all holders to extend the maturity dates of such notes or to convert the principal and accrued interest into equity.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Effective July 26, 2023, we amended the certificates of designation which established our Series A Convertible Preferred Stock and Series C Convertible Preferred Stock to increase the number of shares designated from 1,335,000 to 1,350,000 shares for the Series A Convertible Preferred Stock and from 500,000 to 1,000,000 shares for the Series C Convertible Preferred Stock.

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

CELL SOURCE, INC.

Dated: September 19, 2023	By:	/s/ Itamar Shimrat
	Name:	Itamar Shimrat
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

