Form 10-Q
period 2023-09-30
Cell Source, Inc.
filed 2023-11-09
CIK 1569340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 6, 2023, the registrant had 38,546,231 shares of $0.001 par value common stock outstanding.

CELL SOURCE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CELL SOURCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current Assets:
Cash	$2,582	$222,665
Prepaid expenses	242,375	164,175
Other current assets	3,400	23,005
Total Assets	$248,357	$409,845

Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accounts payable	$1,580,863	$680,325
Accrued expenses	1,126,536	1,485,857
Accrued expenses - related party	130,000	86,500
Accrued interest	962,183	809,426
Accrued interest - related parties	1,443,452	987,310
Accrued compensation	885,665	849,898
Notes payable, net of debt discount of $0 and $12,968 as of September 30, 2023 and December 31, 2022, respectively	681,093	768,126
Notes payable - related parties	150,000	150,000
Convertible notes payable, net of debt discount of $21,954 and $41,650 as of September 30, 2023 and December 31, 2022, respectively	1,328,006	908,311
Convertible notes payable - related parties, net of debt discount of $0 and $147,230 as of September 30, 2023 and December 31, 2022, respectively	7,315,036	6,077,770
Financing liability	130,040	-
Advances payable	135,000	135,000
Advances payable - related party	100,000	100,000
Accrued dividend payable	310,630	5,217
Total Liabilities	16,278,504	13,043,740

Commitments and contingencies (Note 8)

Stockholders’ Deficiency:
Preferred stock, $0.001 par value, 10,000,000 shares authorized
Series A Convertible Preferred Stock, 1,350,000 shares designated, 1,342,195 shares issued and outstanding as of September 30, 2023 and December 31, 2022; liquidation preference of $10,294,818 and $10,066,463 and as of September 30, 2023 and December 31, 2022, respectively	1,342	1,342
Series B Convertible Preferred Stock, 2,000,000 shares designated, 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively; liquidation preference of $0 as of September 30, 2023 and December 31, 2022	-	-
Series C Convertible Preferred Stock, 1,000,000 shares designated, 532,110 and 502,776 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively; liquidation preference of $4,073,102 and $3,776,039 as of September 30, 2023 and December 31, 2022, respectively	532	503
Common stock, $0.001 par value, 200,000,000 shares authorized; 38,495,617 and 36,081,758 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	38,495	36,082
Additional paid-in capital	24,546,969	23,674,354
Accumulated deficit	(40,617,485)	(36,346,176)
Total Stockholders’ Deficiency	(16,030,147)	(12,633,895)
Total Liabilities and Stockholders’ Deficiency	$248,357	$409,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Operating Expenses:
Research and development	$500,005	$468,005	$1,175,093	$1,487,520
Research and development - related party	14,500	14,500	43,500	43,500
General and administrative	480,875	533,538	2,097,801	1,571,572
Total Operating Expenses	995,380	1,016,043	3,316,394	3,102,592
Loss From Operations	(995,380)	(1,016,043)	(3,316,394)	(3,102,592)

Other (Expense) Income:
Interest expense	(62,463)	(41,581)	(138,937)	(153,306)
Interest expense - related parties	(199,628)	(138,373)	(496,206)	(386,775)
Amortization of debt discount	(29,912)	(23,561)	(107,487)	(113,249)
Amortization of debt discount - related party	(50,755)	(32,748)	(254,205)	(74,553)
Gain on extinguishment of note payable	-	-	41,920	-
Total Other Expense	(342,758)	(236,263)	(954,915)	(727,883)
Net Loss	(1,338,138)	(1,252,306)	(4,271,309)	(3,830,475)
Dividend attributable to Series A and Series C preferred stockholders	(309,150)	(299,827)	(907,516)	(869,715)
Net Loss Applicable to Common Stockholders	$(1,647,288)	$(1,552,133)	$(5,178,825)	$(4,700,190)

Net Loss Per Common Share - Basic and Diluted	$(0.04)	$(0.04)	$(0.14)	$(0.14)

Weighted Average Common Shares Outstanding -
Basic and Diluted	38,191,731	35,240,745	37,492,478	34,696,011

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

(Unaudited)

	FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023
	Convertible Preferred		Convertible Preferred						Total
	Stock - Series A		Stock - Series C		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficiency

Balance, January 1, 2023	1,342,195	$1,342	502,776	$503	36,081,758	$36,082	$23,674,354	$(36,346,176)	$(12,633,895)

Conversion of convertible notes payable and accrued interest into Series C Convertible Preferred Stock and common stock	-	-	6,667	7	2,747	3	52,050	-	52,060

Series A and Series C Convertible Preferred Stock dividends:
Accrual of earned dividends	-	-	-	-	-	-	(297,517)	-	(297,517)

Issuance of warrants in connection with issuance of convertible notes payable	-	-	-	-	-	-	21,202	-	21,202

Conversion of Series C Convertible Preferred Stock into common stock	-	-	(10,000)	(10)	100,000	100	(90)	-	-

Stock-based compensation:
Common stock	-	-	-	-	1,000,000	1,000	329,000	-	330,000

Net loss	-	-	-	-	-	-	-	(1,691,567)	(1,691,567)

Balance, March 31, 2023	1,342,195	$1,342	499,443	$500	37,184,505	$37,185	$23,778,999	$(38,037,743)	$(14,219,717)

Series A and Series C Convertible Preferred Stock dividends:
Accrual of earned dividends	-	-	-	-	-	-	(300,849)	-	(300,849)
Payment of dividends in kind	-	-	-	-	802,880	802	601,300	-	602,102

Issuance of common stock in connection with extinguishment of note payable	-	-	-	-	176,000	176	57,904	-	58,080

Issuance of warrants in connection with:
Satisfaction of accrued interest	-	-	-	-	-	-	40,167	-	40,167
Issuance of convertible notes payable	-	-	-	-	-	-	75,462	-	75,462

Stock-based compensation:
Warrants	-	-	-	-	-	-	40,600	-	40,600

Net loss	-	-	-	-	-	-	-	(1,241,604)	(1,241,604)

Balance, June 30, 2023	1,342,195	$1,342	499,443	$500	38,163,385	$38,163	$24,293,583	$(39,279,347)	$(14,945,759)

Conversion of convertible notes payable and accrued interest into Series C Convertible Preferred Stock and common stock	-	-	62,667	62	32,232	32	494,040	-	494,134

Issuance of warrants in connection with issuance of convertible notes payable	-	-	-	-	-	-	45,008	-	45,008

Conversion of Series C Convertible Preferred Stock into common stock	-	-	(30,000)	(30)	300,000	300	(270)	-	-

Series A and Series C Convertible Preferred Stock dividends:
Accrual of earned dividends	-	-	-	-	-	-	(309,150)	-	(309,150)

Stock-based compensation:
Warrants	-	-	-	-	-	-	23,758	-	23,758

Net loss	-	-	-	-	-	-	-	(1,338,138)	(1,338,138)

Balance, September 30, 2023	1,342,195	$1,342	532,110	$532	38,495,617	$38,495	$24,546,969	$(40,617,485)	$(16,030,147)

	FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022
	Convertible Preferred		Convertible Preferred						Total
	Stock - Series A		Stock - Series C		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficiency

Balance, January 1, 2022	1,342,195	$1,342	272,021	$272	34,360,546	$34,361	$21,316,318	$(31,178,428)	$(9,826,135)

Conversion of convertible notes payable and accrued interest into Series C Convertible Preferred Stock and common stock	-	-	183,422	183	76,530	76	1,432,836	-	1,433,095

Series A and C Convertible Preferred Stock dividends:
Accrual of earned dividends	-	-	-	-	-	-	(324,917)	-	(324,917)

Issuance of warrants in connection with issuance of convertible notes payable	-	-	-	-	-	-	8,043	-	8,043

Stock-based compensation:
Warrants	-	-	-	-	-	-	5,372	-	5,372

Net loss	-	-	-	-	-	-	-	(1,292,575)	(1,292,575)

Balance, March 31, 2022	1,342,195	1,342	455,443	455	34,437,076	34,437	22,437,652	(32,471,003)	(9,997,117)

Conversion of convertible notes payable and accrued interest into Series C Convertible Preferred Stock and common stock	-	-	14,666	15	5,964	6	114,452	-	114,473

Series A and C Convertible Preferred Stock dividends:
Accrual of earned dividends	-	-	-	-	-	-	(244,971)	-	(244,971)
Payment of dividends in kind	-	-	-	-	796,629	797	596,634	-	597,431

Issuance of warrants in connection with issuance of convertible notes payable	-	-	-	-	-	-	49,219	-	49,219

Net loss	-	-	-	-	-	-	-	(1,285,594)	(1,285,594)

Balance, June 30, 2022	1,342,195	1,342	470,109	470	35,239,669	35,240	22,952,986	(33,756,597)	(10,766,559)

Conversion of convertible notes payable and accrued interest into Series C Convertible Preferred Stock and common stock	-	-	12,667	13	5,181	5	98,868	-	98,886

Series A and C Convertible Preferred Stock dividends:
Accrual of earned dividends	-	-	-	-	-	-	(299,827)	-	(299,827)

Issuance of warrants in connection with issuance of convertible notes payable	-	-	-	-	-	-	76,509	-	76,509

Warrants issued in satisfaction of accrued interest	-	-	-	-	-	-	114,727	-	114,727

Stock-based compensation:
Options	-	-	-	-	-	-	74,600	-	74,600

Net loss	-	-	-	-	-	-	-	(1,252,306)	(1,252,306)
Balance, September 30, 2022	1,342,195	$1,342	482,776	$483	35,244,850	$35,245	$23,017,863	$(35,008,903)	$(11,953,970)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For Nine Months Ended
	September 30,
	2023	2022

Cash Flows From Operating Activities:
Net loss	$(4,271,309)	$(3,830,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment of note payable	(41,920)	-
Amortization of debt discount	361,692	187,802
Non-cash interest expense - warrants	28,695	96,896
Stock-based compensation:
Options	-	74,600
Warrants	63,709	5,190
Common stock	341,269	-
Changes in operating assets and liabilities:
Prepaid expenses	243,300	(70,568)
Other current assets	19,605	(3,431)
Accounts payable	900,538	451,179
Accrued expenses	53,697	187,597
Accrued expenses - related parties	43,500	-
Accrued interest	165,030	75,892
Accrued interest - related parties	441,446	346,061
Accrued compensation	25,147	63,846
Net Cash Used In Operating Activities	(1,625,601)	(2,415,411)

Cash Flows From Financing Activities:
Proceeds from issuance of convertible notes payable	919,960	395,000
Proceeds from issuance of convertible notes payable - related party	677,018	2,000,000
Proceeds from issuance of notes payable	-	168,094
Repayment of notes payable	-	(146,912)
Repayment of financing liability	(191,460)	(27,926)
Net Cash Provided By Financing Activities	1,405,518	2,388,256

Net Decrease In Cash	(220,083)	(27,155)
Cash - Beginning of Period	222,665	93,095
Cash - End of Period	$2,582	$65,940

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$-	$-
Income taxes	$949	$-

Non-cash investing and financing activities:
Accrual of earned preferred stock dividends	$(907,516)	$(869,715)
Common stock issued in connection with payment of Series A and C Convertible Preferred Stock dividends in-kind	$602,102	$597,431
Financing of Directors and Officer’s insurance	$321,500	$-
Conversion of Series C Convertible Preferred Stock into common stock	$400	$-
Conversion of accrued expenses into note principal	$413,018	$-
Accrual of warrant obligations in connection with issuance of notes payable	$40,167	$232,697
Warrants issued in satisfaction of accrued warrant obligation	$(40,167)	$-
Issuance of warrants in connection with the issuance of notes payable	$141,672	$133,771
Issuance of warrants in satisfaction of accrued interest	$-	$114,727
Conversion of convertible notes payable and accrued interest into Series C Preferred Stock and common stock	$546,194	$1,646,454
Extinguishment of note payable into common stock	$58,080	$-

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial position of the Company as of September 30, 2023 and the condensed consolidated results of its operations and cash flows for the three and nine months ended September 30, 2023 and 2022. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the operating results for the full year ending December 31, 2023 or any other period. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2022 and for the year then ended which were included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on August 8, 2023.

Risks and Uncertainties

On October 7, 2023, a conflict arose between Israel and Hamas militants on Israel’s southern border from the Gaza Strip. The intensity and duration of Israel’s current war against Hamas is difficult to predict, and as are such war’s economic implications on the Company’s business and operations. To the extent that any of these negative developments do occur, they may have an adverse effect on the Company’s business, results of operations and its ability to raise additional funds. As of September 30, 2023, the Company considered the impact of the war on its business and operational assumptions and estimates and determined there were no material adverse impacts on the Company’s condensed consolidated results of operations and financial position as of September 30, 2023.

Note 2 - Going Concern and Management Plans

During the nine months ended September 30, 2023, the Company had not generated any revenues, had a net loss of approximately $4,271,000 and had used cash in operations of approximately $1,626,000. As of September 30, 2023, the Company had a working capital deficiency of approximately $16,030,000 and an accumulated deficit of approximately $40,617,000. As of September 30, 2023 and through the date of this filing, notes payable with principal amounts totaling approximately $5,246,000 and $1,726,000, respectively, were past due and are classified as current liabilities on the condensed consolidated balance sheet as of September 30, 2023. The Company will continue to incur net operating losses to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date these financial statements are issued. Subsequent to September 30, 2023 and as more fully described in Note 9, Subsequent Events, the Company received aggregate proceeds of $450,000 from equity financings.

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

CELL SOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 - Summary of Significant Accounting Policies

Stock-Based Compensation

Because the Company’s common stock historically was not actively traded on a public market, the fair value of the Company’s restricted equity instruments is estimated by management based on observations of the sales prices of both restricted and freely tradable common stock, or instruments convertible into common stock. The Company obtained a third-party valuation of its common stock as of July 1, 2023 and December 31, 2022. The third-party valuation was performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The estimates used by management are considered highly complex and subjective. The Company anticipates that once its shares become more actively traded, the use of such estimates will no longer be necessary to determine the fair value of its common stock.

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

Under the OPM, it was determined the Company’s common stock had a fair value of $0.34 and $0.33 as of July 1, 2023 and December 31, 2022, respectively, which included a discount for lack of marketability of 25%. Furthermore, the independent appraisal determined the Company’s expected volatility was 80% as of July 1, 2023 and December 31, 2022 by evaluating historical and implied volatilities of guideline companies.

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

The common stock equivalents associated with the following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	September 30,
	2023	2022

Options	6,932,004	6,932,004
Warrants	13,541,107	13,204,079
Convertible notes [1] [2]	13,493,270	1,529,683
Convertible preferred stock	18,743,053	18,249,713
Total	52,709,434	39,915,479

[1]	Convertible notes are assumed to be converted at the rate of $0.75 per common share, which is the conversion price as of September 30, 2023 and 2022. However, such conversion rates are subject to adjustment under certain circumstances such as stock splits and stock dividends, which may result in the issuance of common shares greater than the amount indicated.

[2]	As of September 30, 2022, excludes shares of common stock underlying convertible notes that are expected to become convertible into shares of Series B Convertible Preferred Stock since such stock had not been designated by the Company as of September 30, 2022.

CELL SOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 - Fair Value

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all Level 3 liabilities measured at fair value on a recurring basis using unobservable inputs during the three and nine months ended September 30, 2023 and 2022:

	Accrued	Accrued
	Interest	Compensation	Total

Balance - January 1, 2023	$504,700	$59,220	$563,920

Accrual of warrant obligation	40,167	-	40,167
Change in fair value	(46,131)	(1,095)	(47,226)

Balance - March 31, 2023	498,736	58,125	556,861
Accrual of common stock obligation	-	9,438	9,438
Satisfaction of warrant obligation	(40,167)	-	(40,167)
Change in fair value	27,272	73	27,345

Balance - June 30, 2023	485,841	67,636	553,477
Change in fair value	47,554	2,204	49,758
Balance - September 30, 2023	$533,395	$69,840	$603,235

	Accrued	Accrued
	Interest	Compensation	Total

Balance - January 1, 2022	$402,344	$61,306	$463,650

Change in fair value	33,609	(412)	33,197
Accrual of warrant obligation	114,727	-	114,727

Balance - March 31, 2022	550,680	60,894	611,574

Change in fair value	29,658	74	29,732

Balance - June 30, 2022	580,338	60,968	641,306
Change in fair value	33,630	156	33,786
Accrual of warrant obligation	58,985	-	58,985
Satisfaction of warrant obligation	(114,727)	-	(114,727)
Balance - September 30, 2022	$558,226	$61,124	$619,350

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

In applying the Black-Scholes option pricing model utilized in the valuation of Level 3 liabilities, the Company used the following approximate assumptions:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Risk-free interest rate	4.60% - 4.70%	4.06% - 4.15%	3.60% - 4.70%	2.42% - 4.15%
Expected term (years)	4.00 - 5.00	4.00 - 5.00	4.00-5.00	4.00 - 5.00
Expected volatility	80%	90%	80%	90%
Expected dividends	0.00%	0.00%	0.00%	0.00%

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

As of September 30, 2023 and December 31, 2022, the Company had an obligation to issue 183,095 and 154,495 shares of common stock to service providers that had a fair value of $62,252 and $50,983, respectively, which was a component of accrued compensation on the condensed consolidated balance sheets. The fair value of the common stock underlying this obligation has a per share value of $0.34 as of September 30, 2023 and $0.33 as of December 31, 2022.

See Note 6, Stockholders’ Deficiency – Common Stock and Stock Warrants for additional details associated with the issuance of common stock and warrants.

CELL SOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 – Notes Payable

As of September 30, 2023 and through the date of this filing, notes and convertible notes payable with principal amounts totaling $5,246,129 and $1,726,093, respectively, were past due and are classified as current liabilities on the condensed consolidated balance sheet as of September 30, 2023. Such notes continue to accrue interest and all relevant penalties have been accrued as of September 30, 2023. Of such past due notes payable, a holder of a note with principal amount of $250,000 issued a notice of default. See Note 8, Commitments and Contingencies – Litigation for additional details. The Company is in negotiations with certain holders of notes payable to extend the maturity dates of such notes or to convert the principal and accrued interest into equity. As of September 30, 2023, the Company had an accrued interest balance of $599,427 related to notes past due.

During the three months ended September 30, 2023 and 2022, the Company recorded interest expense of $262,091 and $179,954, respectively, and amortization of debt discount of $80,667 and $56,309, respectively. During the nine months ended September 30, 2023 and 2022, the Company recorded interest expense of $635,143 and $540,081, respectively, and amortization of debt discount of $361,692 and $187,802, respectively. As of September 30, 2023 and December 31, 2022, the Company had $2,405,635 and $1,796,736, respectively, of accrued interest (including interest in the form of warrants (see Note 4, Fair Value) and penalties related to notes payable, which is included with accrued interest and accrued interest – related parties on the condensed consolidated balance sheets.

Notes Payable

On June 12, 2023, the Company issued 176,000 shares of common stock to the holder of a promissory note issued by the Company in the principal amount of $100,000 that matured in May 2018 in exchange for the cancellation of the note. The exchange was accounted for as debt extinguishment and the Company recorded a gain on extinguishment of $41,920 which is included in other income on the condensed consolidated statements of operations. See Note 6, Stockholders’ Deficiency – Common Stock for additional details.

Convertible Notes Payable

During the nine months ended September 30, 2023, the Company issued convertible notes payable in the aggregate principal amount of $494,960 with maturity dates ranging from July 3, 2023 to February 17, 2024. The notes accrue interest at 8% per annum and are convertible at any time at the option of the holder into the Company’s Series C Convertible Preferred Stock at a conversion price of $7.50 per share. The notes automatically convert into Series C Convertible Preferred Stock on the maturity date. In connection with the issuances, the Company issued five-year immediately vested warrants to purchase 396,000 shares of common stock at an exercise price of $1.25 per share. The warrants had an issuance date relative fair value of $48,164 and was recorded as a discount to the face value of the notes, which will be amortized over the term of the notes.

During the nine months ended September 30, 2023, the Company issued convertible notes payable in the aggregate principal amount of $425,000 with maturity dates ranging from November 8, 2023 to July 28, 2024. The notes accrue 8% interest per annum and are convertible at any time at the option of the holder into the Company’s common stock at a conversion price of $0.75 per share. In connection with the issuances, the Company issued five-year immediately vested warrants to purchase an aggregate of 212,500 shares of common stock at an exercise price of $1.25 per share. The warrants had an issuance date relative fair value of $26,700 and was recorded as a discount to the face value of the notes, which will be amortized over the term of the notes. These notes are guaranteed by a director of the Company.

During the nine months ended September 30, 2023, $519,960 of principal outstanding under convertible notes automatically converted into 69,334 shares of Series C Convertible Preferred Stock and the Company elected to convert $26,234 of interest accrued under such notes into an aggregate of 34,979 shares of common stock. The note principal had a conversion price of $7.50 per share and the common stock was valued at $0.75 per share for purposes of the interest payment.

Convertible Notes Payable - Related Parties

The Company and George Verstraete, a director of the Company, entered into a promissory note agreement dated March 10, 2022 (the “Verstraete Note”), whereby Mr. Verstraete, at his discretion, can loan up to $6,000,000 to the Company. Mr. Verstraete has agreed to loan an aggregate of $2,500,000 to the Company under the note. The note bears interest at a rate of 10% per annum and, prior to its amendment in November 2023, provided that it would mature twelve months from the date of issuance. Mr. Verstraete has the right, at his option, to convert the note into shares of the Company’s Series B Convertible Preferred Stock at a conversion price of $7.50 per share at any time after the Company first issues any shares of the Series B Convertible Preferred Stock. Interest accruing under the note will be payable upon the maturity of the note and may be paid at the Company’s option in either cash or shares of the Company’s common stock (calculated based upon $0.75 per share for purposes of calculating the number of shares of common stock to be issued). For each $500,000 advanced under the Verstraete Note, Mr. Verstraete will be issued a warrant to purchase 400,000 shares of the Company’s common stock at an exercise price of $1.25 per share. Each warrant will have a five-year term.

In February 2023, $413,018 of payments made by Mr. Verstraete to third parties on behalf of the Company in June 2022 were characterized as convertible notes payable – related parties under the Verstraete Note. The Company received additional advances of $250,000, $100,000, $150,000, $72,018 and $105,000 in April 2023, May 2023, July 2023, August 2023 and September 2023, respectively, and, as a result, increased the outstanding principal balance of the Verstraete Note to $3,590,036 as of September 30, 2023. In connection with the advances, the Company issued five-year immediately vested warrants to purchase an aggregate of 872,029 shares of common stock at an exercise price of $1.25 per share. The warrants had an issuance date relative fair value of $106,973 which was recorded as a discount to the face value of the note and has been amortized over the term of the note.

Mr. Verstraete has assigned the Verstraete Note to a trust for which Darlene Soave, a director of the Company, serves as trustee. On March 10, 2023, the Company and the trust agreed to extend the maturity date of the Verstraete Note to September 10, 2023. See Note 9, Subsequent Events - Convertible Notes Payable - Related Parties for details of an additional extension of the maturity date of the Verstraete Note.

On April 28, 2023, the Company and Ms. Soave agreed to extend the maturity date of the convertible promissory note dated October 28, 2019 issued to Ms. Soave (“Soave Note”) from April 28, 2023 to October 28, 2023. Under the terms of the Soave Note, Ms. Soave, at her discretion, can loan up to $6,000,000 to the Company. As of September 30, 2023, $3,500,000 was outstanding under the Soave Note. See Note 9, Subsequent Events - Convertible Notes Payable - Related Parties for details of an additional extension of the maturity date of the Soave Note.

CELL SOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 – Stockholders’ Deficiency

Authorized Capital

Effective July 26, 2023, the Company amended the certificates of designation which established the Series A Convertible Preferred Stock and Series C Convertible Preferred Stock to increase the number of shares designated from 1,335,000 to 1,350,000 shares for the Series A Convertible Preferred Stock and from 500,000 to 1,000,000 shares for the Series C Convertible Preferred Stock.

As of September 30, 2023, the Company was authorized to issue 200,000,000 shares of common stock, par value of $0.001 per share, and 10,000,000 shares of preferred stock, par value of $0.001 per share. The holders of the Company’s common stock are entitled to one vote per share. The preferred stock was designated as follows: 1,350,000 shares of Series A Convertible Preferred Stock and 1,000,000 shares of Series C Convertible Preferred Stock.

Series B Convertible Preferred Stock

On September 21, 2023, the Company’s Board of Directors approved the designation of 2,000,000 shares of the 10,000,000 authorized shares of preferred stock as Series B Convertible Preferred Stock, par value $0.001 per share. See Note 9, Subsequent Events for details of the Company’s filing of the Certificate of Designation of its Series B Convertible Preferred Stock subsequent to September 30, 2023.

Preferred Stock Dividends

During the three months ended September 30, 2023 and 2022, the Company accrued additional preferred dividends of $309,150 and $299,827, respectively. During the nine months ended September 30, 2023 and 2022, the Company accrued additional preferred dividends of $907,516 and $869,715, respectively. As of September 30, 2023 and December 31, 2022, the Company accrued preferred stock dividends of $310,630 and $5,217, respectively.

During the nine months ended September 30, 2023, the Company issued 802,880 shares of common stock at the stated value of $0.75 per share for aggregate value of $602,102, pursuant to the terms of the Series A and C Convertible Preferred Stock Certificate of Designation, in connection with the partial payment of accrued dividends for Series A and Series C Convertible Preferred Stock.

Series C Convertible Preferred Stock

See Note 5, Notes Payable – Convertible Notes Payable for details associated with conversions of notes payable into 69,334 shares of Series C Convertible Preferred Stock.

Common Stock

See Note 5, Notes Payable – Convertible Notes Payable for details associated with conversions of accrued interest into 34,979 shares of common stock.

During the nine months ended September 30, 2023, certain investors converted an aggregate of 40,000 shares of Series C Convertible Preferred Stock into an aggregate of 400,000 shares of the Company’s common stock.

During the nine months ended September 30, 2023, the Company issued 1,000,000 immediately-vested shares of the Company’s common stock to a consultant with a grant date fair value of $330,000 which was immediately recognized in the condensed consolidated statement of operations.

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

On August 9, 2023, the Company issued immediately vested four-year warrants to a former director of the Company to purchase an aggregate amount of 160,000 shares of the Company’s common stock at an exercise price of $0.75 per share. The warrants had an issuance date fair value of $23,758, which was recognized immediately.

See Note 5, Notes Payable for additional details associated with the issuance of stock warrants.

CELL SOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock-Based Compensation

During the three months ended September 30, 2023, the Company recognized stock-based compensation expense of $25,962, consisting of $24,130 of expense related to warrants (of which, $23,758 was included within stockholder’s deficiency and $372 was included within accrued compensation), and $1,832 of expense related to common stock issued or to be issued for consulting services (which has been included within accrued compensation) which was included within general and administrative expenses. During the three months ended September 30, 2022, the Company recognized stock-based compensation expense of $74,756 (of which, $74,600 has been included within stockholders’ deficiency and $156 has been included within accrued compensation) which was included within general and administrative expenses.

During the nine months ended September 30, 2023, the Company recognized stock-based compensation expense of $404,978 (consisting of $63,709 of expense related to warrants (of which, $64,358 was included within stockholder’s deficiency and $(649) was included within accrued compensation and $341,269 of expense related to common stock issued or to be issued for consulting services described above (of which, $330,000 has been included within stockholder’s deficiency and $11,269 has been included within accrued compensation) which was included within general and administrative expenses. During the nine months ended September 30, 2022, the Company recognized stock-based compensation expense of $79,790 (of which, $79,972 has been included within stockholders’ deficiency and $(182) has been included within accrued compensation) which was included within general and administrative expenses.

There was no unrecognized stock-based compensation expense as of September 30, 2023.

Note 7 – Related Party Transactions

As of September 30, 2023 and December 31, 2022, the Company was required to issue warrants to purchase an aggregate of 1,881,500 and 1,656,500, respectively, shares of common stock at an exercise price of $0.75 per share to a director and former director of the Company in connection with loans made to the Company in the aggregate amount of $459,000 which required certain penalties in the form of warrants. As a result, the Company had accrued $322,813 and $308,117 associated with the fair value of the obligations as of September 30, 2023 and December 31, 2022, respectively, which amount is included in accrued interest – related parties on the condensed consolidated balance sheets. The obligations to issue warrants are subject to changes in fair value at each reporting period. See Note 4, Fair Value for additional details.

See Note 5, Notes Payable – Convertible Notes Payable – Related Parties for details of the issuance of a convertible note to a director of the Company.

See Note 5 – Stockholders’ Deficiency – Stock Warrants for additional details related to a grant to a former director of the Company.

Note 8 – Commitments and Contingencies

Yeda Research and License Agreement

During the three months ended September 30, 2023 and 2022, the Company recorded research and development expenses of $14,500, related to its Research and License Agreement with Yeda (the “Agreement”). During the nine months ended September 30, 2023 and 2022, the Company recorded research and development expenses of $43,500, related to the Agreement with Yeda. As of September 30, 2023 and December 31, 2022, the Company had $58,000 and $14,500, respectively, of accrued research and development expenses pursuant to the Agreement with Yeda.

MD Anderson Sponsored Research Agreements

The Company recognized $429,505 of research and development expenses during the three months ended September 30, 2023 and 2022, and $1,082,193 and $1,394,020 of research and development expenses during the nine months ended September 30, 2023 and 2022, respectively, associated with services provided by The University of Texas M.D. Anderson Cancer Center (“MD Anderson”) under the two agreements with MD Anderson dated November 2018 and February 2019, respectively. As of September 30, 2023 and December 31, 2022, the Company had no accrued research and development expenses pursuant to the agreements with MD Anderson.

Litigation

In January 2019, the holder of a promissory note in the principal amount of $250,000 due on March 16, 2016 instituted a collection action in the Supreme Court of the State of New York, County of New York. On June 12, 2019, the plaintiff served a motion for summary judgment through the Secretary of State which was heard on July 12, 2019 and granted. The Company contended that it was not given sufficient notice under the applicable statute and did not have an opportunity to oppose the motion. Judgment was entered in October 2019 in the amount of $267,680. The Company brought a motion to vacate based on the jurisdictional defect of the motion in not providing the required amount of time, but that motion was denied in February 2021 without properly addressing the jurisdictional issues raised by the Company. The Company appealed the denial and then filed a motion to Renew and Reargue the motion to vacate based on the Court’s failure to address critical issues. That motion was also denied on April 15, 2021 without addressing the Company’s arguments. The Company appealed the second denial as well and pursued both appeals in a consolidated manner so as to resolve all issues together. Each of the appeals was denied and there is no further opportunity to appeal. While the Company’s motions were pending, the plaintiff commenced steps to collect judgment. During the year ended December 31, 2021, $103,088 of a $250,000 deposit made with the court by a third party on behalf of the Company was released to an officer of the court and has been accounted for as partial note repayment, with an additional $146,912 due under the note repaid by a release of the remaining deposit to an officer of the court during the year ended December 31, 2022, which was also accounted for as a note repayment. In August 2023, a supplemental judgment of $38,838 was entered against the Company. Inasmuch, as there are no further opportunities to appeal, the Company is arranging to pay the remaining amount due, which, as of the date of this Report, is estimated to be approximately $106,000, which was recorded as a liability as of September 30, 2023.

CELL SOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In August 2022, a holder of 360,000 shares of the Company’s common stock filed a complaint against the Company, its President and legal counsel in the United States District Court, Southern District of New York, claiming unspecified damages for an alleged wrongful refusal to authorize the Company’s transfer agent to remove restrictive legends from the shares held by the shareholder. The Company has filed a motion to dismiss the complaint which is pending. The complaints against the Company’s legal counsel and President were dismissed by the Court. In October 2023, the Company reached an agreement in principle with the plaintiff to settle the matter. The settlement is subject to the execution of a formal settlement agreement.

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

Common Stock

Subsequent to September 30, 2023, a certain investor converted 4,000 shares of Series C Convertible Preferred Stock into 40,000 shares of the Company’s common stock.

Series B Convertible Preferred Stock

On October 30, 2023, the Company filed the Certificate of Designation with the Office of the Secretary of State for the State of Nevada, which established the Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock has a stated value of $7.50 per share. The Series B Convertible Preferred Stock contains the following terms:

Conversion. Each share of Series B Convertible Preferred Stock is convertible into shares of common stock (subject to adjustment as provided in the related certificate of designation of preferences, rights and limitations) at the option of the holder at any time. The number of shares of common stock which are issuable upon conversion of the Series B Convertible Preferred Stock shall be equal to the number of shares of Series B Convertible Preferred Stock to be converted, multiplied by the stated value of $7.50 per share, divided by the conversion price in effect at the time of conversion, initially at $0.75 per share.

Mandatory Conversion. On the earlier of (i) October 30, 2027 or (ii) any of the Company’s treatment candidates receiving approval from the U.S. or European agencies, all of the outstanding shares of Series B Convertible Preferred Stock will automatically convert to common stock.

Liquidation Preference. In the event of the liquidation, dissolution or winding-up of the Company, the Series B Convertible Preferred Stock will rank senior to common stock and any other class of capital stock which does not expressly rank senior to or parri passu with the Series B Preferred Stock and will rank parri passu with the Series A and Series C Convertible Preferred Stock.

Voting Rights. The holders of Series B Convertible Preferred Stock have the right to vote on any matter submitted to a vote of holders of common stock, voting together with the common stock as one class, on an as-converted basis.

Dividends. Holders of shares of Series B Convertible Preferred Stock will be entitled to receive cumulative dividends at an annual rate of 10% of the stated value. Dividends are payable semi-annually on June 30 and December 31, commencing on December 31, 2023, either by (i) issuance of shares of common stock at the rate of $0.75 per share of common stock or (ii) in cash, at the Company’s option.

Beginning in October 2023, the Company entered into subscription agreements with certain accredited investors in a private placement offering. Each unit, which is sold at a price of $7.50 per unit, consists of one (1) share of Series B Convertible Preferred Stock and a five-year warrant to purchase a certain number of shares of common stock at an exercise price of $0.75 per share. For every $100,000 of units acquired, the investor will receive warrants to purchase an aggregate of 150,000 shares of common stock.

From October 2023 through the date of filing, the Company sold 60,000 units for gross proceeds of $450,000 and issued warrants to purchase 675,000 shares of the Company’s common stock.

Convertible Notes Payable - Related Parties

On November 8, 2023, the Company and the trust which holds the Soave Note entered into an amendment to the Soave Note whereby the parties agreed to extend the maturity date from October 28, 2023 to April 28, 2024.

On November 8, 2023, the Company and the trust which holds the Verstraete Note entered into an agreement to the Verstraete Note whereby the parties agreed to extend the maturity date from September 10, 2023 to March 10, 2024.

Conversion of Convertible Notes Payable

Subsequent to September 30, 2023, certain investors converted convertible notes payable with aggregate principal amount of $180,000 and aggregate accrued interest of $7,961 into an aggregate of 24,000 shares of Series C Convertible Preferred Stock and 10,614 shares of common stock.

MD Anderson Sponsored Research Agreements

On November 6, 2023, the Company and MD Anderson agreed to extend the Sponsored Research Agreement by one year to November 27, 2024. Under the amendment, the research budget for the additional year is approximately $1,296,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the condensed consolidated results of operations and financial condition of Cell Source, Inc. (“CSI”, “Cell Source”, the “Company”, “us,” “we,” “our,”) as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission (“SEC”) on August 8, 2023.

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

Recent Developments

Preclinical Results and Clinical Results

Following on a successful, intensive collaboration with Professor Zelig Eshhar, the inventor of CAR-T cell therapy, data confirmed that Veto Cells can markedly extend persistence of genetically modified T cells from the same donor and that genetically modified Veto Cells can effectively inhibit tumors expressing an antigen recognized by the transgenic T cell receptor. Furthermore, human Veto Cells transfected with CAR exhibit anti-tumor activity in-vitro without losing their veto activity. These preclinical results form the basis of our current development of a clinical protocol for allogeneic VETO CAR-T HSCT combined therapy for blood cancer treatment. Cell Source plans to submit this protocol for approval in 2023. The Phase 1/2 clinical trial at the University of Texas MD Anderson Cancer Center, using Cell Source’s Anti-viral Veto Cells, has successfully treated 12 patients each receiving a haploidentical HSCT under reduced intensity conditioning with Veto Cells. The primary endpoints of the trial are to achieve engraftment of the T-cell depleted transplant, under a mild immune suppression regimen, without the incidence of severe GvHD by using Veto cells. Having attained these endpoints thus far, we have structured the balance of the trial to both determine maximum Veto cell dose tolerance and also to ensure that we can avoid certain antibody-related issues that appeared with some of the initial patients treated. If it continues to succeed in human clinical trials, we believe that this novel treatment may have a meaningful and potentially broad impact on the field of stem cell transplantation:

1)	Significantly improve outcomes of transplantations by reducing the host (transplant recipient) rejection rate of T-cell depleted stem cells (e.g. from bone marrow) – thus supporting successful engraftment of the transplanted cells, which is the treatment for the blood cancer itself. In order to improve the safety of this cancer treatment, Veto Cell technology has shown in both preclinical studies and initial clinical data that it can markedly reduce both the risk of GvHD and the need for using aggressive amounts of immunosuppression treatments. We have shown in preclinical studies, and are seeing in the clinic, the reduction of viral infections that typically threaten patients post transplantation. This safer means of delivering stem cell transplants would significantly reduce the HSCT mortality rate and therefore lead to broader use of this treatment. Furthermore, by adding CAR-T to the HSCT protocol, which we have already done successfully in preclinical studies, we can bridge between the initial transplantation and the conclusion of immune reconstitution, thus providing both short-term and ongoing protection against remission. This has the potential to significantly improve efficacy beyond that of the current outcomes of either CAR-T or HSCT on their own.

2)	Substantively increase the number of transplantations by enabling successful engraftment under lower levels of immune suppression and therefore making the therapy accessible to older and sicker patients (who today may not survive ablation).

3)	Further increase the number of transplantations by making transplantation appropriate for other indications (for which today transplantation would be considered an inappropriately risky treatment). See, e.g. BMT 2021 Correction of Sickle Cell Disease by Allogeneic Hematopoietic Cell Transplantations with Anti-3rd Party Veto Cells, Bone Marrow Transplantation, March 3, 2021.

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

Private Placement of Series B Convertible Preferred Stock

Beginning in October 2023, the Company entered into subscription agreements with certain accredited investors in a private placement offering. Each unit, which is sold at a price of $7.50 per unit, consists of one (1) share of Series B Convertible Preferred Stock and a five-year warrant to purchase a certain number of shares of common stock at an exercise price of $0.75 per share. For every $100,000 of units acquired, the investor will receive warrants to purchase an aggregate of 150,000 shares of common stock.

From October 2023 through the date of filing, the Company sold 60,000 units for gross proceeds of $450,000 and issued warrants to purchase 675,000 shares of the Company’s common stock.

Condensed Consolidated Results of Operations

Three Months Ended September 30, 2023 Compared with the Three Months Ended September 30, 2022

Research and Development

Research and development expense was $514,505 and $482,505 for the three months ended September 30, 2023 and 2022, respectively, an increase of $32,000, or 7%. This increase is primarily attributable to increased research and development activities performed by consultants during the 2023 period.

General and Administrative

General and administrative expense, which is associated with external consulting and professional fees, payroll and stock-based compensation expenses, was $480,875 and $533,538 for the three months ended September 30, 2023 and 2022, respectively, a decrease of $52,663, or 10%. The decrease was primarily attributable to a decrease in stock-based compensation of $49,000, a decrease in legal expenses of $25,000, partially offset by an increase in accounting and audit expenses of $67,000 and an increase in consulting expenses of $50,000.

Interest Expense

Interest expense for the three months ended September 30, 2023 and 2022 was $262,091 and $179,954, respectively, an increase of $82,137, or 46%. This increase is primarily associated with increased convertible notes and the fair value of warrants issued in connection with convertible notes payable during the 2023 period.

Amortization of Debt Discount

Amortization of debt discount was $80,667 and $56,309 for the three months ended September 30, 2023 and 2022, respectively, an increase of $24,358, or 43%. This increase is primarily associated with an increased convertible notes and the fair value of warrants issued in connection with convertible notes payable during the 2023 period.

Nine Months Ended September 30, 2023 Compared with the Nine Months Ended September 30, 2022

Research and Development

Research and development expense was $1,218,593 and $1,531,020 for the nine months ended September 30, 2023 and 2022, respectively, a decrease of $312,427, or 20%. This decrease is mainly attributable to the achievement of $317,000 of patient enrollment milestones achieved in 2022 under the sponsored research agreement with MD Andersen whereas one $106,000 milestone was achieved in the 2023 period, furthermore there were additional research and development activities performed during the 2022 period.

General and Administrative

General and administrative expense, which is associated with external consulting and professional fees, payroll and stock-based compensation expenses, was $2,097,801 and $1,571,572 for the nine months ended September 30, 2023 and 2022, respectively, an increase of $526,229, or 33%. The increase was primarily attributable to an increase in stock-based compensation of $325,000 during the 2023 period, an increase in consulting expenses of $219,000, and an increase of $13,000 in legal expenses, and a $43,000 reduction in other miscellaneous expenses.

Interest Expense

Interest expense for the nine months ended September 30, 2023 and 2022 was $635,143 and $540,081, respectively, an increase of $95,062, or 18%. This increase is primarily associated with increased convertible notes and the fair value of warrants issued in connection with convertible notes payable during the 2023 period.

Amortization of Debt Discount

Amortization of debt discount was $361,692 and $187,802 for the nine months ended September 30, 2023 and 2022, respectively, an increase of $173,890, or 93%. The increase is primarily associated with the increased levels of warrants issued as debt discounts in connection with convertible notes payable in the 2023 period.

Gain on Extinguishment of Note Payable

Gain on extinguishment of note payable was $41,920 and $0 for the nine months ended September 30, 2023 and 2022, respectively. The gain on extinguishment of note payable is attributable to the exchange of a promissory note in the principal amount of $100,000 for 176,000 shares of common stock.

Liquidity and Going Concern

We measure our liquidity in a number of ways, including the following:

	September 30, 2023	December 31, 2022

Cash	$2,582	$222,665
Working capital deficiency	$(16,030,147)	$(12,633,895)

During the nine months ended September 30, 2023, we had not generated any revenues, had a net loss of approximately $4,271,000 and had used cash in operations of approximately $1,626,000. As of September 30, 2023, we had a working capital deficiency of $16,030,000 and an accumulated deficit of approximately $40,617,000. As of September 30, 2023 and through the date of this filing, notes payable with principal amounts totaling $5,246,129 and $1,726,093, respectively, were past due and are classified as current liabilities on the condensed consolidated balance sheet as of September 30, 2023. We will continue to incur net operating losses to fund operations. These conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date these financial statements are issued. Subsequent to September 30, 2023 and as more fully described in Note 9, Subsequent Events, the Company received aggregate proceeds of $450,000 from equity financings.

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

During the nine months ended September 30, 2023 and 2022, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the nine months ended September 30, 2023 and 2022 in the amounts of approximately $1,626,000 and $2,415,000, respectively. The net cash used in operating activities for the nine months ended September 30, 2023 was primarily due to cash used to fund a net loss of approximately $4,271,000, adjusted for non-cash expenses in the aggregate amount of approximately $753,000, partially offset by $1,892,000 of net cash provided by changes in the levels of operating assets and liabilities. The net cash used in operating activities for the nine months ended September 30, 2022, was primarily due to cash used to fund a net loss of approximately $3,830,000 adjusted for non-cash expenses in the aggregate amount of approximately $364,000, partially offset by $1,051,000 of net cash provided by changes in the levels of operating assets and liabilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023 and 2022 was approximately $1,406,000 and $2,388,000, respectively. The net cash provided by financing activities during the nine months ended September 30, 2023 was attributable to $677,000 of proceeds from the issuance of convertible notes to a related party director and $920,000 of proceeds from the issuance of convertible notes payable, partially offset by $191,000 of repayments towards the financing of the Company’s Director’s and Officer’s Insurance. The net cash provided by financing activities during the nine months ended September 30, 2022, was attributable to $2,000,000 of proceeds from the issuance of convertible notes to a related party director and $395,000 of proceeds from the issuance of convertible notes payable, proceeds from the issuance of notes payable of $168,000 partially offset by the repayments of the insurance financing liability in the amount of $28,000 and the repayment of notes payable of $147,000.

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

Because the Company’s common stock historically was not actively traded on a public market, the fair value of the Company’s restricted equity instruments is estimated by management based on observations of the sales prices of both restricted and freely tradable common stock, or instruments convertible into common stock. The Company obtained a third-party valuation of its common stock as of July 1, 2023 and December 31, 2022, which was considered in management’s estimation of fair value during the three and nine months ended September 30, 2023 and year ended December 31, 2022. The third-party valuation was performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The estimates used by management are considered highly complex and subjective. The Company anticipates that once its shares become more actively traded, the use of such estimates will no longer be necessary to determine the fair value of its common stock.

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

Under the OPM, it was determined the Company’s common stock had a fair value of $0.34 and $0.33 per share as of July 1, 2023 and December 31, 2022, respectively, which included a discount for lack of marketability of 25%. Furthermore, the independent appraisal determined the Company’s expected volatility was 80% as of July 1, 2023 and December 31, 2022 by evaluating historical and implied volatilities of guideline companies.

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

In connection with the preparation of this Quarterly Report, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

In January 2019, the holder of a promissory note in the principal amount of $250,000 due on March 16, 2016 instituted a collection action in the Supreme Court of the State of New York, County of New York. On June 12, 2019, the plaintiff served a motion for summary judgment through the Secretary of State which was heard on July 12, 2019 and granted. The Company contended that it was not given sufficient notice under the applicable statute and did not have an opportunity to oppose the motion. Judgment was entered in October 2019 in the amount of $267,680. The Company brought a motion to vacate based on the jurisdictional defect of the motion in not providing the required amount of time, but that motion was denied in February 2021 without properly addressing the jurisdictional issues raised by the Company. The Company appealed the denial and then filed a motion to Renew and Reargue the motion to vacate based on the Court’s failure to address critical issues. That motion was also denied on April 15, 2021 without addressing the Company’s arguments. The Company appealed the second denial as well and pursued both appeals in a consolidated manner so as to resolve all issues together. Each of the appeals was denied and there is no further opportunity to appeal. While the Company’s motions were pending, the plaintiff commenced steps to collect judgment. During the year ended December 31, 2021, $103,088 of a $250,000 deposit made with the court by a third party on behalf of the Company was released to an officer of the court and has been accounted for as partial note repayment, with an additional $146,912 due under the note repaid by a release of the remaining deposit to an officer of the court during the year ended December 31, 2022, which was also accounted for as a note repayment. In August 2023, a supplemental judgment of $38,838 was entered against the Company. Inasmuch, as there are no further opportunities to appeal, the Company is arranging to pay the remaining amount due, which, as of the date of this Report, is estimated to be approximately $106,000, which was recorded as a liability as of September 30, 2023.

In August 2022, a holder of 360,000 shares of the Company’s common stock filed a complaint against the Company, its President and legal counsel in the United States District Court, Southern District of New York, claiming unspecified damages for an alleged wrongful refusal to authorize the Company’s transfer agent to remove restrictive legends from the shares held by the shareholder. The Company has filed a motion to dismiss the complaint which is pending. The complaints against the Company’s legal counsel and President were dismissed by the Court. In October 2023, the Company reached an agreement in principle with the plaintiff to settle this matter. The settlement is subject to the execution of a formal settlement agreement.

Item 1A. Risk Factors.

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on August 8, 2023 except as described below.

On October 7, 2023, a conflict arose between Israel and Hamas militants on Israel’s southern border from the Gaza Strip. The intensity and duration of Israel’s current war against Hamas is difficult to predict, and as are such war’s economic implications on the Company’s business and operations. To the extent that any of these negative developments do occur, they may have an adverse effect on the Company’s business, results of operations and its ability to raise additional funds. As of September 30, 2023, the Company considered the impact of the war on its business and operational assumptions and estimates and determined there were no material adverse impacts on the Company’s condensed consolidated results of operations and financial position as of September 30, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

During the three months ended September 30, 2023, we issued a convertible note in the principal amount of $100,000 to an accredited investor. The note matures six months from the date of issuance, accrues interest at a rate of 8% per annum and is convertible at any time at the option of the holder into the Company’s Series C Preferred Stock at a conversion price of $7.50 per share. The note automatically converts into Series C Preferred Stock on the maturity date. In connection with the issuance, we issued a five-year warrant to purchase an aggregate of 80,000 shares of common stock at an exercise price of $1.25 per share. We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), in connection with this transactions.

During the three months ended September 30, 2023, we issued a convertible note in the principal amount of $25,000 to an accredited investor. The note matures six months from the date of issuance, accrues interest at a rate of 8% per annum and is convertible at any time at the option of the holder into the Company’s common stock at a conversion price of $0.75 per share. In connection with the issuance, we issued a five-year warrant to purchase 12,500 shares of common stock at an exercise price of $1.25 per share. We relied upon the exemption provided by Section 4(2) of the Securities Act in connection with this transaction.

In August 2023, we issued a four-year warrant to a former director of the Company to purchase 160,000 shares of the Company’s common stock at an exercise price of $0.75 per share. We relied upon the exemption provided by Section 4(2) of the Securities Act in connection with this transaction.

In September 2023, we issued 300,000 shares of common stock to an accredited investor upon the conversion of 30,000 shares of the Company’s Series C Convertible Preferred Stock. We relied upon the exemption provided by Section 3(a)(9) of the Securities Act in connection with this transaction.

During the three months ended September 30, 2023, $469,960 of principal outstanding under convertible notes automatically converted into 62,667 shares of our Series C Convertible Preferred Stock and we elected to issue 32,232 shares of common stock in lieu of the payment of $24,000 of cash interest due under such notes. We relied upon the exemption provided by Section 4(2) of the Securities Act in connection with these transactions.

Item 3. Defaults Upon Senior Securities.

As of September 30, 2023 and through the date of this filing, notes payable and convertible notes payable with face values totaling $5,246,129 and $1,726,093, respectively, were past due and are classified as current liabilities on the condensed consolidated balance sheet as of September 30, 2023. Such notes continue to accrue interest and all relevant penalties have been accrued as of September 30, 2023. Of such past due notes payable, a holder of a note with principal amount of $250,000 issued a notice of default. See Item 1 above for additional details. We are in negotiations with all holders to extend the maturity dates of such notes or to convert the principal and accrued interest into equity.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

3.6*	Certificate of Designation with respect to Series B Preferred Stock dated October 30, 2023.

10.39(c)*	Amendment No. 3 to Sponsored Research Agreement dated November 15, 2022 between the University of Texas MD Anderson Cancer Center and Cell Source Ltd.

10.39(d)*	Amendment No. 4 to Sponsored Research Agreement dated November 6, 2023 between the University of Texas MD Anderson Cancer Center and Cell Source Ltd.

10.64(d)*	Amendment No. 4 to Third Amended and Restated Note’

10.68(b)*	Amendment No. 2 to 10% Convertible Note.

31*	Certification of principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CELL SOURCE, INC.

Dated: November 9, 2023	By:	/s/ Itamar Shimrat
	Name:	Itamar Shimrat
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

