Form 10-K
period 2023-12-31
Cell Source, Inc.
filed 2024-06-24
CIK 1569340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2023

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

As of June 30, 2023, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant was $23,624 based on the closing sale price as reported on the OTC Market.

As of June 17, 2024, there were 41,019,348 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - None.

CELL SOURCE, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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

Summary of Principal Risk Factors

Our business operations are subject to numerous risks, factors and uncertainties, including those outside our control that could cause our actual results to be harmed, including risks regarding the following:

Risks Related to our Business and Industry

●	We may not receive regulatory approvals for our product candidates or there may be a delay in obtaining such approvals.
●	Clinical trials for our product candidates are expensive and time consuming and their outcome is uncertain.
●	We may be required to suspend or discontinue clinical trials due to unexpected side effects or safety risks.
●	Delays in our clinical trials could delay our ability to obtain regulatory approval and our ability to commercialize our products.
●	The results of our clinical trial are uncertain and could substantially delay or prevent us from bringing products to market.
●	Pre-clinical studies and Phase 1 or 2 clinical trials of our product candidates may not predict the results of subsequent human trials.
●	Our clinical trials may fail to demonstrate evidence substantial evidence of the safety and efficacy of our product candidates.
●	We are subject to various government regulations, may become subject to increased government regulation and may fail to comply with regulatory requirements.
●	Regulatory approval of our product candidates may be withdrawn at any time.
●	Even if approved, our products may not gain market acceptance.
●	We do not own any patents and rely on the patents we license from Yeda Research and Development Company Limited.
●	Our success will depend in part on our ability to obtain and maintain patent protection for the patents we license.
●	Confidentiality agreements may not prevent unauthorized disclosure of trade secrets or proprietary information.
●	We are dependent on collaborative partners and service providers.
●	We will be unable to operate profitability if we are unable to keep up with rapid technological developments.
●	Our ability to sell products will depend to a large extent upon reimbursement from insurance companies.
●	We may expend our limited resources to pursue a particular product candidate or indications and fail to capitalize on more profitable products or indications.
●	Clinical trial data that we publish may change as more patient data becomes available.
●	We rely on key personnel.
●	We may be subject to foreign exchange fluctuations.

ii

●	We may be subject to potential product and clinical trials liability and liabilities related to working with hazardous materials.
●	If we conduct clinical trials outside of the United States, the FDA may not accept data from such trials.
●	The Russia-Ukraine and Israel-Hamas wars and other geopolitical and macroeconomic events have resulted in disruption of global credit and financial markets and may make necessary debt or equity financing more difficult, costly or dilutive.

Risks Related to Our Capital Resources and Impairments

●	We have a limited operating history and a history of operating losses and expect to incur significant additional losses.
●	We will need to secure additional financing.
●	There is substantial doubt about our ability to continue as a going concern.
●	We are an early stage company with an unproven business strategy.
●	We are in default of payment obligations under promissory notes.

Risks Related to Our Common Stock

●	We may issue additional shares of preferred stock in the future.
●	There is not an active liquid trading market for our Common Stock.
●	We may not be able to attract the attention of brokerage firms because we became a public company by means of a reverse acquisition.
●	Voting power of our shareholders is highly concentrated in insiders.
●	We do not intend to pay dividends on our Common Stock for the foreseeable future.
●	Shareholders may be diluted by future issuances of Common Stock.
●	As an issuer of “penny stock”, protection provided by federal securities laws relating to forward looking statements does not apply to us.
●	Our ability to use net operating loss carryforwards may be limited.
●	Our issuance of Common Stock upon exercise of warrants or options may depress the price of our Common Stock.

Other General Risk Factors

●	Applicable regulatory requirements may make it difficult to retain or attract qualified directors and officers.
●	Our stock price could be adversely affected if we fail to maintain effective internal controls over financial reporting.
●	Failure to comply with the Sarbanes-Oxley Act of 2002 could harm our business and stock price.
●	Our stock price may decline or be volatile, regardless of our operating results.
●	Our quarterly operating results may fluctuate significantly or fall below expectations of investors or securities analysts.
●	As a result of reduced disclosure requirements applicable to a “smaller reporting company,” the information we provide to investors may be different than information provided by other public companies.
●	We could be subject to securities class action litigation.

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

Hematological Malignancies

Hematological malignancies (blood cancers) comprise a variety of lymphomas and leukemias. A very important treatment protocol for these malignancies involves the use of HSCT. Approximately 100,000 of these transplants are performed annually worldwide (table below). Our technology has immediate relevance for, at a minimum, the roughly 40,000 worldwide stem cell transplants that are allogeneic (using cells taken from another individual, not the patient). According to the Center for International Blood and Marrow Transplant Research (“CIMBTR”), there were 22,827 stem cell transplants performed in the US in 2021, of which 9,349 were allogeneic. The journal Bone Marrow Transplantation reports that 46,143 stem cell transplants were performed in Europe in 2022, of which 19,011 were allogeneic.

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

Initial Malignancy Indications (note estimates for North America and EU only)	Incidence (Annual New Cases)	Annual HSCT
Lymphoma	222,149	12,484
Leukemia	151,655	15848
Multiple Myeloma	80,570	20,992

Total	454,374	49,324

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

It is also important to note that incidence of these diseases is increasing. The global market for blood cancer therapeutics was estimated at $48 billion in 2022 and is projected to increase in size to reach $98 billion by 2030 according to DataBridgeGlobal Blood Cancer Drug Market – Industry Trends and Forecast to 2030 October, 2023. The aging of the US population and the increased incidence of hematologic malignancies are expected to significantly increase the number of older patients who receive allogeneic HSCT.

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

The target non-malignant diseases are widespread. The Company’s first non-malignant disorder target is expected to be is support of organ transplantations (kidney, liver, etc.). Over 100,000 kidney and approximately 35,000 liver transplants are conducted worldwide each year. As with bone marrow transplantations, organ transplantations require substantial and ongoing immunosuppression to prevent rejection. This ongoing treatment is dangerous, quality-of-life and life expectancy reducing, and costly. The Company’s Veto Cell technology can potentially be used to selectively reduce immune response to the transplanted organ, thus broadening the donor pool and reducing or possibly eliminating the need for daily, life-long immunosuppression post transplantation.

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

Sector Focus

We are in the overall arena of immunotherapy. The cancer immunotherapy market was estimated at approximately $125 billion for 2023 and is expected to grow at a compound annual growth rate of 8.3% from 2024 to 2030, according to Grandview Research and is projected to grow to over $210 billion by 2030, according to Market Digits.

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

In some cases, successful biotech companies have been able to capitalize on positive human clinical results (even prior to full approval for patient treatment) by either signing lucrative non-dilutive distribution option deals or by being partially or fully acquired by larger market participants. High profile CAR-T acquisitions have included KITE Pharmaceuticals, a CAR-T cell therapy company, which was acquired outright by Gilead Sciences in 2017 for $11.9 billion in cash, prior to having attained FDA approval and prior to commencing any product sales, and Juno Therapeutics, which was acquired by Celgene Corporation in 2018 for approximately $9 billion, also without having FDA approval for its CAR-T cell therapy technology. Multi-billion dollar oncology transactions have continued, including the 2023 acquisition by Pfizer of Seagen $43B, and Abbvie’s $10B acquisition of Immunogen in early 2024. There is no indication or assurance that we are currently under consideration for any option or acquisition deal.

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

Our licensed technology portfolio consists of 17 patent families, 78 granted patents and 59 pending patent applications. The following table lists the patents and patent applications that Yeda holds and which we have a license to use in each of the below-referenced countries:

Anti Third Party Central Memory T Cells, Methods of Producing Same and Use of Same in Transplantation and Disease Treatment
Country	Patent Number	Filed	Expires	Status	Assignee
USA	9,738,872	29-Oct-2009	29-Oct-2029	Granted	Yeda Research and Development Co. Ltd.
Europe	2365823	29-Oct-2009	29-Oct-2029	Granted	Yeda Research and Development Co. Ltd.
China	ZL200980153053.4	29-Oct-2009	29-Oct-2029	Granted	Yeda Research and Development Co. Ltd.
Israel	212587	29-Oct-2009	29-Oct-2029	Granted	Yeda Research and Development Co. Ltd.
India	285832	29-Oct-2009	29-Oct-2029	Granted	Yeda Research and Development Co. Ltd.
Russian Federation	2506311	29-Oct-2009	29-Oct-2029	Granted	Yeda Research and Development Co. Ltd.

Use of Anti Third Party Central Memory T Cells for Anti-Leukemia/Lymphoma Treatment
Country	Patent Number	Filed	Expires	Status	Assignee
USA	9,421,228	08-Sep-2011	08-Sep-2031	Granted	Yeda Research and Development Co. Ltd.
Europe	2613801	08-Sep-2011	08-Sep-2031	Granted	Yeda Research and Development Co. Ltd.
Canada	2,810,632	08-Sep-2011	08-Sep-2031	Granted	Yeda Research and Development Co. Ltd.
China	ZL201180053858.9	08-Sep-2011	08-Sep-2031	Granted	Yeda Research and Development Co. Ltd.
Israel	225102	08-Sep-2011	08-Sep-2031	Granted	Yeda Research and Development Co. Ltd.
Japan	5,977,238	08-Sep-2011	08-Sep-2031	Granted	Yeda Research and Development Co. Ltd.
Hong Kong	HK1187528	08-Sep-2011	08-Sep-2031	Granted	Yeda Research and Development Co. Ltd.
Republic of Korea	10-1788826	08-Sep-2011	08-Sep-2031	Granted	Yeda Research and Development Co. Ltd.
Singapore	188473	08-Sep-2011	08-Sep-2031	Granted	Yeda Research and Development Co. Ltd.
Mexico	357746	08-Sep-2011	08-Sep-2031	Granted	Yeda Research and Development Co. Ltd.

Anti Third Party Central Memory T Cells, Methods of Producing Same and Use of Same in Transplantation and Disease Treatment
Country	Patent Number	Filed	Expires	Status	Assignee
USA (Divisional)	11,324,777	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.
USA (Continuation)	2023-0024587-A1	06-Sep-2012	06-Sep-2032	Pending	Yeda Research and Development Co. Ltd.
Europe	2753351	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.
Canada	2,848,121	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.
China	ZL201280054739.X	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.
Israel	231397	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.
Australia	2012305931	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.
New Zealand	622749	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.
Japan	6,196,620	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.
Hong Kong	HK1200099	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.
Republic of Korea	10-2073901	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.
Singapore	11201400513P	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.
Brazil	BR 11 2014 005355 3	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.
Mexico	351226	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.
South Africa	2014/01993	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.
India	375463	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.
Russian Federation	2636503	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.

Use of Anti Third Party Central Memory T Cells
Country	Patent Number	Filed	Expires	Status	Assignee
Europe	3322424	14-Jul-2016	16-Jul-2036	Granted	Yeda Research and Development Co. Ltd.
China	CN 108025026 A	14-Jul-2016	16-Jul-2036	Pending	Yeda Research and Development Co. Ltd.

Methods Of Transplantation And Disease Treatment
Country	Patent Number	Filed	Expires	Status	Assignee
USA	10,933,124	14-Jul-2016	14-JuL-2036	Granted	Yeda Research and Development Co. Ltd.

Genetically Modified Anti-Third Party Central Memory T Cells and Use of Same in Immunotherapy
Country	Patent Number	Filed	Expires	Status	Assignee
USA	11,179,448	14-July-2016	16-Jul-2036	Granted	Yeda Research and Development Co. Ltd.
USA (Continuation)	11,844,827	14-July-2016	16-Jul-2036	Granted	Yeda Research and Development Co. Ltd.
USA (Continuation)	18/515,358	14-July-2016	16-Jul-2036	Pending	Yeda Research and Development Co. Ltd.
Europe	3322425	14-July-2016	16-Jul-2036	Granted	Yeda Research and Development Co. Ltd.
Canada	2,991,690	14-July-2016	16-Jul-2036	Pending	Yeda Research and Development Co. Ltd.
China	CN 108135938 A	14-July-2016	16-Jul-2036	Pending	Yeda Research and Development Co. Ltd.
Israel	256916	14-July-2016	16-Jul-2036	Granted	Yeda Research and Development Co. Ltd.
Australia	2016291825	14-July-2016	16-Jul-2036	Granted	Yeda Research and Development Co. Ltd.
Japan	7,057,748	14-July-2016	16-Jul-2036	Granted	Yeda Research and Development Co. Ltd.
Hong Kong	HK1255063	14-July-2016	16-Jul-2036	Granted	Yeda Research and Development Co. Ltd.

Veto Cells Generated from Memory T-Cells
Country	Patent Number	Filed	Expires	Status	Assignee
USA	10,961,504	27-Jun-2017	27-Jun-2037	Granted	Yeda Research and Development Co. Ltd.
USA (Continuation)	11,773,372	27-Jun-2017	27-Jun-2037	Granted	Yeda Research and Development Co. Ltd.
USA (Continuation)	2023-0383254-A1	27-Jun-2017	27-Jun-2037	Pending	Yeda Research and Development Co. Ltd.
Europe	3475414	27-Jun-2017	27-Jun-2037	Pending	Yeda Research and Development Co. Ltd.
Canada	3,029,001	27-Jun-2017	27-Jun-2037	Pending	Yeda Research and Development Co. Ltd.
China	CN 109661463 A	27-Jun-2017	27-Jun-2037	Granted	Yeda Research and Development Co. Ltd.
Israel	263924	27-Jun-2017	27-Jun-2037	Pending	Yeda Research and Development Co. Ltd.
Australia	2017289879	27-Jun-2017	27-Jun-2037	Granted	Yeda Research and Development Co. Ltd.
Japan	7334043	27-Jun-2017	27-Jun-2037	Granted	Yeda Research and Development Co. Ltd.
Hong Kong	40007502A	27-Jun-2017	27-Jun-2037	Pending	Yeda Research and Development Co. Ltd.
Singapore	11201811563R	27-Jun-2017	27-Jun-2037	Granted	Yeda Research and Development Co. Ltd.
Republic of Korea	10-2444170	27-Jun-2017	27-Jun-2037	Granted	Yeda Research and Development Co. Ltd.
Mexico	MX/a/2019/000022	27-Jun-2017	27-Jun-2037	Pending	Yeda Research and Development Co. Ltd.
India	474458	27-Jun-2017	27-Jun-2037	Granted	Yeda Research and Development Co. Ltd.
Russian Federation	2779844	27-Jun-2017	27-Jun-2037	Granted	Yeda Research and Development Co. Ltd.

Methods of Transplantation and Disease Treatment
Country	Patent Number	Filed	Expires	Status	Assignee
USA	10,751,368	18-Jan-2018	18-Jan-2038	Granted	Yeda Research and Development Co. Ltd.

Genetically Modified Veto Cells and Use of Same in Immunotherapy
Country	Patent Number	Filed	Expires	Status	Assignee
USA	11,555,178	18-Jan-2018	18-Jan-2038	Granted	Yeda Research and Development Co. Ltd.
Europe	3571295	18-Jan-2018	18-Jan-2038	Pending	Yeda Research and Development Co. Ltd.
Israel	268126	18-Jan-2018	18-Jan-2038	Granted	Yeda Research and Development Co. Ltd.

Anti-Viral Central Memory CD8+ Veto Cells in Haploidentical Stem Cell Transplantation
Country	Patent Number	Filed	Expires	Status	Assignee
Canada	3,149,379	06-Aug-2020	06-Aug-2040	Pending	Yeda Research and Development Co. Ltd.
Japan	2022-506965	06-Aug-2020	06-Aug-2040	Pending	Yeda Research and Development Co. Ltd.
Hong Kong	HK40076176	06-Aug-2020	06-Aug-2040	Pending	Yeda Research and Development Co. Ltd.
Brazil	BR 11 2022 001988 2	06-Aug-2020	06-Aug-2040	Pending	Yeda Research and Development Co. Ltd.
Israel	290337	06-Aug-2020	06-Aug-2040	Pending	Yeda Research and Development Co. Ltd.
Mexico	MX/a/2022/001578	06-Aug-2020	06-Aug-2040	Pending	Yeda Research and Development Co. Ltd.
USA	2023-0398214-A1	06-Aug-2020	06-Aug-2040	Pending	Yeda Research and Development Co. Ltd.
Australia	2020326568	06-Aug-2020	06-Aug-2040	Pending	Yeda Research and Development Co. Ltd.
India	202227011269	06-Aug-2020	06-Aug-2040	Pending	Yeda Research and Development Co. Ltd.
Europe	4009991	06-Aug-2020	06-Aug-2040	Pending	Yeda Research and Development Co. Ltd.
China	CN 114466925 A	06-Aug-2020	06-Aug-2040	Pending	Yeda Research and Development Co. Ltd.
Russian Federation	2022105687	06-Aug-2020	06-Aug-2040	Pending	Yeda Research and Development Co. Ltd.

Veto CAR-T Cells
Country	Patent Number	Filed	Expires	Status	Assignee
USA	2023-0321235-A1	11-Aug-2021	11-Aug-2041	Pending	Yeda Research and Development Co. Ltd.
Europe	4196573	11-Aug-2021	11-Aug-2041	Pending	Yeda Research and Development Co. Ltd.
Canada	3,189,051	11-Aug-2021	11-Aug-2041	Pending	Yeda Research and Development Co. Ltd.
China	CN 116322717 A	11-Aug-2021	11-Aug-2041	Pending	Yeda Research and Development Co. Ltd.
Israel	300470	11-Aug-2021	11-Aug-2041	Pending	Yeda Research and Development Co. Ltd.
Australia	2021323525	11-Aug-2021	11-Aug-2041	Pending	Yeda Research and Development Co. Ltd.
Japan	2023-509690	11-Aug-2021	11-Aug-2041	Pending	Yeda Research and Development Co. Ltd.
Hong Kong	HK40096222	11-Aug-2021	11-Aug-2041	Pending	Yeda Research and Development Co. Ltd.
Singapore	11202300925X	11-Aug-2021	11-Aug-2041	Pending	Yeda Research and Development Co. Ltd.
Mexico	MX/a/2023/001771	11-Aug-2021	11-Aug-2041	Pending	Yeda Research and Development Co. Ltd.
India	202327016034	11-Aug-2021	11-Aug-2041	Pending	Yeda Research and Development Co. Ltd.
Russian Federation	2023105361	11-Aug-2021	11-Aug-2041	Pending	Yeda Research and Development Co. Ltd.
Brazil	BR 11 2023 002424 2	11-Aug-2021	11-Aug-2041	Pending	Yeda Research and Development Co. Ltd.

Conditioning Protocols for use with Anti-Viral Central Memory CD8+ Veto Cells in Haploidentical Stem Cell Transplantation
Country	Patent Number	Filed	Expires	Status	Assignee
PCT	IL2023/051121	31-Oct-2023	31-Oct-2043	Pending	Yeda Research and Development Co. Ltd.

Use of Veto Cells for the Treatment of Sickle Cell Disease
Country	Patent Number	Filed	Expires	Status	Assignee
USA (Continuation)	2022-0265726-A1	05-Nov-2020	05-Nov-2040	Pending	Yeda Research and Development Co. Ltd.
Europe	4055145	05-Nov-2020	05-Nov-2040	Pending	Yeda Research and Development Co. Ltd.
Canada	3,160,296	05-Nov-2020	05-Nov-2040	Pending	Yeda Research and Development Co. Ltd.
China	CN 114901801 A	05-Nov-2020	05-Nov-2040	Pending	Yeda Research and Development Co. Ltd.
Israel	292720	05-Nov-2020	05-Nov-2040	Pending	Yeda Research and Development Co. Ltd.
Nigeria	NG/PT/PCT/2022/6020	05-Nov-2020	05-Nov-2040	Granted	Yeda Research and Development Co. Ltd.
South Africa	2022/06164	05-Nov-2020	05-Nov-2040	Pending	Yeda Research and Development Co. Ltd.
Hong Kong	HK40078965	05-Nov-2020	05-Nov-2040	Pending	Yeda Research and Development Co. Ltd.
Mexico	MX/a/2022/005418	05-Nov-2020	05-Nov-2040	Pending	Yeda Research and Development Co. Ltd.
Brazil	BR 11 2022 008700 4	05-Nov-2020	05-Nov-2040	Pending	Yeda Research and Development Co. Ltd.

Use of Veto Cells in Treatment of T Cell Mediated Autoimmune Diseases
Country	Patent Number	Filed	Expires	Status	Assignee
USA (Continuation)	2022-0265725-A1	05-Nov-2020	05-Nov-2040	Pending	Yeda Research and Development Co. Ltd.
Europe	4055146	05-Nov-2020	05-Nov-2040	Pending	Yeda Research and Development Co. Ltd.
Canada	3,160,301	05-Nov-2020	05-Nov-2040	Pending	Yeda Research and Development Co. Ltd.
China	CN 115175688 A	05-Nov-2020	05-Nov-2040	Pending	Yeda Research and Development Co. Ltd.
Japan	2022-525357	05-Nov-2020	05-Nov-2040	Pending	Yeda Research and Development Co. Ltd.
Israel	292722	05-Nov-2020	05-Nov-2040	Pending	Yeda Research and Development Co. Ltd.
Australia	2020379319	05-Nov-2020	05-Nov-2040	Pending	Yeda Research and Development Co. Ltd.
Russian Federation	2022114785	05-Nov-2020	05-Nov-2040	Pending	Yeda Research and Development Co. Ltd.
Hong Kong	HK40078964	05-Nov-2020	05-Nov-2040	Pending	Yeda Research and Development Co. Ltd.
Mexico	MX/a/2022/005416	05-Nov-2020	05-Nov-2040	Pending	Yeda Research and Development Co. Ltd.
Brazil	BR 11 2022 008638 5	05-Nov-2020	05-Nov-2040	Pending	Yeda Research and Development Co. Ltd.

A Combination Therapy for a Stable and Long Term Engraftment
Country	Patent Number	Filed	Expires	Status	Assignee
USA	10,369,172	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
Europe	2793914	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
Israel	233303	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
Australia	2012355990	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
New Zealand	627272	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
Hong Kong	HK1202810	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
Republic of Korea	2109643	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
Singapore (Divisional)	10201801905W	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
Mexico	370404	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
Russian Federation	2657758	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.

A Combination Therapy for a Stable and Long Term Engraftment Using Specific Protocols for T/B Cell Depletion
Country	Patent Number	Filed	Expires	Status	Assignee
USA	10,434,121	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
USA (Continuation)	11,504,399	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
Europe	2797421	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
Canada	2,859,952	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
Israel	233302	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
Australia	2012355989	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
Australia (Divisional)	2016259415	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
New Zealand	627549	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
Japan	6,313,219	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
Hong Kong	1202775	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
Singapore	11201403456U	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
Brazil	BR 11 2014 015959 9	20-Dec-2012	20-Dec-2032	Pending	Yeda Research and Development Co. Ltd.
Mexico	372502	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
South Africa	2014/05298	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
Russian Federation	2648354	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.

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

Yeda has been granted two patents that extend the usage of Veto Cell technology as a critical enabler for other cell therapy treatments. One patent application highlights, based on preclinical data, the ability of Veto Cells to accompany other cell therapy treatments and help them overcome rejection and avoid GvHD in an allogeneic treatment setting. The other patent application involves a genetically modified Veto Cell that can have sustained survival in the patient’s body while avoiding rejection and GvHD. A more recent patent application was filed and has since been published which shows data that confirm combining Veto Cells with CAR-T cells, have the potential to make CAR-T cells, which to date have been effective primarily in an autologous (patient’s own cells) setting, succeed in an allogeneic setting. What follows is a description of the significance of these two new patent applications:

-	Gene modified cell therapy is considered to be one of the most promising cancer treatment approaches in decades, with companies like Kite Pharma and JUNO Therapeutics having recently been acquired at multi-billion-dollar valuations after having successfully treated relatively small numbers of patients in clinical trials.

-	While gene modified treatments such as CAR-T have shown remarkable results in cancer treatment trials, their published successes to date have been mostly limited to “autologous” blood cell cancer treatments using the patient’s own cells. There are concerns that this type of “personalized” treatment may not have favorable economics on a large-scale basis.

-	The ideal, more lucrative commercial path for CAR-T and similar genetically engineered cell therapies is to become allogeneic or off the shelf product with drug-like distribution economics and to treat a broad spectrum of cancers including solid tumors. Allogene Therapeutics, an early-stage clinical company focused on allogeneic CAR-T, has in the past attained a valuation of $6 billion, whereas Legend Biotech valuation has recently reached a valuation of $10 billion and Fate Therapeutics valuation at one point reached the $10B level, underlining the importance of off-the-shelf CAR as a potential cancer treatment. Cell Source licenses Yeda’s patent applications for combining Veto Cells with genetically modified T cells and is currently developing a protocol to bring Veto and CAR-T combined cell therapy to the clinic.

-	In the case of blood cancer treatment, we believe that a VETO CAR-T combined treatment will provide sustained protection for patients in relapse as well as a fundamentally superior approach for those in remission

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

3. Effective cancer killing while avoiding rejection in allogeneic CAR-T wen combined with Veto Cells:

The cancer killing in the data below shows mice with leukemia treated with CAR=T Veto Cells:

The control group mice (left side) all have extensive tumors whereas the Veto Cell treatment group (right side) show far better results. Right side exhibit shows lymphoma killing any Veto transduced cells in vitro.

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

Offering	Objective	Major Activities	Estimated timing
VETO CAR-T (with and without HSCT)	Validate and introduce new commercial treatment to deliver safer and more successful haploidentical HSCT combined with CAR-T cell therapy	1. Establish initial safety and efficacy for Anti-viral Veto Cell, then augment existing trial protocol with CAR-T	●2025
		2. Commence multi-center registration study	●2026-2027
		3. Introduce approved product to high profile US HSCT centers	●2028-2029

Veto Cell Organ Transplantation	Validate efficacy of Veto Cells in attaining engraftment and reducing need for ongoing post-transplant anti-rejection treatment for haploidentical kidney transplants	1. Finalize treatment protocol and commence Phase 1/2 study	●2024-2025
		2. Show sustained tolerance post-transplant without need for daily anti-rejection therapy	●2026-2027

Products and Services

Currently, we do not have any products, and there is no assurance that we will be able to develop any products.

The following products are currently planned:

1.	VETO CAR-T HSCT cell therapy for donor mismatched allogeneic stem cell transplantations for treatment of blood cancer.

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

For the Anti-Viral Veto Cell product candidate, MD Anderson is currently conducting a Phase 1/2 human clinical trial, sponsored by Cell Source. The trial has successfully completed the four three treatment cohorts, with 12 patients each receiving a haploidentical HSCT under reduced intensity conditioning with Veto Cells. This first in human dose optimization trial has thus far shown that the initial dose is in fact the optimal dose, as all nine patients had successful stem cell engraftment after 42 days, in the absence of severe GvHD. Cell Source then continued the trial with a higher dose level. Cell Source anticipates that the US Phase 1/2 trial, once augmented with CAR-T cancer killing capability in the anticipated VETO CAR-T cell HSTC combined therapy, will last through 2025 or 2026. This would be followed by completion of a Phase 2 trial and Phase 3 trial, which could each last another 2-3 years. While under a fast track FDA program such as RMAT initial marketing approval could potentially be attained after a Phase 2 registration study as early as in 2027 or 2028, full approval, if successful, may not be attained until 2028 or later. Cell Source has concluded an initial proof-of-concept collaboration with Professor Zelig Eshhar, the inventor of CAR-T cell therapy, with respect to combining CAR-T cell therapy with Veto Cells. This is expected to lead to the augmentation of the existing Veto Cell treatment protocol at MD Anderson to include VETO CAR-T cells in 2024 or 2025, which may lead to fast track approval by 2027 or 2028 but may last until 2028 or 2029.

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

The following table summarizes the development plan through 2028:

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

Product Rollout

Cell Source plans to seek approval initially in the US and Europe and, in parallel but with a delayed start, in China and possibly Japan. A successful first-in-human Phase 1/2 trial in the US, which could be concluded by 2025 or 2026, would serve as a strong foundation for trials in other countries. Limited sales on a “compassionate grounds” basis may, depending on qualification for Breakthrough Therapy or other Accelerated Approval designation, commence as early as 2027 or 2028. Full approval by the FDA in the U.S. can take as long as 8 years, or until 2030.

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

Our planned principal operations are the development and commercialization of new cell therapy products focused on treatment of blood cancers, certain non-malignant disorders and organ transplantations. We are currently conducting research and development activities in order to facilitate the continued transition of the patented technology we license from the laboratory to clinical trials. We have a limited operating history. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. We have generated net losses since we began operations, including net losses of $5,321,212 and $5,167,748 for the years ended December 31, 2023 and 2022, respectively. We expect to incur substantial additional net expenses over the next several years as our research, development, and commercial activities increase. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to generate revenue and achieve profitability will depend on, among other things, successful completion of the preclinical and clinical development of our product candidates; obtaining necessary regulatory approvals from the U.S. Food and Drug Administration (the “FDA”) and international regulatory agencies; successful manufacturing, sales, and marketing arrangements; and raising sufficient funds to finance our activities. If we are unsuccessful at some or all of these undertakings, our business, prospects, and results of operations may be materially adversely affected.

We will need to secure additional financing.

We anticipate that we will incur operating losses for the foreseeable future. As of December 31, 2023, we had cash in the amount of $22,203. Based on our current resources, we will not be able to continue to operate without additional immediate funding. If we are not successful in securing additional financing, we may be required to delay significantly, reduce the scope of or eliminate one or more of our research or development programs, downsize our general and administrative infrastructure, or seek alternative measures to avoid insolvency, including arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or products. Our future capital requirements will depend on many factors, including:

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

Our ability to raise additional funds will depend on financial, economic, political and market conditions and other factors, over which we may have no or limited control. Market volatility resulting other factors could also adversely impact our ability to access capital as and when needed. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we could be required to:

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

The Russia-Ukraine and Israel-Hamas wars have disrupted global markets and my adversely impact our ability to obtain financing.

On February 24, 2022, Russian military forces invaded Ukraine, and the length, impact, and outcome of the ongoing war in Ukraine is highly unpredictable. On October 7, 2023, Hamas terrorists infiltrated Israel’s border with the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas has also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks have resulted in extensive deaths, injuries and kidnapping. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. The intensity and duration of Israel’s current war against Hamas is similarly difficult to predict. As a result of the Russia-Ukraine and Israel-Hamas wars and other geopolitical and macroeconomic events, the global credit and financial markets have experienced volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly or more dilutive.

There is substantial doubt about our ability to continue as a going concern.

As of December 31, 2023, we had a working capital deficit and accumulated deficit of $15,611,543 and $41,667,388, respectively. During the year ended December 31, 2023, we incurred a net loss of $5,321,212. We have historically incurred operating losses and may continue to incur operating losses for the foreseeable future. We believe that these conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date these financial statements are issued. This may hinder our future ability to obtain financing or may force us to obtain financing on less favorable terms than would otherwise be available. We have not generated revenues to-date. Our primary source of operating funds since inception has been equity and debt financings. Our plans include continued efforts to raise additional capital through debt and equity financings. There is no assurance that these funds will be sufficient to enable us to fully complete our development activities or attain profitable operations. If we are unable to obtain such additional financing on a timely basis or, notwithstanding any request we may make, if our debt holders do not agree to convert their notes into equity or extend the maturity dates of their notes, we may have to curtail our development, marketing and promotional activities, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations and liquidate. There can be no assurance that we will be able to continue as a going concern.

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

As of December 31, 2023 and through the date of this filing, notes payable with principal amounts totaling $1,876,093 and $1,906,093, respectively, were past due. Although only one holder of a note with the principal amount of $250,000 has elected to pursue remedies against us, no assurance can be given that the other holders will not do so in the future. The institution of collection actions could have a material adverse effect on our business and could force us to seek relief through insolvency or other proceedings.

Risks Related to Our Common Stock

There may be additional issuances of shares of preferred stock in the future.

Our Articles of Incorporation permit us to issue up to 10,000,000 shares of preferred stock and our board of directors has authorized 1,350,000 shares of Series A Convertible Preferred, 2,000,000 shares of Series B Convertible Preferred, and 1,000,000 shares of Series C Convertible Preferred Stock, for issuance. Our board of directors could authorize the issuance of additional series of preferred stock in the future and such preferred stock could grant holders preferred rights on parity with the Series A Preferred and Series C Preferred as to dividend payments and liquidation preference. The issuances of other series of preferred stock could have the effect of reducing the amounts available to the holders Series A Preferred and Series C Preferred in the event of our liquidation, winding-up or dissolution. It may also reduce cash dividend payments on the Series A Preferred if we do not have sufficient funds to pay dividends on all Series A Preferred outstanding and outstanding parity preferred stock.

Our articles of incorporation allow for our board to create a new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our Common Stock.

Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors have the authority to issue up to 10,000,000 shares of our preferred stock, the terms of which may be determined by the Board without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of Common Stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our Common Stock. In addition, our Board of Directors could authorize the issuance of a series of preferred stock that has greater voting power than our Common Stock or that is convertible into our Common Stock, which could decrease the relative voting power of our Common Stock or result in dilution to our existing stockholders.

There is not an active liquid trading market for the Company’s Common Stock.

The Company is required to report under the Exchange Act and its Common Stock is eligible for quotation on the OTC Markets Expert Market. Quotations in Expert Market securities are restricted from public viewing. In addition, there is no regular active trading market in the Company’s Common Stock, and we cannot give an assurance that an active trading market will develop. If an active market for the Company’s Common Stock develops,

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

Our officers, directors and affiliates currently own or have rights to acquires shares of common stock and preferred stock representing approximately 28% of the voting power of our outstanding securities. Such concentrated control of the Company may adversely affect the value of our shares of common stock. If you acquire shares of our common stock, you may have no effective voice in our management. Sales by our insiders or affiliates, along with any other market transactions, could affect the value of our ordinary shares.

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

As of December 31, 2023, we had 39,830,802 shares of Common Stock issued and outstanding and outstanding warrants to purchase 15,438,607 shares of Common Stock. The issuance of shares of Common Stock upon exercise of outstanding warrants or options could result in substantial dilution to our stockholders, which may have a negative effect on the price of our Common Stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C. CYBERSECURITY.

Due to the size of the Company and minimal activity level, record keeping requirements are also minimal. All records are tightly maintained in one secure location with no utilization of servers or cloud-based services. We do not engage any assessors, consultants, auditors or other third parties in connection with our cybersecurity risk management at this time.

As of the year ending December 31, 2023, the Company has had no cybersecurity incidents or been at risk from cybersecurity threats that have materially affected or were reasonably likely to materially affect our business strategy, results of operations or financial condition.

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

In January 2019, the holder of a promissory note in the principal amount of $250,000 due on March 16, 2016 instituted a collection action in the Supreme Court of the State of New York, County of New York. On June 12, 2019, the plaintiff served a motion for summary judgment through the Secretary of State which was heard on July 12, 2019 and granted. The Company contended that it was not given sufficient notice under the applicable statute and did not have an opportunity to oppose the motion. Judgment was entered in October 2019 in the amount of $267,680. The Company brought a motion to vacate based on the jurisdictional defect of the motion in not providing the required amount of time, but that motion was denied in February 2021 without properly addressing the jurisdictional issues raised by the Company. The Company appealed the denial and then filed a motion to Renew and Reargue the motion to vacate based on the Court’s failure to address critical issues. That motion was also denied on April 15, 2021 without addressing the Company’s arguments. The Company appealed the second denial as well and pursued both appeals in a consolidated manner so as to resolve all issues together. Each of the appeals was denied. While the Company’s motions were pending, the plaintiff commenced steps to collect judgment. During the year ended December 31, 2021, $103,088 of a deposit made with the court by a third party on behalf of the Company was released to an officer of the court and has been accounted for as partial note repayment, with an additional $146,912 due under the note repaid by a release of the remaining deposit to an officer of the court and garnishment of Company funds during the year ended December 31, 2022, which was also accounted for as a note repayment. In August 2023, a supplemental judgment of $38,838 was entered against the Company. Inasmuch as there were no further opportunities to appeal, the Company was required to pay the remaining amount due, which was estimated to be approximately $113,000 and recorded as a liability as of December 31, 2023. As of May 31, 2024 after taking into account accrued and unpaid interest, approximately $117,000 was owed to the plaintiff and the plaintiff was seeking, among other things, additional monetary sanctions. In June 2024, the Company resolved this matter by making a final payment of $135,000 and the plaintiff agreed to cease the pursuit of additional sanctions against the Company and file a satisfaction of judgment.

In August 2022, a holder of 360,000 shares of the Company’s common stock filed a complaint against the Company, its President and legal counsel in the United States District Court, Southern District of New York, claiming unspecified damages for an alleged wrongful refusal to authorize the Company’s transfer agent to remove restrictive legends from the shares held by the shareholder. The complaints against the Company’s legal counsel and President were dismissed by the Court. Effective December 29, 2023, the parties reached a settlement agreement whereby the Company, in exchange for the dismissal with prejudice of the claims made by the plaintiff against the Company, agreed to (i) cause the Company’s transfer agent to remove the restrictive legend on the shares held by the plaintiff and (ii) issue the following securities to the plaintiff: 180,000 shares of its common stock (which was issued subsequent to December 31, 2023), a warrant to purchase 180,000 shares of its common stock at an exercise price of $0.75 per share and a convertible promissory note in the principal amount of $50,000.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Equity and Related Stockholder Matters

Our common stock is currently quoted under the symbol “CLCS” on the OTC Markets “Expert Market” due to our failure to timely file our reports with the Securities and Exchange Commission. Quotations in Expert Market Securities are restricted from public viewing. We plan to seek relisting of our common stock on the OTCQB following the filing of this report.

As of June 17, 2024, there were 213 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Warrants

As of December 31, 2023, we had outstanding warrants to purchase an aggregate of 15,438,607 shares of common stock with a weighted average exercise price of $1.09 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

Our Board of Directors adopted the 2019 Equity Incentive Plan (the “Plan”) in August 2019. A total of 7,900,000 shares of common stock were initially reserved for issuance under the Plan and the number of reserved shares increases on the first day of each year in an amount equal to the lesser of 3% of the number of shares of common stock outstanding on the last day of the preceding year or the amount determined by our Board of Directors. As of December 31, 2023, a total of 4,982,190 shares of common stock were reserved for issuance under the Plan. The Plan permits the Board of Directors to issue stock options, stock appreciation rights, restricted stock, restricted stock units, performance and other awards to employees, consultants and directors of the Company. As of the date of filing, the Company’s shareholders have not approved the Plan. The number of stock options outstanding under the Plan, the weighted average exercise price of the outstanding options, and the number of securities remaining available for issuance as of December 31, 2023 were as follows:

EQUITY COMPENSATION PLAN TABLE

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	6,932,004	$0.83	4,982,190
Total	6,932,004	$0.83	4,982,190

Sales of Unregistered Securities

In November 2023 we issued a warrant to purchase 25,000 shares of our common stock at an exercise price of $1.25 per share toa holder of a convertible promissory note in connection with the amendment and extension of the maturity date of the note. We relied upon the exemption provided by Section 4(a)(2) of the Securities Act in connection with this transaction.

During the three months ended December 31, 2023, we issued 352,960 shares of common stock to accredited investors upon the conversion of 35,296 shares of the Company’s Series C Convertible Preferred Stock. We relied upon the exemption provided by Section 3(a)(9) of the Securities Act in connection with this transaction.

During the three months ended December 31, 2023, $305,000 of principal outstanding under convertible notes automatically converted into 40,667 shares of our Series C Convertible Preferred Stock and we elected to issue 23,801 shares of common stock in lieu of the payment of $19,055 of cash interest due under such notes. We relied upon the exemption provided by Section 4(a)(2) of the Securities Act in connection with these transactions.

During the three months ended December 31, 2023, we issued 106,668 units to accredited investors at a price of $7.50 per unit. Each unit consisted of one share of Series B Preferred Stock and a warrant to purchase 11.25 shares of common stock at an exercise price of $0.75 per share. We relied upon the exemption provided by Section 4(a)(2) of the Securities Act in connection with these transactions.

In December 2023, we issued 180,00 shares of our common stock, a warrant to purchase 180,000 shares of our common stock at an exercise price of $1.25 per share and a convertible promissory note in the principal amount of $50,000 in connection with the settlement of a litigation matter. The note is convertible into our common stock at an exercise price equal to 80% of the average volume weighted average price of the common stock during the ten trading days prior to the conversion. We relied upon the exemption provided by Section 4(a)(2) of the Securities Act in connection with this transaction.

In December 2023, we issued an aggregate of 808,420 shares of our common stock as payment-in-kind dividends to holders of our Series A Convertible Preferred Stock and holders of our Series C Convertible Preferred Stock. We relied upon the exception provided by Section 4(a)(2) of the Securities Act in connection with these transactions.

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

Recent Developments

Preclinical Results and Clinical Results

After two years of intensive collaboration with Professor Zelig Eshhar, the inventor of CAR-T cell therapy, preclinical data confirmed that Veto Cells can markedly extend persistence of genetically modified T cells from the same donor and that genetically modified Veto Cells can effectively inhibit tumors expressing an antigen recognized by the transgenic T cell receptor. Furthermore, human Veto Cells transfected with CAR exhibit anti-tumor activity in-vitro without losing their veto activity. These preclinical results have formed the basis of our current development of a clinical protocol for allogeneic VETO CAR-T HSCT combined therapy for blood cancer treatment. Cell Source plans to submit this protocol for approval by the end of 2024. The Phase 1/2 clinical trial at the University of Texas MD Anderson Cancer Center, using Cell Source’s Anti-viral Veto Cells, has successfully completed the first three treatment cohorts, with 12 patients each receiving a haploidentical HSCT under reduced intensity conditioning with Veto Cells. This first in human dose optimization trial has thus far shown that the initial dose is in fact the optimal dose, as all nine patients had successful stem cell engraftment after 42 days, in the absence of severe GvHD. Cell Source has continued the trial as it proceeds with the next cohorts of patients, using the higher dose level, in order to complete the dose finding process.

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

From October 2023 through the date of filing, the Company sold 206,799 units for gross proceeds of $1,551,000 and issued warrants to purchase 2,326,500 shares of the Company’s common stock.

Risks and Uncertainties

On October 7, 2023, a conflict arose between Israel and Hamas militants on Israel’s southern border from the Gaza Strip. The intensity and duration of Israel’s current war against Hamas is difficult to predict, and as are such war’s economic implications on the Company’s business and operations. To the extent that any of these negative developments do occur, they may have an adverse effect on the Company’s business, results of operations and its ability to raise additional funds. As of December 31, 2023, the Company considered the impact of the war on its business and operational assumptions and estimates and determined there were no material adverse impacts on the Company’s consolidated results of operations and financial position as of December 31, 2023.

Consolidated Results of Operations

Year Ended December 31, 2023 Compared with the Year Ended December 31, 2022

Research and Development

Research and development expense was $1,577,995 and $1,996,173 for the years ended December 31, 2023 and 2022, respectively, a decrease of $418,178, or 21%. This decrease is mainly attributable to the achievement of five patient enrollment milestones achieved in 2022 for $527,525 under the sponsored research agreement with MD Andersen, whereas one $105,505 enrollment milestone was achieved in the 2023 period.

General and Administrative

General and administrative expense was $2,604,751 and $2,179,160 for the years ended December 31, 2023 and 2022, respectively, an increase of $425,591, or 20%. General and administrative expenses are primarily comprised of external consulting and professional fees, payroll and stock-based compensation expenses. The increase was primarily attributable to an increase of $219,000 in consulting expenses recorded in 2023 due to increased financial advisory services during the 2023 period, and an increase in stock-based compensation of $351,259 mainly as a result of an aggregate of 1,150,000 shares of the Company’s common stock issued in consideration for consulting services, partially offset by a decrease in legal fees of $41,458.

Loss on Legal Settlement

During the year ended December 31, 2023, we recognized a $142,600 loss on legal settlement. The loss on legal settlement is attributable to the issuance of a $50,000 convertible note payable, a five-year warrant to purchase 180,000 shares of the Company’s common stock at an exercise price of $0.75 per share, and the issuance of 180,000 shares of the Company’s common stock in satisfaction of unspecified damages for an alleged wrongful refusal to authorize the Company’s transfer agent to remove restrictive legends from the shares held by the shareholder.

Interest Expense

Interest expense for the years ended December 31, 2023 and 2022 was $668,117 and $707,115, respectively, a decrease of $38,998, or 6%.

Interest Expense - Amortization of Debt Discount

Amortization of debt discount was $380,569 and $285,300 for the years ended December 31, 2023 and 2022, respectively, an increase of $95,269, or 33%. The increase is primarily due to greater amount of notes outstanding and related debt discount amortization.

Change in Fair Value of Derivative Liability

During the year ended December 31, 2023, we recognized a gain on the change in fair value of derivative liability of $10,900. The change in fair value of derivative liability is attributable to the decrease in fair value of the Company’s common stock during 2023.

Gain on Extinguishment of Note Payable

During the year ended December 31, 2023, we recognized $41,920 of gain on extinguishment of note payable. The gain on extinguishment of note payable is attributable to the exchange of a promissory note in the principal amount of $100,000 for 176,000 shares of common stock.

Liquidity and Going Concern

We measure our liquidity in a number of ways, including the following:

	December 31,
	2023	2022

Cash	$22,203	$222,665
Working capital deficiency	$(15,611,543)	$(12,633,895)

During the year ended December 31, 2023, we had not generated any revenues, had a net loss of $5,321,212 and had used cash in operations of $2,347,891. As of December 31, 2023, we had a working capital deficiency of $15,611,543 and an accumulated deficit of $41,667,388. As of December 31, 2023 and through the date of this filing, notes payable with principal amounts totaling $1,876,093 and $1,906,093, respectively, were past due and are classified as current liabilities on the consolidated balance sheet as of December 31, 2023. We will continue to incur net operating losses to fund operations. These conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date these financial statements are issued.

We are currently funding our operations on a month-to-month basis. Our ability to continue our operations is dependent on the execution of management’s plans, which include the raising of capital through the debt and/or equity markets, until such time that funds provided by operations are sufficient to fund working capital requirements. Subsequent to December 31, 2023 and as more fully described in Note 13, Subsequent Events, the Company received aggregate proceeds of $646,672 from the issuance of notes payable and convertible notes payable- related parties and $751,000 from the sale of Series B Preferred Stock. We may need to incur additional liabilities with certain related parties to sustain our existence. If we were not to continue as a going concern, we would likely not be able to realize our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of our financial statements.

There can be no assurances that we will be successful in generating additional cash from equity or debt financings or other sources to be used for operations. Should we not be successful in obtaining the necessary financing to fund our operations, we would need to curtail certain or all operational activities and/or contemplate the sale of our assets, if necessary.

During the years ended December 31, 2023 and 2022, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the years ended December 31, 2023 and 2022 in the amounts of $2,347,891 and $3,138,686, respectively. The net cash used in operating activities for the year ended December 31, 2023 was primarily due to cash used to fund a net loss of $5,321,212 adjusted for net non-cash expenses in the aggregate amount of $754,834, partially offset by $2,218,487 of net cash provided by changes in the levels of operating assets and liabilities. The net cash used in operating activities for the year ended December 31, 2022 was primarily due to cash used to fund a net loss of $5,167,748, adjusted for net non-cash expenses in the aggregate amount of $465,542, partially offset by $1,563,520 of net cash provided by changes in the levels of operating assets and liabilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the years ended December 31, 2023 and 2022 was $2,147,429 and $3,268,256, respectively. The net cash provided by financing activities during the year ended December 31, 2023 was attributable to $1,596,978 of proceeds from the issuance of convertible notes payable, $799,918 of proceeds received from Convertible Series B Preferred stock subscriptions, and $30,000 of proceeds from the issuance of notes payable, offset by $279,467 of repayments of financing liability. The net cash provided by financing activities during the year ended December 31, 2022 was attributable to $3,275,000 of proceeds from the issuance of convertible notes payable and $168,094 of proceeds from the issuance of notes payable, offset by the repayments of notes payable in the amount of $146,912, and $27,926 of repayment of financing liability.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

For recently issued accounting announcements, see “Recent Accounting Standards” in Note 3, Summary of Significant Accounting Policies in the notes to our consolidated financial statements included in this Annual Report on Form 10-K.

Critical Accounting Estimates

The preparation of financial statements and related disclosures are in conformity with U.S. GAAP. These accounting principles require us to make estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expense during the periods presented. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that we make these estimates and judgments. To the extent that there are material differences between these estimates and actual results, our financial results will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described below.

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations.

Management has identified certain critical accounting estimates which are outlined below. In addition, there are other items within our financial statements that require estimation but are not deemed critical, as defined above. Changes in estimates used in these and other items could have a material impact on our financial statements.

Valuation of the Company’s Common Stock Price

Since the Company’s common stock historically was not actively traded on a public market, the fair value of the Company’s restricted equity instruments is estimated by management based on observations of the sales prices of both restricted and freely tradable common stock, or instruments convertible into common stock. During the year ended December 31, 2023, the Company obtained a third-party valuation of its common stock as of December 31, 2023 and July 1, 2023 which was considered in management’s estimation of fair value during the year ended December 31, 2023. The third-party valuation was performed in accordance with regulation of Section 409A of the Internal Revenue Code (“IRC”) as well as FASB ASC Topic 718.

The independent appraisal utilized the market approach, specifically the Backsolve method. The Backsolve method utilizes the economics from a direct transaction in the Company’s securities, specifically, issuances of convertible notes and Series B Convertible Preferred Stock during 2023, in determining fair value. When applying the Backsolve method, the Company evaluated the below valuation inputs:

1)	Total equity value of the Company.

2)	Application the Black-Scholes option pricing method (“OPM”) to the various classes of convertible securities outstanding as of each of the valuation dates outlined above.

3)	Application of a probability-weighted average present value of various classes of convertible securities.

4)	The total value of each share class was divided by the security’s respective fully diluted shares outstanding, in order to calculate the per share value for each security on a marketable basis.

Under the OPM, it was determined the Company’s common stock had a fair value of $0.26 and $0.34 per share as of December 31, 2023 and July 1, 2023, respectively, which included a discount for lack of marketability of 25%. Furthermore, the independent appraisal determined the Company’s expected volatility was 65% and 80% as of December 31, 2023 and July 1, 2023 respectively, by evaluating historical and implied volatilities of guideline companies.

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

In connection with the preparation of this Annual Report, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation under the 2013 Framework, our principal executive and financial officer concluded that our internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Below are the names and certain information regarding the Company’s executive officers and directors:

Name	Age	Title(s)

Dennis Brown	75	Director (Chairman)
Itamar Shimrat	64	Chief Executive Officer, Chief Financial Officer
Darlene Soave	80	Director
George Verstraete	70	Director

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

Board Meetings and Attendance

During the year ended December 31, 2023, the Company’s Board of Directors held no meetings and acted by written consent on 21 occasions.

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

The Board of Directors determined that Mr. Shimrat, also a member of the Audit Committee, is an “audit committee financial expert,” as that is defined in Item 407(d)(5) of Regulation S-K. The Board of Directors has determined that Dr. Brown is an “independent director” and an “audit committee financial expert” based upon said definitions. The Audit Committee held 4 meetings during the fiscal year ended December 31, 2023.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, during the fiscal year ended December 31, 2023, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except that Forms 4 required to be filed by (i) each of Dennis Brown, Darlene Soave and Phyllis Friedman Investment ULC to report the issuance of shares of common stock as payment of in-kind dividends on the shares of Series A Preferred Stock that they own, (ii) Darlene Soave to report the purchase of Series B Preferred Stock and (iii) Darlene Soave and George Verstraete to repot the receipt of warrants have not yet been filed.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth all compensation earned in respect of the Company’s principal executive officer (“PEO”) for 2023 and 2022:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total

Itamar Shimrat	2023	$204,290	$-	$-	$-	$-	$204,290
	2022	$208,088	$-	$-	$-	$-	$208,088

Director Compensation

The following table sets forth certain information concerning the compensation of our non-employee directors for the fiscal year ended December 31, 2023:

					Change in
					Present Value
		Fees Earned			and Nonqualified
		or		Option	Deferred
		Paid In	Stock	Awards	Compensation	All Other
	Year	Salary	Awards	(1)	Earnings	Compensation	Total

Dennis Brown	2023	$-	$-	$-	$-	$-	$-
Darlene Soave	2023	$-	$-	$-	$-	$-	$-
George Verstraete	2023	$-	$-	$-	$-	$-	$-

Outstanding Equity Awards at Fiscal Year End

The following table presents the outstanding equity awards held as of December 31, 2023 by our sole executive officer.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unexercised Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Itamar Shimrat	1,350,000	—	—	$1.00	(1)	3/7/2026	—	—	—	—

(1)	The exercise price of this option is equal to the Fair Market Value of the Shares on the date of grant (as defined in the Company’s 2019 Equity Incentive Plan).

Risk Management

The Company does not believe risks arising from its compensation policies and practices for its employees are reasonably likely to have a material adverse effect on the Company.

Equity Grant Committee

In August 2020, the Board of Directors created an Equity Grant Committee and authorized it to make equity awards to employees, consultants and other service providers. Mr. Brown and Mr. Shimrat are the current members of the Equity Grant Committee. The Equity Grant Committee acted by written consent on 7 occasions during the year ended December 31, 2023.

Compensation Committee Interlocks and Insider Participation

Currently, the Board of Directors does not have a standing compensation committee, or a committee performing similar functions, except for the Equity Grant Committee. During the fiscal year ended 2023, the entire Board of Directors deliberated with respect to executive compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth certain information, as of the date set forth below, with respect to the beneficial ownership of the outstanding Common Stock, Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock by (i) any holder of more than five (5%) percent of the applicable class; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Shares of Common Stock Beneficially Owned(1)

As of June 17, 2024

Name and Address of Beneficial Owner(2):	Common Stock		Percent (3)	Percent of Total Voting Power(4)
Itamar Shimrat, Chief Executive Officer, Chief Financial Officer and Director	1,925,004	(5)	4.54%	3.04%

Dennis Brown, Director (Executive Chairman)	646,599	(6)	1.56%	1.04%

Darlene Soave, Director	7,846,455	(7)	16.26%	22.60%

George Verstraete, Director	2,375,000	(8)	5.47%	3.69%

All directors and executive officers as a group (4 persons)	12,793,063		24.37%	27.57%

Yair Reisner 1515 Holcombe Boulevard Houston, Texas 77030	3,782,004	(9)	8.44%	5.74%

YEDA Research & Development Co., Ltd. P.O. Box 905 Rehovot, 76100, Israel	3,155,348		7.69%	5.09%

Phyllis Friedman Investment ULC Toronto, Ontario, Canada	5,936,836	(10)	14.06%	9.48%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of June 17, 2024 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.
(2)	Except as otherwise indicated, the address of each beneficial owner is c/o Cell Source, Inc., 57 West 57th Street, Suite 400, New York, New York 10019.
(3)	Based on 41,019,348 shares of common stock issued and outstanding as of June 17, 2024.
(4)	Includes voting power attributable to ownership of common stock, Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock.
(5)	Includes 1,350,000 shares of common stock issuable upon the exercise of options to purchase common stock at an exercise price of $1.00 per share.
(6)	Includes 450,000 shares of common stock issuable upon the exercise of options to purchase common stock at an exercise price of $0.75 per share and 66,670 shares of common stock issuable upon conversion of 6,667 shares of Series A Preferred Stock.
(7)	Includes 1,333,340 shares of common stock issuable upon conversion of 133,334 shares of Series A Preferred Stock, 466,670 shares of common stock issuable upon the conversion of 46,667 shares of Series B Preferred Stock 4,265,000 shares of common stock issuable upon the exercise of warrants having an exercise price of $0.75 per share held by a trust of which Ms. Soave serves as trustee, 788,028 shares of common issuable upon the exercise of warrants having an exercise price of $1.25 per share held by a trust of which Ms. Soave serves as trustee and 375,000 shares of common stock issuable upon the exercise of options to purchase common stock at an exercise price of $1.00 per share.
(8)	Includes 375,000 shares of common stock upon the exercise of options to purchase common stock at an exercise price of $0.75 per share and 2,000,000 shares of common stock issuable upon the exercise of warrants having an exercise price of $1.00 per share.
(9)	Includes 3,782,004 shares of common stock issuable upon the exercise of options to purchase common stock at an exercise price of $0.75 per share.
(10)	Includes 435,530 shares of common stock issuable upon conversion of 43,553 shares of Series A Preferred Stock, 300,000 shares of common stock issuable upon the conversion of 30,000 shares of Series B Preferred Stock, 300,000 shares of common stock issuable upon the exercise of options to purchase common stock at an exercise price of $0.75 per share and 337,500 shares of common stock issuable upon the exercise of warrants to purchase common stock at an exercise price of $0.75 per share.

Shares of Preferred Stock Beneficially Owned(1)

As of June 17, 2024

Name and Address of Beneficial Owner(2):	Series A Preferred Stock		Percent(3)	Series B Preferred Stock		Percent(4)	Series C Preferred Stock	Percent(5)	Percent of Total Voting Power(6)
Itamar Shimrat, Chief Executive Officer, Chief Financial Officer and Director	–		–	–		–	–	–	3.04%

Dennis Brown, Director (Executive Chairman)	6,667		*	–		–	–	–	1.04%

Darlene Soave, Director	133,334		9.93%	1,006,227	(7)	81.82%	–	–	22.60%

George Verstraete, Director	–		–	–		–	–	–	3.69%

All directors and executive officers as a group (4 persons)	140,001		10.43%	1,006,227	(7)	81.82%	-	-	27.57%

Hua Tuo Online (Hong Kong) Limited Suite 5207, 52/F Central Plaza 18 Harbour Road Wanchai, Hong Kong	133,334		9.93%	–		–	–	–	2.34%

Acuity Investments LLC 124 South Gay Street Knoxville, Tennessee 37902	130,402	(7)	9.72%	–		–	–	–	3.31%

IGEA Ventures 1057 Commerce Avenue Union, New Jersey 07083	108,667		8.10%	–		–	–	–	2.81%

Ingram Tynes 820 Shades Creek Parkway, Suite 2300 Birmingham, Alabama 35209	23,330		1.74%	–		–	40,000	7.26%	1.42%

Timothy Dieschbourg 1101 Bette Lane Glenview Illinois 60025	–		–	36,800		17.80%	–	–	1.25%

Cipayo Ltd 80 Main Street Road Town Tortola VG 1110, VI	–		–	20,000		9.67%	–	–	*

Michael J. La Morgese 3410 Baron Road Pompano Beach Florida 33062	–		–	13,333		6.44%	17,000	3.09%	1.21%

Next Generation Trust Company as Custodian FBO Tom Karsen IRA 71 Livingston Ave. Suite 204 Roseland New Jersey 07068	-		-	13,333		6.44%	-	-	0.46%

Susan McCracken 4459 Decatur Drive Ferndale, Washington 98248	–		–	–		–	33,333	6.05%	*

Mario Dell’Area 217 Park Drive Eastchester, New York 10709	76,500		5.7%	–		–	–	–	1.79%

*Less than 1%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of June 17, 2024 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.
(2)	Except as otherwise indicated, the address of each beneficial owner is c/o Cell Source, Inc., 57 West 57th Street, Suite 400, New York, New York 10019.
(3)	Based on 1,342,195 shares of Series A Preferred Stock issued and outstanding as of June 17, 2024.
(4)	Based on 206,799 shares of Series B Preferred Stock issued and outstanding as of June 17, 2024.
(5)	Based on 550,815 shares of Series C Preferred Stock issued and outstanding as of June 17, 2024.
(6)	Includes voting power attributable to ownership of common stock, Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock.
(7)	Includes 959,960 shares of Series B Preferred Stock issuable upon conversion of an outstanding convertible note held by a trust of which Ms. Soave serves as trustee.
(8)	Includes 99,468 shares of Series A Preferred Stock owned by Acuity Capital, LLC.

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

For the years ended December 31, 2023 and 2022, the Company recorded expenses in operations of approximately $58,000 related to its Agreement with Yeda.

In May 2017, the Company received a loan of $180,000 from an entity owned by Ben Friedman and a loan of $45,000 from an entity owned by David Zolty. Each of Mr. Friedman and Mr. Zolty was a director of the Company at the time of the loans but resigned their positions as directors in July 2022. The loans, which are non-interest bearing and became due on May 18, 2018, remained outstanding as of December 31, 2023. As of December 31, 2023, the Company had accrued an obligation to issue warrants to purchase 49,500 and 198,000 shares, respectively, at an exercise price of $0.75 per share to the entity owned by Mr. Friedman and Mr. Zolty as a result of the Company’s failure to repay these notes by the maturity date.

In December 2018, the Company received a non-interest-bearing short-term advance in the amount of $100,000 from David Zolty, who was a director at the time of the loan. Because the short-term advance was not repaid by the Company on or before January 15, 2019, the Company was required under the terms of the advance to (i) issue to Mr. Zolty warrants to purchase 100,000 shares of common stock on such date and (ii) to further issue warrants to purchase 25,000 shares of common stock for each month that the advance remains outstanding after such date. As of December 31, 2023, the entire amount of the advance was outstanding. As of December 31, 2023, the Company was required to issue warrants to purchase an aggregate of 1,575,000 shares at an exercise price of $0.75 per share to Mr. Zolty in connection with this advance.

The Company has agreed to issue warrants to purchase 134,000 shares of common stock at an exercise price of $0.75 per share to Mr. Zolty in consideration of Mr. Zolty making a $134,000 payment to Yeda on the Company’s behalf in 2016. As of December 31, 2023, the Company had not issued the warrants to Mr. Zolty.

Darlene Soave was appointed to the Company’s Board of Directors effective March 25, 2021. On October 28, 2019, the Company issued a convertible note payable to Ms. Soave that has a principal amount of $6,000,000. The convertible note, as amended in October 2022, bears interest at 10% per annum and matures on October 28, 2024. Ms. Soave has the right, at her option, to convert the note into shares of the Company’s Series B Convertible Preferred Stock at a price of $7.50 per share at any time after the designation and sale of the Series B Convertible Preferred Stock. Interest accruing under the note will be payable upon the maturity of the note and may be paid at the Company’s option in either cash or shares of the Company’s common stock (calculated based upon $0.75 per share for purposes of calculating the number of shares of common stock to be issued). For each $500,000 advanced under the note, Ms. Soave will be issued a five-year warrant to purchase 400,000 shares of the Company’s common stock at an exercise price of $1.25 per share. During the years ended December 31, 2023 and 2022, the Company received no additional advances. As of December 31, 2023, $3,500,000 of principal under the convertible note was outstanding and the Company had issued warrants to purchase 2,800,000 shares of common stock at an exercise price of $1.25 per share to Ms. Soave. Ms. Soave has assigned the note to a trust for which she serves as trustee.

George Verstraete was appointed to the Company’s Board of Directors on March 10, 2022. The Company and Mr. Verstraete entered into a promissory note agreement dated March 10, 2022, whereby Mr. Verstraete, at his discretion, can loan up to $6,000,000 to the Company. Mr. Verstraete has agreed to loan an aggregate of $2,500,000 to the Company under the note. The note bears interest at a rate of 10% per annum and will mature twelve months from the date of issuance. Mr. Verstraete has the right, at his option, to convert the note into shares of the Company’s Series B Convertible Preferred Stock at a conversion price of $7.50 per share at any time after the creation and sale of the Series B Convertible Preferred Stock. Interest accruing under the note will be payable upon the maturity of the note and may be paid at the Company’s option in either cash or shares of the Company’s common stock (calculated based upon $0.75 per share for purposes of calculating the number of shares of common stock to be issued). For each $500,000 advanced under the note, Mr. Verstraete will be issued a warrant to purchase 400,000 shares of the Company’s common stock at an exercise price of $1.25 per share. Each warrant will have a five-year term. As of December 31, 2022, the Company had received $2,500,000 under the note. In connection with these advances, the Company issued five-year immediately vested warrants to purchase an aggregate of 2,000,000 shares of common stock at an exercise price $1.25 per share. The warrants had an issuance date relative fair value of $233,400 which will be amortized over the term of the note. In February 2023, the Company entered into an agreement whereby $413,018 of payments made by Mr. Verstraete to third parties on behalf of the Company in June 2022 were characterized as convertible notes payable - related parties. Additional advances of $250,000, $100,000, $150,000 and $105,000 were made in April 2023, May 2023, July 2023, and September 2023, respectively, which increased the outstanding principal balance to $3,518,018. Mr. Verstraete has assigned the note to a trust for which Darlene Soave serves as trustee. Effective May 17, 2023, the Company issued warrants to purchase 906,914 shares of common stock at an exercise price of $1.25 per share to the trust in consideration of the advances made under the note in 2023.

Each of Ms. Soave and Mr. Verstraete was issued options to purchase 375,000 shares of the Company’s common stock at an exercise price of $1.00 per share in September 2022 in connection with their service as a director of the Company. The options have terms of five (5) years.

In November 2023, a trust for which Darlene Soave serves as trustee purchased 20,000 shares of the Company’s Series B Convertible Preferred Stock and warrants to purchase 225,000 shares of common stock for a purchase price of $150,000.

In November 2023, Phyllis Friedman Investment ULC purchased 10,000 shares of the Company’s Series B Convertible Preferred Stock and warrants to purchase 112,500 shares of common stock for a purchase price of $75.000.

Director Independence

None of our directors are independent, as that term is defined under the Nasdaq Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of fees for professional services rendered by our independent registered public accounting firm for the years ended December 31, 2023 and 2022:

	December 31,
	2023	2022

Audit Fees	$189,000	$169,435
Tax Fees	-	15,090
Total	$189,000	$184,525

Audit fees represent fees for professional services performed for the audit of our annual financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

Tax fees were for tax compliance services for the years ended December 31, 2023 and 2022.

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

Exhibits

The following exhibits are included as part of this Annual Report:

Exhibit Number	Description
2.1 (1)	Share Exchange Agreement, dated June 30, 2014, by and between Cell Source, Ltd., and Ticket to See, Inc.
3.1 (1)	Articles of Association of Cell Source Limited, dated August 14, 2011, as amended on November 11, 2013
3.2 (2)	Articles of Incorporation of Ticket to See, Inc., dated June 6, 2012
3.3 (3)	Certificate of Amendment to Articles of Incorporation of Ticket to See, Inc., dated June 23, 2014
3.3 (4)	Certificate of Amendment to Articles of Incorporation of Ticket to See, Inc., dated May 20, 2014
3.4 (2)	Bylaws of Cell Source, Inc., dated June 6, 2012
3.5 (18)	Certificate of Designation with respect to Series A Preferred Stock dated November 14, 2016
3.5(a)(32)	Amendment to Certificate of Designation with respect to Series A Preferred Stock
3.6 (27)	Certificate of Designation with respect to Series C Preferred Stock dated July 27, 2021
3.6(a)(32)	Amendment to Certificate of Designation with respect to Series C Preferred Stock
3.7(31)	Certificate of Designation with respect to Series B Preferred Stock dated October 30, 2023
4.1 (29)	Description of Common Stock
10.1 (1)	Form of Subscription Agreement
10.2 (1)	Form of Registration Rights Agreement
10.4 (1)	Form of Consultant Warrant(8)
10.5 (1)	Form of Researcher Company Warrant
10.6 (1)	Form of Company Warrant
10.8 (1)	Research and License Agreement by and between Yeda Research and Development Company Limited and Cell Source Limited, dated October 3, 2011
10.9 (1)	Amendment to Research and License Agreement
10.10 (1)	Evaluation and Exclusive Option Agreement by and between Yeda Research and Development Company Limited and Cell Source Limited, dated Oct. 3, 2011 (included in Exhibit 10.7)
10.11 (1)	Amendment dated April 1, 2014 to Evaluation and Exclusive Option Agreement by and between Yeda Research and Development Company Limited and Cell Source Limited
10.12 (1)	Second Amendment dated June 22, 2014 to Evaluation and Exclusive Option Agreement by and between Yeda Research and Development Company Limited and Cell Source Limited
10.13 (1)	Consulting Agreement by and between Cell Source Limited and Professor Yair Reisner
10.14 (6)	Form of Amendment No. 1 to Registration Rights Agreement
10.15 (7)	Bridge Funding Agreement
10.16 (5)	Third Amendment dated June 22, 2014 to Evaluation and Exclusive Option Agreement by and between Yeda Research and Development Company Limited and Cell Source Limited
10.17 (8)	Form of Consulting Agreement pursuant to which the Company issued warrants to purchase an aggregate of 2,000,000 shares of the Company’s common stock
10.18 (9)	Form of Promissory Note issued to the Company’s Chief Executive Officer
10.19(10)	Form of March 2015 Promissory Note
10.20(10)	Form of March 2015 Warrant

10.21(11)	Form of Note Amendment Letter Agreement
10.22(11)	Form of May 2015 Note
10.23(11)	Form of May 2015 Warrant
10.24(12)	Form of Advisory/Consulting Agreement
10.25(13)	Zolty Promissory Note
10.26(13)	Zolty Warrant
10.27(13)	Form of July 2015 Convertible Promissory Note
10.28(13)	Form of July 2015 Warrant
10.29(15)	Form of Bridge Note Subscription Agreement
10.30(15)	Form of Convertible Note
10.31(15)	Form of March 2016 Note
10.32(15)	Form of March 2016 Warrant
10.33(18)	Form of July 2016 Warrants
10.34(18)	Second Amendment to Research and License Agreement dated as of November 28, 2016 between the Company and Yeda Research and Development Company Limited
10.35(18)	Third Amendment to Research and License Agreement dated as of March 29, 2018 between the Company and Yeda Research and Development Company Limited
10.36(18)	Fourth Amendment to Research and License Agreement dated as of March 30, 2018 between the Company and Yeda Research and Development Company Limited
10.36(a)(29)	Fifth Amendment to Research and License Agreement dated as of June 30, 2019 between the Company and Yeda Research and Development Company Limited
10.37(16)	Convertible Note due July 27, 2016
10.38(17)	Promissory Note dated May 10, 2016
10.39(19)	Sponsored Research Agreement dated November 28, 2018 between The University of Texas M.D. Anderson Cancer Center and Cell Source Limited**
10.39(a)(20)	Amendment No. 1 to Veto Cell Production and Clinical Trial Program Agreement dated as of April 4, 2019 between Cell Source Limited and the University of Texas M.D. Cancer Center**
10.39(b)(28)	Amendment No. 2 to Sponsored Research Agreement dated October 18, 2021 between the University of Texas MD Anderson Cancer Center and Cell Source Ltd.
10.39(c)(31)	Amendment No. 3 to Sponsored Research Agreement dated November 15, 2022 between the University of Texas MD Anderson Cancer Center and Cell Source Ltd.
10.39(d)(31)	Amendment No. 4 to Sponsored Research Agreement dated November 6, 2023 between the University of Texas MD Anderson Cancer Center and Cell Source Ltd.
10.40(19)	Agreement for Veto Cell Production and Clinical Trial Program dated February 19, 2019 between The University of Texas M.D. Anderson Cancer Center and Cell Source Limited**
10.41(21)	2019 Equity Incentive Plan
10.42(21)	Stock Option Agreement dated as of August 11, 2019 before Cell Source, Inc. and Yair Reisner
10.43(21)	Stock Option Agreement dated as of August 11, 2019 between Cell Source, Inc. and Yair Reisner
10.44(21)	Convertible Promissory Note dated July 2, 2019
10.45(21)	Convertible Promissory Note dated May 20, 2019
10.46(21)	Promissory Note dated July 29, 2019
10.47(22)	Convertible Note effective October 28, 2019
10.48(22)	Sixth Amendment to Research and License Agreement effective December 31, 2019 between Yeda Research and Development Company Limited and Cell Source Limited**
10.49(23)	Convertible Promissory Note dated January 10, 2020
10.50(23)	Form of Placement Agent Warrant dated February 13, 2020
10.51(24)	Form of Securities Purchase Agreement between Cell Source, Inc. and Purchaser of 10% OID Convertible Promissory Note.
10.53(24)	Form of 10% OID Convertible Promissory Note.
10.54(24)	Form of Warrant issued to purchaser of 10% OID Convertible Promissory Note.
10.54(25)	Form of Warrant issued to Members of Scientific Advisory Board.
10.55(25)	Form of Warrant issued to Service Providers.
10.56(25)	Form of Director Stock Option Agreement.

10.57(25)	Form of Consultant Stock Option Agreement.
10.58(25)	Form of 8% Convertible Promissory Note.
10.59(25)	Form of Warrant issued to Purchasers of 8% Convertible Promissory Note
10.60(26)	Form of Note Exchange Agreement between Cell Source, Inc. and holder of 10% OID Convertible Promissory Note.
10.62(26)	Second Amended and Restated 10.0% Convertible Note.
10.63(26)	Seventh Amendment to Research and License Agreement dated November 15, 2020 between Yeda Research and Development Company Limited and Cell Source Limited
10.63(a)(29)	Eighth Amendment to Research and License Agreement dated as of December 2, 2021 between the Company and Yeda Research and Development Company Limited
10.64(27)	Third Amended and Restated Convertible Note issued to Darlene Soave.
10.64(a)(30)	Amendment No. 1 to Third Amended and Restated Note
10.64(b)(30)	Amendment No. 2 to Third Amended and Restated Note
10.64(c)(30)	Amendment No. 3 to Third Amended and Restated Note
10.64(d)(31)	Amendment No. 4 to Third Amended and Restated Note
10.68(29)	10% Convertible Note issued to George Verstraete.
10.68(a)(30)	Amendment No. 1 to 10% Convertible Note
10.68(b)(31)	Amendment No. 2 to 10% Convertible Note
10.69*	Original Issue Discount Note issued to Darlene Soave Revocable Trust
10.70*	Original Issue Discount Note issued to David Zolty Investment ULC
10.71*	Original Issue Discount Note issued to Solomon Zolty Investment ULC
10.72*	Original Issue Discount Note issued to Phyllis Friedman Investment ULC
10.73*	Original Issue Discount Note issued to Honey Kamenetsky Investment ULC
10.74*	Original Issue Discount Note issued to Helen Samuels Investment ULC
21(14)	Subsidiaries
31.1*	Certification of principal executive and principal financial officer pursuant to Section 302 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of principal executive and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2014.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 6, 2012.
(3)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 26, 2014.
(4)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 6, 2014.
(5)	Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 19, 2014.
(6)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 8, 2014.
(7)	Incorporated by reference to the Company’s Registration Statement Form S-1/A filed with the Securities and Exchange Commission on September 23, 2014.
(8)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 30, 2014.
(9)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 2, 2014.
(10)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 1, 2015.
(11)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 3, 2015.

(12)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 10, 2015.
(13)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 28, 2015.
(14)	Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 13, 2015.
(15)	Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 14, 2016.
(16)	Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 13, 2016.
(17)	Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 15, 2016.
(18)	Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on July 25, 2018.
(19)	Incorporated by reference to the Company’s Form 10-K/A filed with the Securities and Exchange Commission on June 19, 2019.
(20)	Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 20, 2019.
(21)	Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 14, 2019.
(22)	Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 30, 2020.
(23)	Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 15, 2020.
(24)	Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020.
(25)	Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 13, 2020.
(26)	Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 15, 2021.
(27)	Incorporated by reference to the Company’s Form 10-Q filed by the Company with the Securities and Exchange Commission on August 12, 2021.
(28)	Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 15, 2021.
(29)	Incorporated by reference to the Company’s Form 10-K filed by the Company with the Securities and Exchange Commission on April 15, 2022.
(30)	Incorporated by reference to the Company’s Form 10-K filed by the Company with the Securities and Exchange Commission on August 8, 2021.
(31)	Incorporated by reference to the Company’s Form 10-Q filed by the Company with the Securities and Exchange Commission on November 9, 2021
(32)	Incorporated by reference to the Company’s Form 10-K filed by the Company with the Securities and Exchange Commission on August 8, 2023.
*	Filed Herewith
**	Certain information has been excluded from this exhibit because (i) it is not material and (ii) would be competitively harmful if publicly disclosed.

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CELL SOURCE, INC.

Dated: June 24, 2024	By:	/s/ Itamar Shimrat
	Name:	Itamar Shimrat
	Title:	Chief Executive Officer and
Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/s/ Dennis Brown	Chairman	June 24, 2024
Dennis Brown

By:	/s/ Itamar Shimrat	Chief Executive Officer and Chief Financial Officer	June 24, 2024
	Itamar Shimrat	(Principal Executive, Financial and Accounting Officer)

By:	/s/ Darlene Soave	Director	June 24, 2024
Darlene Soave

By:	/s/ George Verstraete	Director	June 24, 2024
George Verstraete

CELL SOURCE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Cell Source, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cell Source, Inc. and Subsidiary (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of Common Stock Price

As discussed in Note 3 to the consolidated financial statements, the Company obtained third-party valuations of its common stock price as of December 31, 2023 and July 1, 2023, which was used in management’s estimation of fair value of its equity instruments during the year ended December 31, 2023. The estimates used by management are considered highly complex and subjective. The independent valuations utilized the market approach, specifically the Backsolve method. The Backsolve method utilizes the economics from a direct transaction in the Company’s securities in determining fair value. The Backsolve method utilizes the Black-Scholes option pricing method (“OPM”) which allocated a probability-weighted present value to the Company’s convertible securities with the following steps being applied:

a)	Establishment of total enterprise or equity value;
b)	Analysis of equity rights for each class of security;
c)	Selection of appropriate model for valuation purposes;
d)	Determination of key valuation inputs; and
e)	Computation of the fair value of the subject security.

Under the OPM, it was determined the Company’s common stock fair value was $0.26 and $0.34 per share as of December 31, 2023 and July 1, 2023, respectively, which included a discount for lack of marketability of 25%. Furthermore, the independent valuations determined the Company’s expected volatility was 65% and 80% as of December 31, 2023 and July 1, 2023, respectively, by evaluating historical and implied volatilities of guideline companies.

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

New York, NY

June 24, 2024

CELL SOURCE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022

Assets
Current Assets:
Cash	$22,203	$222,665
Prepaid expenses	160,750	164,175
Other current assets	12,218	23,005
Total Assets	$195,171	$409,845

Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accounts payable	$1,467,052	$680,325
Accrued expenses	1,225,195	1,485,857
Accrued expenses - related parties	144,500	86,500
Accrued interest	939,549	809,426
Accrued interest - related parties	1,480,117	987,310
Accrued compensation	960,554	849,898
Notes payable, net of debt discount of $776 and $12,968 as of December 31, 2023 and 2022, respectively	710,317	768,126
Notes payable - related parties	150,000	150,000
Convertible notes payable, net of debt discount of $16,179 and $41,650 as of December 31, 2023 and 2022, respectively	1,078,821	908,311
Convertible notes payable - related parties, net of debt discount of $0 and $147,230 as of December 31, 2023 and 2022, respectively	7,315,036	6,077,770
Derivative liabilities	33,000	-
Financing liability	42,033	-
Advances payable	135,000	135,000
Advances payable - related party	100,000	100,000
Accrued dividend payable	25,540	5,217
Total Liabilities	15,806,714	13,043,740

Commitments and contingencies (Note 11)

Stockholders’ Deficiency:
Preferred stock, $0.001 par value, 10,000,000 shares authorized
Series A Convertible Preferred Stock, 1,350,000 shares designated, 1,342,195 shares issued and outstanding as of December 31, 2023 and 2022; liquidation preference of $10,066,463 as of December 31, 2023 and 2022, respectively	1,342	1,342
Series B Convertible Preferred Stock, 2,000,000 shares designated, 106,668 and 0 shares issued and outstanding as of December 31, 2023 and 2022, respectively; liquidation preference of $806,805 and $0 as of December 31, 2023 and 2022, respectively	107	-
Series C Convertible Preferred Stock, 1,000,000 shares designated, 537,482 and 502,776 shares issued and outstanding as of December 31, 2023 and 2022, respectively; liquidation preference of $4,049,861 and $3,776,039 as of December 31, 2023 and 2022, respectively	537	503
Common stock, $0.001 par value, 200,000,000 shares authorized; 39,830,802 and 36,081,758 shares issued and outstanding as of December 31, 2023 and 2022, respectively	39,831	36,082
Additional paid-in capital	26,014,028	23,674,354
Accumulated deficit	(41,667,388)	(36,346,176)
Total Stockholders’ Deficiency	(15,611,543)	(12,633,895)
Total Liabilities and Stockholders’ Deficiency	$195,171	$409,845

The accompanying notes are an integral part of these consolidated financial statements.

CELL SOURCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2023	2022

Operating Expenses:
Research and development	$1,519,995	$1,938,173
Research and development - related party	58,000	58,000
Loss on legal settlement	142,600	-
General and administrative	2,604,751	2,179,160
Total Operating Expenses	4,325,346	4,175,333
Loss From Operations	(4,325,346)	(4,175,333)

Other (Expense) Income:
Interest expense	(135,246)	(170,868)
Interest expense - related parties	(532,871)	(536,247)
Interest expense - amortization of debt discount	(126,364)	(136,356)
Interest expense - amortization of debt discount - related party	(254,205)	(148,944)
Change in fair value of derivative liability	10,900	-
Gain on extinguishment of note payable	41,920	-
Total Other Expense	(995,866)	(992,415)
Net Loss	(5,321,212)	(5,167,748)
Dividend attributable to Series A, Series B, and Series C preferred stockholders	(1,228,685)	(1,157,486)
Net Loss Applicable to Common Stockholders	$(6,549,897)	$(6,325,234)

Net Loss Per Common Share - Basic and Diluted	$(0.17)	$(0.18)

Weighted Average Common Shares Outstanding -
Basic and Diluted	37,786,410	34,836,169

The accompanying notes are an integral part of these consolidated financial statements.

CELL SOURCE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Convertible Preferred		Convertible Preferred		Convertible Preferred				Additional		Total
	Stock - Series A		Stock - Series B		Stock - Series C		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance, January 1, 2022	1,342,195	$1,342	-	$-	272,021	$272	34,360,546	$34,361	$21,316,318	$(31,178,428)	$(9,826,135)

Conversion of convertible notes payable and accrued interest into Series C Convertible Preferred Stock and common stock	-	-	-	-	230,755	231	95,214	95	1,801,783	-	1,802,109

Series A and C Convertible Preferred Stock dividends:
Accrual of earned dividends	-	-	-	-	-	-	-	-	(1,157,486)	-	(1,157,486)
Payment of dividends in kind	-	-	-	-	-	-	1,625,998	1,626	1,217,872	-	1,219,498

Issuance of warrants in connection with issuance of convertible notes payable	-	-	-	-	-	-	-	-	242,183	-	242,183

Warrants issued in satisfaction of accrued interest	-	-	-	-	-	-	-	-	173,712	-	173,712

Stock-based compensation:
Warrants	-	-	-	-	-	-	-	-	5,372	-	5,372
Options	-	-	-	-	-	-	-	-	74,600	-	74,600

Net loss	-	-	-	-	-	-	-	-	-	(5,167,748)	(5,167,748)

Balance, December 31, 2022	1,342,195	$1,342	-	$-	502,776	$503	36,081,758	$36,082	$23,674,354	$(36,346,176)	$(12,633,895)

Issuance of Series B Convertible Preferred Stock and warrants for cash, net	-	-	106,668	107	-	-	-	-	799,811	-	799,918

Conversion of convertible notes payable and accrued interest into Series C Convertible Preferred Stock and common stock	-	-	-	-	110,001	110	58,780	59	866,551	-	866,720

Series A, B, and C Convertible Preferred Stock dividends:
Accrual of earned dividends	-	-	-	-	-	-	-	-	(1,228,685)	-	(1,228,685)
Payment of dividends in kind	-	-	-	-	-	-	1,611,304	1,611	1,206,751	-	1,208,362

Issuance of warrants in connection with issuance of convertible notes payable	-	-	-	-	-	-	-	-	141,672	-	141,672

Issuance of warrants in connection with issuance of notes payable	-	-	-	-	-	-	-	-	1,337	-	1,337

Issuance of common stock in connection with extinguishment of note payable	-	-	-	-	-	-	176,000	176	57,904	-	58,080

Conversion of Series C Convertible Preferred Stock into common stock	-	-	-	-	(75,295)	(76)	752,960	753	(677)	-	-

Warrants issued in satisfaction of accrued interest	-	-	-	-	-	-	-	-	40,167	-	40,167

Issuance of warrants in connection with modification of convertible note payable	-	-	-	-	-	-	-	-	3,529	-	3,529

Stock-based compensation:
Warrants	-	-	-	-	-	-	-	-	71,464	-	71,464
Common stock	-	-	-	-	-	-	1,150,000	1,150	379,850	-	381,000

Net loss	-	-	-	-	-	-	-	-	-	(5,321,212)	(5,321,212)

Balance, December 31, 2023	1,342,195	$1,342	106,668	$107	537,482	$537	39,830,802	$39,831	$26,014,028	$(41,667,388)	$(15,611,543)

The accompanying notes are an integral part of these consolidated financial statements.

CELL SOURCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Years Ended
	December 31,
	2023	2022

Cash Flows From Operating Activities:
Net loss	$(5,321,212)	$(5,167,748)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment of note payable	(41,920)	-
Change in fair value of derivative liability	(10,900)	-
Loss on legal settlement	126,400	-
Interest expense - amortization of debt discount	126,364	136,356
Interest expense - amortization of debt discount - related party	254,205	148,944
Non-cash interest expense - warrants	(144,661)	102,355
Stock-based compensation:
Options	-	74,600
Warrants	69,555	4,832
Common stock	375,791	(1,545)
Changes in operating assets and liabilities:
Prepaid expenses	324,925	39,575
Other current assets	10,787	(6,083)
Accounts payable	786,727	457,284
Accrued expenses	152,357	388,836
Accrued expenses - related parties	58,000	14,500
Accrued interest	227,044	111,861
Accrued interest - related parties	585,873	471,666
Accrued compensation	72,774	85,881
Net Cash Used In Operating Activities	(2,347,891)	(3,138,686)

Cash Flows From Financing Activities:
Proceeds from issuance of convertible notes payable	919,960	775,000
Proceeds from issuance of convertible notes payable - related party	677,018	2,500,000
Proceeds from issuance of notes payable	30,000	168,094
Repayment of notes payable	-	(146,912)
Proceeds from issuance of Series B Convertible Preferred Stock and warrants, net	799,918	-
Repayment of financing liability	(279,467)	(27,926)
Net Cash Provided By Financing Activities	2,147,429	3,268,256

Net (Decrease) Increase In Cash	(200,462)	129,570

Cash - Beginning of Year	222,665	93,095
Cash - End of Year	$22,203	$222,665

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$-	$-
Income taxes	$949	$19,898

Non-cash investing and financing activities:
Accrual of earned preferred stock dividends	$(1,228,685)	$(1,157,486)
Common stock issued in connection with payment of Series A and C Convertible Preferred Stock dividends in-kind	$1,208,362	$1,219,498
Financing of Directors and Officer’s insurance	$321,500	$-
Conversion of Series C Convertible Preferred Stock into common stock	$753	$-
Conversion of accrued expenses into note principal	$413,018	$-
Accrual of warrant obligations in connection with issuance of notes payable	$40,167	$-
Warrants issued in satisfaction of accrued interest	$(40,167)	$-
Issuance of warrants in connection with the issuance of notes payable and convertible notes payable	$143,009	$242,183
Issuance of warrants in satisfaction of accrued interest	$-	$173,712
Conversion of convertible notes payable and accrued interest into Series C Preferred Stock and common stock	$866,720	$1,802,109
Issuance of embedded derivative liabilities in connection with issuance of note payable	$12,500	$-
Issuance of common stock in connection with extinguishment of note payable	$58,080	$-

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

Risks and Uncertainties

On October 7, 2023, a conflict arose between Israel and Hamas militants on Israel’s southern border from the Gaza Strip. The intensity and duration of Israel’s current war against Hamas is difficult to predict, and as are such war’s economic implications on the Company’s business and operations. To the extent that any of these negative developments do occur, they may have an adverse effect on the Company’s business, results of operations and its ability to raise additional funds. As of December 31, 2023, the Company considered the impact of the war on its business and operational assumptions and estimates and determined there were no material adverse impacts on the Company’s consolidated results of operations and financial position as of and for the year ended December 31, 2023.

Note 2 – Going Concern and Management’s Plans

During the years ended December 31, 2023 and 2022, the Company had not generated any revenues, had recurring net losses of $5,321,212 and $5,167,748, respectively, and used cash in operations of $2,347,891 and $3,138,686, respectively. As of December 31, 2023, the Company had a working capital deficiency of $15,611,543 and an accumulated deficit of $41,667,388. As of December 31, 2023 and through the date of this filing, notes payable with principal amounts totaling $1,876,093 and $1,906,093, respectively, were past due and are classified as current liabilities on the consolidated balance sheet as of December 31, 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date these financial statements are issued.

The Company is currently funding its operations on a month-to-month basis. While there can be no assurance that it will be successful, the Company is in active negotiations to raise additional capital. The Company’s primary sources of operating funds since inception have been equity and debt financings. Management’s plans include continued efforts to raise additional capital through debt and equity financings. There is no assurance that these funds will be sufficient to enable the Company to fully complete its development activities or attain profitable operations. If the Company is unable to obtain such additional financing on a timely basis or, notwithstanding any request the Company may make, if the Company’s debt holders do not agree to convert their notes into equity or extend the maturity dates of their notes, the Company may have to curtail its development, marketing and promotional activities, which would have a material adverse effect on the Company’s business, financial condition and results of operations, and ultimately the Company could be forced to discontinue its operations and liquidate. Subsequent to December 31, 2023 and as more fully described in Note 13, Subsequent Events, the Company received aggregate proceeds of $646,672 from the issuance of notes payable and $751,000 from the issuance of Series B Convertible Preferred Stock.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and the amounts disclosed in the related notes to the financial statements. Management bases its estimates and judgements on historical experience and on various other assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities reported in the Company’s balance sheets and the amounts of expenses reported for each of the periods presented are affected by estimates and assumptions, which are used for, but not limited to, fair value of the Company’s common stock price using the Backsolve method. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates. Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the consolidated financial statements in the period that they are determined to be necessary. See the Valuation of Common Stock Price section of this note for additional detail of the use of estimates in estimating the fair value of the Company’s common stock.

Cash and Cash Equivalents

The Company considers all highly-liquid instruments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2023 and 2022, the Company did not have any cash equivalents. The Company maintains cash in bank accounts, which, at times, may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company has not experienced any losses in such accounts, periodically evaluates the creditworthiness of the financial institutions and has determined the credit exposure to be negligible. The Company’s foreign bank accounts are not subject to FDIC insurance.

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

The Company primarily uses the Black-Scholes option pricing model to estimate the fair value of its warrants and embedded conversion options. The Black-Scholes option pricing model includes subjective input assumptions that can materially affect the fair value estimates.

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

The Company’s policy is to classify assessments, if any, for tax-related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of operations. Tax related interest and penalties of $0 and $19,898 were charged to the consolidated statements of operations during the years ended December 31, 2023 and 2022, respectively.

Research and Development

Research and development expenses are recognized to operations as they are incurred and consist of fees paid to academic institutions (for sponsored research), consultants, hospitals for clinical trials and related clinical manufacturing costs, as well as license fees to the owners of the licensed intellectual property and milestone payments based on the number of patients treated in clinical trials. The Company records prepaid expenses on its consolidated balance sheets for the payment of research and development expenses in advance of services being provided. As of December 31, 2023 and 2022, the Company did not have any research and development expenses that were prepaid or capitalized.

Valuation of Common Stock Price

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

Because the Company’s common stock historically was not actively traded on a public market, the fair value of the Company’s restricted equity instruments is estimated by management based on observations of the sales prices of both restricted and freely tradable common stock, or instruments convertible into common stock. The Company obtained a third-party valuation of its common stock as of December 31, 2023, July 1, 2023 and December 31, 2022, which was considered in management’s estimation of fair value during the years ended December 31, 2023 and 2022. The third-party valuation was performed in accordance with regulation of Section 409A of the Internal Revenue Code (“IRC”) as well as FASB ASC Topic 718. The estimates used by management are considered highly complex and subjective. The Company anticipates that once its shares become more actively traded, the use of such estimates will no longer be necessary to determine the fair value of its common stock.

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

Under the OPM, it was determined the Company’s common stock had a fair value of $0.26, $0.34 and $0.33 per share as of December 31, 2023, July 1, 2023 and December 31, 2022, respectively, which included a discount for lack of marketability of 25%. Furthermore, the independent appraisal determined the Company’s expected volatility was 65%, 80% and 80% as of December 31, 2023, July 1, 2023 and December 31, 2022, respectively, by evaluating historical and implied volatilities of guideline companies.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States Dollar. The functional currency of the Company’s operating subsidiary is their local currency (The New Israeli Shekel). Assets and liabilities are translated based on the exchange rates at the balance sheet date, while revenue and expense accounts are translated at the actual exchange rates in the effect of the date of the transaction during the year. Equity accounts are translated at historical exchange rates. The resulting translation gain and loss adjustments are accumulated as a component of other comprehensive income. Foreign currency gains and losses resulting from transactions denominated in foreign currencies, including intercompany transactions, are included in results of operations. The translation gains and losses for the years ended December 31, 2023 and 2022 are immaterial.

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

The common stock equivalents associated with the following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	December 31,
	2023	2022

Options	6,932,004	6,932,004
Warrants	15,438,607	13,878,079
Convertible notes [1] [2]	13,331,062	2,140,697
Convertible preferred stock	19,863,450	18,449,713
Total	55,565,123	41,400,493

[1]

Convertible notes are assumed to be converted at the rate of $0.75 per common share, which is the conversion price as of December 31, 2023 and 2022. However, as further described in Note 8, Notes Payable, such conversion rates are subject to adjustment under certain circumstances, such as stock splits and stock dividends, which may result in the issuance of common shares greater than the amount indicated.

[2]	As of December 31, 2022, excludes shares of common stock underlying convertible notes that are expected to become convertible into shares of Series B Convertible Preferred Stock since such stock had not been designated by the Company as of December 31, 2022.

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) and its components in its consolidated financial statements. Comprehensive income (loss) consists of net loss and foreign currency translation adjustments affecting stockholders’ deficiency that, under U.S. GAAP, are excluded from net loss. The differences between net loss as reported and comprehensive income (loss) are immaterial. As of December 31, 2023, the exchange rate between the New Israeli Shekel and the U.S. Dollar was 1 to 2.77 and the weighted average exchange rate for the year then ended was 1 to 2.71. As of December 31, 2022, the exchange rate between the New Israeli Shekel and the U.S. Dollar was 1 to 2.83 and the weighted average exchange rate for the year then ended was 1 to 2.98.

Sequencing Policy

As a result of the issuance of a convertible note payable on December 29, 2023 that is convertible into the Company’s common stock at a variable conversion price with no floor (see Note 8, Notes Payable for details), the Company adopted a sequencing policy under ASC 815-40-35, whereby, in the event that reclassification of contracts from equity to assets or liabilities is necessary pursuant to ASC 815 due to the Company’s inability to demonstrate it has sufficient authorized shares as a result of certain securities with a potentially indeterminable number of shares, shares will be allocated on the basis of the earliest issuance date of potentially dilutive instruments, with the earliest grants receiving the first allocation of shares. Pursuant to ASC 815, issuance of securities to the Company’s employees or directors are not subject to the sequencing policy.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but through the date these consolidated financial statements are issued. Based upon that evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements except as disclosed in Note 13, Subsequent Events.

Recent Accounting Standards

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820), “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” which clarifies that contractual restrictions on equity security sales are not considered part of the security unit of account and, therefore, are not considered in measuring fair value. In addition, the restrictions cannot be recognized and measured as separate units of account. Disclosures on such restrictions are also required. The amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and are required to be applied prospectively, with any adjustments from the adoption recognized in earnings and disclosed. The adoption of ASU 2022-03 on January 1, 2024 did not have a material impact on the Company’s financial position, results of operations, and cash flows.

In July 2023, the FASB issued ASU 2023-03 to amend various SEC paragraphs in the Accounting Standards Codification to primarily reflect the issuance of SEC Staff Accounting Bulletin No. 120. ASU No. 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock.” ASU 2023-03 amends the ASC for SEC updates pursuant to SEC Staff Accounting Bulletin No. 120; SEC Staff Announcement at the March 24, 2022 Emerging Issues Task Force (“EITF”) Meeting; and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 - General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. These updates were immediately effective and did not have a significant impact on the Company’s consolidated financial statements.

In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative,” to amend certain disclosure and presentation requirements for a variety of topics within the ASC. These amendments align the requirements in the ASC to the removal of certain disclosure requirements set out in Regulation S-X and Regulation S-K, announced by the SEC. The effective date for each amended topic in the ASC is either the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or on June 30, 2027, if the SEC has not removed the requirements by that date. Early adoption is prohibited. The Company is currently evaluating the impact of this standard but does not expect it to have a material impact on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segments Disclosures (Topic 280), which updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on both an annual and interim basis. The guidance becomes effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Since this new ASU addresses only disclosures, the Company does not expect the adoption of this ASU to have any material effects on its financial condition, results of operations or cash flows. The Company is currently evaluating any new disclosures that may be required upon adoption of ASU 2023-07.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This update also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company is currently evaluating the impact of this standard but does not expect it to have a material impact on its consolidated financial statements.

Note 4 – Fair Value

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all of the Company’s instruments recorded at fair value, which were all Level 3 liabilities measured at fair value on a recurring basis using unobservable inputs during the years ended December 31, 2023 and 2022:

	Accrued	Accrued	Derivative
	Interest	Compensation	Liability	Total

Balance - January 1, 2022	$402,344	$61,306	$-	$463,650
Accrual of warrant obligation	173,712	-	-	173,712
Issuance of warrants	(173,712)	-	-	(173,712)
Change in fair value	102,356	(2,086)	-	100,270
Balance - December 31, 2022	$504,700	$59,220	$-	$563,920
Accrual of warrant obligation	40,167	-	-	40,167
Accrual of common stock obligation	-	37,959	-	37,959
Issuance of warrants	(40,167)	-	-	(40,167)
Issuance of warrants and conversion option	-	-	43,900	43,900
Change in fair value	(148,190)	(77)	(10,900)	(159,167)
Balance - December 31, 2023	$356,510	$97,102	$33,000	$486,612

See Note 6, Accrued Compensation, Note 8, Notes Payable, Note 10, Stockholders’ Deficiency, and Note 11, Commitments and Contingencies for additional details.

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

In applying the Black-Scholes option pricing model utilized in the valuation of Level 3 liabilities, the Company used the following approximate assumptions:

	For the Years Ended
	December 31,
	2023	2022

Risk-free interest rate	3.60% - 4.70%	2.42% - 4.25%
Expected term (years)	4.00 - 5.00	4.00 - 5.00
Expected volatility	65%- 80%	80% - 90%
Expected dividends	0.00%	0.00%

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

As of December 31, 2023 and 2022, the Company had an obligation to issue 363,095 and 154,495 shares of common stock, respectively, to certain service providers and as a legal settlement to a certain holder of the Company’s common stock that had a fair value of $90,774 and $50,983, respectively, which was a component of accrued compensation on the consolidated balance sheets. Furthermore, as of December 31, 2023 and 2022, the Company has an obligation to issue warrants to purchase 42,930 shares of the Company’s common stock to service providers that had a fair value of $6,328 and $8,237, respectively. See Note 10, Stockholders’ Deficiency – Common Stock and Stock Warrants and Note 13, Subsequent Events – Common Stock for additional details associated with the issuance of common stock and warrants.

Note 5 – Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2023	2022

Accrued other professional fees	$564,818	$719,028
Accrued legal fees	400,670	198,154
Accrued research and development	200,000	516,516
Other accrued expenses	43,610	36,062
Accrued director compensation	9,750	9,750
Accrued third-party payments	6,347	6,347
Total accrued expenses	$1,225,195	$1,485,857

See Note 11, Commitments and Contingencies for details on accrued expenses - related parties.

Note 6 – Accrued Compensation

Accrued compensation consisted of the following:

	December 31,
	2023	2022

Pension insurance	$282,330	$254,736
Severance	182,140	164,640
Witholding tax	132,615	127,963
Accrued payroll	128,165	88,644
Vacation	86,216	77,429
Stock-based compensation - common stock	90,774	50,983
Social security	51,986	77,266
Stock-based compensation - warrants	6,328	8,237
Total accrued compensation	$960,554	$849,898

Note 7 – Advances Payable

Advances payable and advances payable – related party represent cash received from lenders for working capital purposes. See Note 12, Related Party Transactions.

During the years ended December 31, 2023 and 2022, the Company did not repay any cash advances.

Note 8 – Notes Payable

The Company has a variety of outstanding debt instruments consisting of: a) notes payable, b) notes payable to related parties, c) convertible notes payable, and d) convertible notes payable to related parties. The notes within each of those groups are described in the sections below.

As of December 31, 2023 and through the date of this filing, notes payable with principal amounts totaling $1,876,093 and $1,906,093, respectively, were past due and are classified as current liabilities on the consolidated balance sheet as of December 31, 2023. Such notes continue to accrue interest and all relevant penalties have been accrued as of December 31, 2023. The Company is in negotiations with all holders of notes payable to extend the maturity dates of such notes or to convert the principal and accrued interest into equity.

During the years ended December 31, 2023 and 2022, the Company recorded interest expense of $668,117 and $707,115, respectively, and amortization of debt discount of $380,569 and $285,300 respectively. As of December 31, 2023 and 2022, the Company had $2,419,666 and $1,796,736, respectively, of accrued interest (including interest in the form of warrants see Note 4, Fair Value) and penalties related to notes payable, which is included with accrued interest and accrued interest – related parties on the consolidated balance sheets.

a) Notes payable consist of the following:

				December 31,
	Issuance Date	Interest Rate	Maturity Date	2023	2022
	March 26, 2015	12%	Past Due	$150,000	$150,000
	May 15, 2015	0%	Past Due	250,000	250,000
	May 10, 2016	6%	Past Due	53,000	53,000
	July 20, 2016 - October 13, 2016	10%	Past Due	60,000	60,000
i)	February 26, 2018	0%	Past Due	-	100,000
ii)	June 16, 2022	10%	Past Due	168,093	155,126
iii)	December 18, 2023	0%	01-18-2024	30,000	-
	Total principal outstanding			$711,093	$768,126
	Less: unamortized debt discount			(776)	-
	Notes payable, net			$710,317	$768,126

Details regarding certain of these notes are as follows (which numbering corresponds to the above table):

i)

On June 12, 2023, the Company issued 176,000 shares of common stock to the holder of a promissory note issued by the Company in the principal amount of $100,000 that matured in May 2018 in exchange for the cancellation of the note. The exchange was accounted for as debt extinguishment and the Company recorded a gain on extinguishment of note payable of $41,920 which is included in other expense on the consolidated statements of operations. See Note 10, Stockholders’ Deficiency – Common Stock for additional details.

During the year ended December 31, 2022, the Company paid $146,912 to noteholders as a partial repayment of principal such that the notes had $150,000 outstanding as of December 31, 2022 after the partial repayment. See Note 11, Commitments and Contingencies - Litigation for information regarding the partial repayment of these notes during 2022 in connection with a legal matter related to certain of these notes. As of December 31, 2022, the note had been repaid in full.

ii)

On June 16, 2022, the Company issued a note payable in the principal amount of $168,094 which has a maturity date of June 16, 2023. The note accrues interest at 10% per annum and the interest shall be payable, at the Company’s election, either in cash or in common stock at $0.75 per share. In connection with the issuance, the Company issued a five-year immediately vested warrant to purchase 200,000 shares of common stock at an exercise price $0.75 per share. The warrants had an issuance date relative fair value of $31,814 which was recorded as debt discount and was amortized over the term of the note.

iii)

On December 18, 2023, the Company issued a note payable in the principal amount of $30,000 which has a maturity date of January 18, 2024. The note accrues no interest and shall be payable, at the Company’s election, in cash at any time prior to maturity. In connection with the issuance, the Company issued a five-year immediately vested warrant to purchase 10,000 shares of common stock at an exercise price $0.75 per share. The warrant had an issuance date relative fair value of $1,337 which was recorded as a debt discount and will be amortized over the term of the note. As of the date of filing, this note is past due.

b) Notes payable due to related parties consist of the following:

			December 31,
Issuance Date	Interest Rate	Maturity Date	2023	2022
November 26, 2014	6%	Past Due	$50,000	$50,000
July 20, 2015	0%	Past Due	100,000	100,000
Total principal outstanding			$150,000	$150,000
Less: unamortized debt discount			-	-
Notes payable - related parties, net			$150,000	$150,000

c) Convertible notes payable consist of the following:

						December 31,
	Issuance Date	Interest Rate	Maturity Date	Conversion Price	Convertible Into	2023	2022
	July 24, 2015	10%	Past Due	$0.75	Common Stock	$20,000	$20,000
	October 7, 2015	0%	Past Due	$0.75	Common Stock	265,000	265,000
	May 18, 2017	0%	Past Due	$7.50	Series A Convertible Preferred Stock	135,000	135,000
i)	August 5, 2022 - December 29, 2022	8%	07-01-2024	$0.75 - $7.50	Common Stock & Series B Convertible Preferred Stock	100,000	530,000
ii)	May 8, 2023 - June 27, 2023	8%	Past Due	$0.75	Common Stock	400,000	-
ii)	July 31, 2023 - August 22, 2023	8%	2/17/2024 - 7/28/2024	$0.75 - $7.50	Common Stock & Series C Convertible Preferred Stock	125,000	-
iii)	December 29, 2023	9%	12-29-2026	$0.75	Common Stock	50,000	-
	Total principal outstanding					$1,095,000	$950,000
	Less: unamortized debt discount					(16,179)	(41,689)
	Convertible notes payable, net					$1,078,821	$908,311

Details regarding certain of these notes are as follows (which numbering corresponds to the above table):

i)

During the year ended December 31, 2022, the Company issued convertible notes payable in the aggregate principal amount of $675,000 which have maturity dates ranging from August 2, 2022 through June 29, 2023. The notes accrue interest at 8% per annum and are convertible at any time at the option of the holder into the Company’s Series C Convertible Preferred Stock at a conversion price of $7.50 per share. The notes automatically convert into Series C Convertible Preferred Stock on the maturity date. In connection with the issuances, the Company issued five-year immediately vested warrants to purchase an aggregate of 740,000 shares of common stock at an exercise price $1.25 per share. The warrants had an issuance date relative fair value of $76,225 which were recorded as debt discount and were amortized over the term of the notes.

During the year ended December 31, 2022, the Company issued convertible note payable in the aggregate principal amount of $100,000 which has a maturity date of December 31, 2022. The note accrue interest at 8% per annum and are convertible at any time at the option of the holder into the Company’s Series C Convertible Preferred Stock at a conversion price of $7.50 per share. In connection with the issuance, the Company issued five-year immediately vested warrants to purchase an aggregate of 80,000 shares of common stock at an exercise price $1.25 per share. The warrants had an issuance date relative fair value of $11,682 which was recorded as debt discount and were amortized over the term of the notes.

On November 29, 2023, the Company and a certain investor agreed to extend the maturity date of a certain convertible note payable in the principal amount of $100,000 from December 31, 2022 to July 1, 2024. In addition, the note provides repayment terms as follows: $10,000 per month from January 1, 2024 through March 1, 2024 and $20,000 per month from April 1, 2024 through June 1, 2024. A final payment of $10,000 and all accrued and unpaid interest is due on July 1, 2024. As of the date of filing these payments have not been made.

In connection with the note amendment, the Company agreed to issue the investor 6,669 shares of the Company’s common stock and a five-year warrant to purchase 25,000 shares of the Company’s common stock at an exercise price of $1.25 per share. The warrant had an issuance date relative fair value of $3,529 which was recorded as interest expense. As of December 31, 2023, the Company issued 5,669 shares of the Company’s common stock to the investor. The transaction was accounted for as a debt modification.

During the years ended December 31, 2023 and 2022, an aggregate principal amount of $430,000 and $245,000, respectively, of these notes were converted into Series C Convertible Preferred Stock.

ii)

During the year ended December 31, 2023, the Company issued convertible notes payable in the aggregate principal amount of $494,960 with maturity dates ranging from July 3, 2023 to February 17, 2024. The notes accrue interest at 8% per annum and are convertible at any time at the option of the holder into the Company’s Series C Convertible Preferred Stock at a conversion price of $7.50 per share. The notes automatically convert into Series C Convertible Preferred Stock on the maturity date. In connection with the issuances, the Company issued five-year immediately vested warrants to purchase 396,000 shares of common stock at an exercise price of $1.25 per share. The warrants had an issuance date relative fair value of $48,164 and was recorded as a discount to the face value of the notes, which will be amortized over the term of the notes. During the year ended December 31, 2023, an aggregate principal amount of $394,960 of these notes were converted into Series C Convertible Preferred Stock and common stock. Subsequent to December 31, 2023, an aggregate principal amount of $100,000 of these notes were converted into Series C Convertible Preferred Stock and common stock. See Note 13, Subsequent Events for additional details.

During the year ended December 31, 2023, the Company issued convertible notes payable in the aggregate principal amount of $425,000 with maturity dates ranging from November 8, 2023 to July 28, 2024. The notes accrue 8% interest per annum and are convertible at any time at the option of the holder into the Company’s common stock at a conversion price of $0.75 per share. In connection with the issuances, the Company issued five-year immediately vested warrants to purchase an aggregate of 212,500 shares of common stock at an exercise price of $1.25 per share. The warrants had an issuance date relative fair value of $26,700 and was recorded as a discount to the face value of the notes, which will be amortized over the term of the notes. These notes are guaranteed by a director of the Company. As of the date of filing, $400,000 of these notes are past due. The remaining $25,000 of these notes has a maturity date of July 28, 2024.

iii)	On December 29, 2023, the Company issued a convertible note in the principal amount of $50,000 with a maturity date of December 29, 2026 as part of a legal settlement with a certain holder of the Company’s common stock. The note accrues interest at 9% per annum, which is convertible into the Company’s common stock commencing six months after the date of issuance at a 20% discount to the 10-day volume weighted average stock price for the 10 trading days prior to conversion with no price floor. The embedded conversion option was determined to be a derivative liability (see Note 4, Fair Value for details), which was recorded as a debt discount at its estimated fair value of $12,500. In connection with the issuance, the Company adopted a sequencing policy pursuant to ASC 815-40-35, which is disclosed in Note 3, Summary of Significant Accounting Policies – Sequencing Policy. See Note 11, Commitments and Contingencies - Litigation for more information in connection with the legal settlement.

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

During the year ended December 31, 2023, $824,960 of principal outstanding under convertible notes automatically converted into 110,001 shares of Series C Convertible Preferred Stock and the Company elected to convert $45,289 of interest accrued under such notes into an aggregate of 58,780 shares of common stock. The note principal had a conversion price of $7.50 per share and the common stock was valued at $0.75 per share for purposes of the interest payment.

d) Convertible notes payable due to related parties consist of the following:

						December 31,
	Issuance Date	Interest Rate	Maturity Date	Conversion Price	Convertible Into	2023	2022
i)	May 18, 2017	0%	Past Due	$7.50	Series B Convertible Preferred Stock	$225,000	$225,000
ii)	October 28, 2019	8-10%	04-28-2024	$0.75 - $7.50	Common Stock & Series B Convertible Preferred Stock	3,500,000	3,500,000
iii)	March 10, 2022	10%	03-10-2024	$0.75 - $7.50	Common Stock & Series B Convertible Preferred Stock	3,590,036	2,500,000
	Total principal outstanding					$7,315,036	$6,225,000
	Less unamortized debt discount					-	(147,230)
	Convertible notes payable - related parties, net					$7,315,036	$6,077,770

i)	As of December 31, 2023, the Company had accrued an obligation to issue warrants to purchase 247,500 shares of common stock at an exercise price of $0.75 per share as a result of the Company’s failure to repay these notes on the May 18, 2018 maturity date. As a result, the Company had accrued an aggregate of $36,870 and $14,326 associated with the fair value of these obligations as of December 31, 2023 and 2022, respectively, which amounts are included in accrued interest – related parties on the consolidated balance sheets.

ii)

Ms. Soave was appointed to the Company’s Board of Directors effective March 25, 2021, such that she became a related party as of such date and, accordingly, the note was payable to a related party. Effective March 2, August 5, and December 31, 2021, the Company amended the note (the “Soave Note”). In connection with the amendments, during the year ended December 31, 2021, the Company (i) received further proceeds of $1,500,000, such that as of December 31, 2022 and 2021, an aggregate of $3,500,000 of proceeds were outstanding under the note, (ii) increased the principal amount to $6,000,000, (iii) issued five-year immediately vested warrants for the purchase of 1,200,000 shares of common stock at an exercise price of $1.25 per share that had an issuance date fair value of $247,567 which was recorded as debt discount and was amortized over the term of the note, (iv) extended the maturity date to October 28, 2022 (v) and provided Ms. Soave the ability to elect to convert the Soave Note into shares of Series B Convertible Preferred Stock at a conversion price of $7.50 per share at any time after the Company first issues any shares of the Series B Convertible Preferred Stock and before the maturity date. On October 28, 2022, the Company and Ms. Soave entered into an agreement to amend the Soave Note, whereby the maturity date of the note was extended from October 28, 2022 to April 28, 2023. On April 28, 2023, the Company and Ms. Soave agreed to further extend the maturity date of the convertible promissory note issued to Ms. Soave from April 28, 2023 to October 28, 2023. On November 8, 2023, the Company and Ms. Soave agreed to further extend the maturity date of the convertible promissory note issued to Ms. Soave from October 28, 2023 to April 28, 2024. Subsequent to December 31, 2023, the Company and Ms. Soave agreed to extend the maturity date to October 28, 2024. See Note 13, Subsequent Events, for additional details regarding the note extension.

As of December 31, 2023 and 2022, there was an aggregate principal amount of $3,500,000 outstanding under the Soave Note.

iii)	On March 10, 2022, the Board of Directors of the Company appointed George Verstraete as a member of the Board. The Company and George Verstraete, a director of the Company, entered into a promissory note agreement dated March 10, 2022 (the “Verstraete Note”), whereby Mr. Verstraete, at his discretion, can loan up to $6,000,000 to the Company. Mr. Verstraete has agreed to loan an aggregate of $2,500,000 to the Company under the note. The note bears interest at a rate of 10% per annum and, prior to its amendment in November 2023, provided that it would mature twelve months from the date of issuance. Mr. Verstraete has the right, at his option, to convert the note into shares of the Company’s Series B Convertible Preferred Stock at a conversion price of $7.50 per share at any time after the Company first issues any shares of the Series B Convertible Preferred Stock. Interest accruing under the note will be payable upon the maturity of the note and may be paid at the Company’s option in either cash or shares of the Company’s common stock (calculated based upon $0.75 per share for purposes of calculating the number of shares of common stock to be issued). For each $500,000 advanced under the Verstraete Note, Mr. Verstraete will be issued a warrant to purchase 400,000 shares of the Company’s common stock at an exercise price of $1.25 per share. Each warrant will have a five-year term. During the year ended December 31, 2022, the Company received $2,500,000 under the Verstraete Note. In connection with the issuance, the Company issued five-year immediately vested warrants to purchase an aggregate of 2,000,000 shares of common stock at an exercise price $1.25 per share. The warrants had an issuance date relative fair value of $296,174 which will be amortized over the term of the note.

In February 2023, $413,018 of payments made by Mr. Verstraete to third parties on behalf of the Company in June 2022 were characterized as convertible notes payable – related parties under the Verstraete Note.

The Company received additional advances of $250,000, $100,000, $150,000, $72,018 and $105,000 in April 2023, May 2023, July 2023, August 2023 and September 2023, respectively, and, as a result, increased the outstanding principal balance of the Verstraete Note to $3,590,036 as of December 31, 2023. In connection with the advances, the Company issued five-year immediately vested warrants to purchase an aggregate of 872,029 shares of common stock at an exercise price of $1.25 per share. The warrants had an issuance date relative fair value of $106,973 which was recorded as a discount to the face value of the note and has been amortized over the term of the note.

Mr. Verstraete has assigned the Verstraete Note to a trust for which Darlene Soave, a director of the Company, serves as trustee. On March 10, 2023, the Company and the trust agreed to extend the maturity date of the Verstraete Note to September 10, 2023. On November 8, 2023, the Company and the trust agreed to extend the maturity date of the Verstraete Note to March 10, 2024.

Subsequent to December 31, 2023, the Company and the trust agreed to extend the maturity date of the promissory note to September 10, 2024. See Note 13, Subsequent Events, for additional details regarding the note extension.

The Series B Convertible Preferred Stock had been designated by the Board on September 21, 2023 and the Company sold shares of its Series B Convertible Preferred Stock. The Company adopted ASU 2020-06 effective January 1, 2022 which eliminated the need to assess whether a beneficial conversion feature needed to be recognized upon either (a) the future issuance of new convertible notes; or (b) the resolution of any contingent beneficial conversion features. As a result, the Company did not evaluate for a beneficial conversion feature underlying the Series B Convertible Notes and Series B Convertible Preferred Stock.

Note 9 – Income Taxes

The loss before income taxes consists of the following US and Israeli components:

	For The Years Ended December 31,
	2023	2022

United States	$(4,704,333)	$(4,444,646)
Israel	(616,879)	(723,102)
Loss before income taxes	$(5,321,212)	$(5,167,748)

The provision for income taxes consists of the following expenses (benefits):

	For The Years Ended December 31,
	2023	2022

Deferred
Federal	$(853,959)	$(669,697)
Foreign	(70,906)	303,995
U.S. State and local	(554,250)	(388,958)
	(1,479,115)	(754,660)
Change in valuation allowance	1,479,115	754,660
Provision for income taxes	$-	$-

The provision for income taxes differs from the United States federal statutory rate as follows:

	For The Years Ended December 31,
	2023	2022

Expected federal statutory rate	(21.0)%	(21.0)%
State and local taxes, net of federal tax benefit	(11.5)%	(11.2)%
Statutory rate differential - domestic vs. foreign	(0.2)%	(0.3)%
Permanent differences	3.9%	4.7%
Prior period true-up and other	1.0%	13.2%
Change in valuation allowance	27.8%	14.6%

Income tax provision (benefit)	0.0%	0.0%

Deferred tax assets consist of the following:

	December 31,
	2023	2022

Net operating loss carryforwards	$9,997,830	$9,071,868
Stock-based compensation	604,164	589,959
Accrued expenses	208,283	-
Deferred research and development expenses	939,744	609,079
Deferred tax assets	11,750,021	10,270,906

Valuation allowance	(11,750,021)	(10,270,906)

Deferred tax assets, net	$-	$-

As of December 31, 2023 and 2022, the Company had approximately $20,200,000 and $17,800,000 of domestic federal, state and local net operating loss carryforwards (“NOLs”), respectively, that may be available to offset future taxable income in that jurisdiction. Approximately $4,000,000 of those NOLs from both periods will expire during the years ranging from 2034 to 2037. The balances of approximately $16,200,000 and $13,800,000 for the years ended December 31, 2023 and 2022, respectively, have no expiration dates for federal purposes, but expire in 2038 to 2043 for state and local purposes. The utilization of NOLs to offset future taxable income may be subject to annual limitations under Internal Revenue Code Section 382 and similar state and local statutes as a result of ownership changes that could occur in the future. As of December 31, 2023 and 2022, the Company had approximately $13,600,000 and $13,300,000 of Israeli NOLs, respectively, that may be available to offset future taxable income in that jurisdiction. Those NOLs have no expiration dates.

The Company has assessed the likelihood that deferred tax assets will be realized in accordance with the provisions of ASC 740 Income Taxes (“ASC 740”). ASC 740 requires that such a review considers all available positive and negative evidence, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. ASC 740 requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. After the performance of such reviews as of December 31, 2023 and 2022, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of those dates. Thus, the Company increased the valuation allowance by approximately $1,479,000 and $755,000 during the years ended December 31, 2023 and 2022, respectively.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2023 and 2022. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

The Company’s 2021 domestic federal tax returns remain subject to audit, while the Company’s 2023 and 2022 domestic federal tax returns have not been filed yet. The Company’s Israeli federal tax returns remain subject to audit, beginning with the 2014 tax returns. No tax audits were commenced or were in process during the years ended December 31, 2023 and 2022.

Note 10 – Stockholders’ Deficiency

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

As of December 31, 2023, the Company was authorized to issue 200,000,000 shares of common stock, par value of $0.001 per share, and 10,000,000 shares of preferred stock, par value of $0.001 per share. The holders of the Company’s common stock are entitled to one vote per share. The preferred stock was designated as follows: 1,350,000 shares of Series A Convertible Preferred Stock, 2,000,000 shares of Series B Convertible Preferred Stock and 1,000,000 shares of Series C Convertible Preferred Stock.

Common Stock

During the year ended December 31, 2023, certain investors converted an aggregate of 75,295 shares of Series C Convertible Preferred Stock into an aggregate of 752,960 shares of the Company’s common stock.

During the year ended December 31, 2023, the Company issued an aggregate of 1,150,000 immediately-vested shares of the Company’s common stock to consultants with a grant date fair value of $381,000 which was immediately recognized in the consolidated statement of operations.

During the years ended December 31, 2023 and 2022, the Company issued 58,780 and 95,214 shares of common stock, respectively, in connection with the conversion of convertible notes payable and accrued interest. See Note 8, Notes Payable – Convertible Notes Payable for additional details.

See Note 8, Notes Payable for details associated with the issuance of 176,000 shares of common stock with an issuance date fair value of $58,080 in connection with the extinguishment of a note payable during the year ended December 31, 2023.

See elsewhere in Note 10, Stockholders’ Deficiency for details of issuances of common stock in connection with accrued dividends.

Series A Convertible Preferred Stock

The Series A Convertible Preferred Stock has a stated value of $7.50 per share. The Series A Convertible Preferred Stock contains the following terms:

Conversion. Each share of Series A Convertible Preferred Stock is convertible into shares of common stock (subject to adjustment as provided in the related certificate of designation of preferences, rights and limitations) at the option of the holder at any time. The number of shares of common stock which are issuable upon conversion of the Series A Convertible Preferred Stock shall be equal to the number of shares of Series A Convertible Preferred Stock to be converted, multiplied by the stated value of $7.50 per share, divided by the conversion price in effect at the time of conversion, initially at $0.75 per share.

Mandatory Conversion. Series A Preferred Stock will automatically convert into common stock at the earlier of (a) any of the Company’s treatment candidates receiving Food and Drug Administration or European Medicines Agency approval; or (b) five years from the final closing of the offering.

Liquidation Preference. Upon any liquidation, dissolution or winding-up of the Company, the holders of Series A Preferred Stock will be entitled to be paid for each share of Series A Preferred Stock held thereby, but only to the extent the assets of the Company are legally available for distribution to its stockholders, in an amount equal to the stated value per share plus any accrued but unpaid dividends, before any distribution or payment may be made to the holders of any junior securities.

Voting Rights. The holders of Series A Convertible Preferred Stock have the right to vote on any matter submitted to a vote of holders of common stock, voting together with the common stock as one class, on an as-converted basis.

Dividends. Holders of shares of Series C Convertible Preferred Stock will be entitled to receive cumulative dividends at an annual rate of 9% of the stated value. Dividends are payable semi-annually on June 30 and December 31,either by (i) issuance of shares of common stock at the rate of $0.75 per share of common stock or (ii) in cash, at the Company’s option.

During the year ended December 31, 2023, the Company accrued additional preferred dividends of $905,975 and issued 1,208,054 shares of common stock at $0.75 per share pursuant to the terms of the Series A Convertible Preferred Stock Certificate of Designation with fair values of $905,975 such that there was no accrued dividend payable as of December 31, 2023 related to the Series A Convertible Preferred Stock.

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

Liquidation Preference. In the event of the liquidation, dissolution or winding-up of the Company, the holders of Series B Preferred Stock will be entitled to be paid for each share of Series B Preferred Stock held thereby, but only to the extent the assets of the Company are legally available for distribution to its stockholders, in an amount equal to the stated value per share plus any accrued but unpaid dividends. The Series B Convertible Preferred Stock will rank senior to common stock and any other class of capital stock which does not expressly rank senior to or pari passu with the Series B Preferred Stock and will rank pari passu with the Series A and Series C Convertible Preferred Stock.

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

The Company determined that the Series B Convertible Preferred Stock was perpetual preferred stock.

Beginning in October 2023, the Company entered into subscription agreements with certain accredited investors in a private placement offering. Each unit, which is sold at a price of $7.50 per unit, consists of one (1) share of Series B Convertible Preferred Stock and a five-year warrant to purchase a certain number of shares of common stock at an exercise price of $0.75 per share. For every $100,000 of units purchased, the investor will receive warrants to purchase an aggregate of 150,000 shares of common stock.

During the year ended December 31, 2023, the Company sold an aggregate of 106,668 units to certain investors for net proceeds of $799,918 and issued five-year warrants to purchase an aggregate of 1,200,000 shares of the Company’s common stock at an exercise price of $0.75 per share.

During the year ended December 31, 2023, the Company accrued preferred dividends of $6,795 and issued no shares of common stock at $0.75 per share pursuant to the terms of the Series B Convertible Preferred Stock Certificate of Designation, such that there was $6,795 accrued dividend payable as of December 31, 2023 related to the Series B Convertible Preferred Stock.

Series C Convertible Preferred Stock

The Series C Convertible Preferred Stock has a stated value of $7.50 per share. The Series C Convertible Preferred Stock contains the following terms:

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

Liquidation Preference. In the event of the liquidation, dissolution or winding-up of the Company, the holders of Series B Preferred Stock will be entitled to be paid for each share of Series C Preferred Stock held thereby, but only to the extent the assets of the Company are legally available for distribution to its stockholders, in an amount equal to the stated value per share plus any accrued but unpaid dividends. The Series C Preferred Stock will rank senior to common stock and any other class of capital stock which does not expressly rank senior to or pari passu with the Series C Preferred Stock and will rank pari passu with the Series A and Series B Preferred Stock.

Voting Rights. The holders of Series C Preferred Stock have the right to vote on any matter submitted to a vote of holders of common stock, voting together with the common stock as one class, on an as-converted basis.

Dividends. Holders of shares of Series C Preferred Stock will be entitled to receive cumulative dividends at an annual rate of 8% of the stated value. Dividends are payable semi-annually on June 30 and December 31, either by (i) issuance of shares of common stock at the rate of $0.75 per share of common stock or (ii) in cash, at the Company’s option.

During the year ended December 31, 2023, 75,295 shares of Series C Preferred Stock were converted into 752,960 shares of common stock at the shareholder’s election.

During the years ended December 31, 2023 and 2022, the Company accrued additional preferred dividends of $315,915 and $251,511, respectively, and issued 403,250 and 417,944 shares of common stock, respectively, at $0.75 per share pursuant to the terms of the Series C Convertible Preferred Stock Certificate of Designation with fair values of $302,386 and $313,523, respectively, such that there was $18,745 and $5,217 accrued dividend payable as of December 31, 2023 and 2022, respectively, related to the Series C Convertible Preferred Stock.

During the years ended December 31, 2023 and 2022, the Company issued 110,001 and 230,755 shares of Series C Convertible Preferred Stock, respectively, in connection with conversions of notes payable into Series C Convertible Preferred Stock. See Note 8, Notes Payable – Convertible Notes Payable for additional details.

Equity Incentive Plan

On August 13, 2019, the Company’s Board of Directors approved the adoption of the Company’s 2019 Equity Incentive Plan (the “Plan”). A total of 7,900,000 shares of common stock were initially reserved for issuance under the Plan and the number of reserved shares increases on the first day of each year in an amount equal to the lesser of 3% of the number of shares of common stock outstanding on the last day of the preceding year or the amount determined by our Board of Directors. The Plan permits the Board of Directors to issue stock options, stock appreciation rights, restricted stock, restricted stock units, performance and other awards to employees, consultants and directors of the Company. As of December 31, 2023, a total of 11,040,848 shares of common stock were reserved for issuance under the Plan. Of this amount, as of December 31, 2023, a total of 4,108,844 shares were available for future issuance under the Plan. As of the date of filing, the Company’s shareholders have not approved the Plan.

Stock-Based Compensation

During the year ended December 31, 2023, the Company recognized stock-based compensation expense of $463,034 (consisting of $70,764 expense related to warrants (of which, $71,464 has been included within stockholder’s deficiency and $(700) which has been included within accrued compensation), and $392,270 of expense related to common stock (of which, $381,000 has been included within stockholder’s deficiency and $11,270 has been included within accrued compensation). During the year ended December 31, 2022, the Company recognized stock-based compensation expense of $77,887 (consisting of expense related to common stock, options and warrants of $(1,545) which has been included within accrued compensation), $74,600 (of which, $74,600 has been included within stockholder’s deficiency and $4,832 (of which, $5,372 has been included within stockholder’s deficiency and $(540) has been included within accrued compensation), respectively). See Note 6, Accrued Compensation for additional details.

During the year ended December 31, 2023, $463,034 of stock-based compensation expense was included within general and administrative expenses and $0 was included within research and development on the consolidated statement of operations. During the year ended December 31, 2022, $77,887 of stock-based compensation expense was included within general and administrative expenses and $0 was included within research and development on the consolidated statement of operations. As of December 31, 2023, there was $31,346 of unrecognized stock-based compensation expense which will be recognized over a weighted average remaining amortization period of 0.26 years.

Stock Warrants

On May 25, 2023, the Company issued immediately vested 3.75-year warrants to an investor to purchase an aggregate amount of 300,000 shares of the Company’s common stock at an exercise price of $0.75 per share. The warrants had an issuance date fair value of $40,600, which was recognized immediately.

On August 9, 2023, the Company issued immediately vested four-year warrants to a former director of the Company to purchase an aggregate amount of 160,000 shares of the Company’s common stock at an exercise price of $0.75 per share. The warrants had an issuance date fair value of $23,758, which was recognized immediately.

On December 15, 2023, the Company entered into an advisory agreement for a term of December 15, 2023 to March 15, 2024. As compensation for services performed, the Company issued a 5.25-year warrant which vests one-third each month to the advisor to purchase an aggregate amount of 120,000 shares of the Company’s common stock at an exercise price of $1.25 per share. The warrant had an issuance date fair value of $17,544, which will be recognized over the vesting period.

The Company entered into an advisory agreement for a term of December 15, 2023 to May 15, 2024. As compensation for services performed, the Company issued a five-year warrant to purchase an aggregate amount of 150,000 shares of the Company’s common stock at an exercise price of $1.25 per share which vests in equal monthly installments over a five-month period, with the first vesting occurring on December 20, 2023. The warrant had an issuance date fair value of $20,908, which will be recognized over the vesting period.

On December 29, 2023, the Company issued an immediately vested five-year warrant to purchase 180,000 shares of the Company’s common stock at an exercise price of $0.75 per share in connection with a settlement agreement entered into with a certain investor. The warrants were deemed to be derivative liabilities pursuant to the Company’s sequencing policy in accordance with ASC 815-40-35-12. The warrant had an issuance date fair value of $31,400. See Note 11, Commitments and Contingencies for additional details.

During the years ended December 31, 2023 and 2022, the Company issued warrants to purchase an aggregate of 1,728,028 and 2,820,000 shares of common stock, respectively, in connection with notes payable. See Note 8, Notes Payable for additional details.

See Note 4, Fair Value and Note 11, Commitments and Contingencies for additional details.

A summary of the warrant activity during the year ended December 31, 2023 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding, January 1, 2023	13,878,079	$1.06
Issued	3,838,028	1.01
Expired/Canceled	(2,277,500)	0.75
Outstanding, December 31, 2023	15,438,607	$1.09	2.9	$-

Exercisable, December 31, 2023	15,218,607	$1.09	2.9	$-

Information regarding outstanding and exercisable warrants at December 31, 2023 is as follows:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants

$0.75	4,727,153	2.8	4,727,153
$0.95	125,000	2.0	125,000
$1.25	10,586,454	2.9	10,366,454
	15,438,607	2.9	15,218,607

Stock Options

On September 13, 2022, the Company granted an aggregate of 750,000 five-year immediately vested options under the Company’s Equity Incentive Plan to two directors of the Company with an exercise price of $1.00 per share. The options had a grant date fair value of $74,600 which was recognized immediately.

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following approximate assumptions:

	For the Years Ended
	December 31,
	2023	2022

Risk-free interest rate	N/A	3.75%
Expected term (years)	N/A	2.50
Expected volatility	N/A	90%
Expected dividends	N/A	0.00%

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

There were no stock options granted during the year ended December 31, 2023. The weighted average estimated grant date fair value of the stock options granted during the year ended December 31, 2022 was approximately $0.10 per share, respectively.

A summary of the option activity during the year ended December 31, 2023 is presented below:

Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, January 1, 2023	6,932,004	$0.83
Granted	-	-
Exercised	-	-
Forfeited/cancelled	-	-
Outstanding, December 31, 2023	6,932,004	$0.83	4.1	$-

Exercisable, December 31, 2023	6,932,004	$0.83	4.1	$-

Information regarding outstanding and exercisable options at December 31, 2023 is as follows:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Option	In Years	Options

$0.75	4,832,004	4.7	4,832,004
$1.00	2,100,000	2.7	2,100,000
	6,932,004	4.1	6,932,004

Note 11 – Commitments and Contingencies

Yeda Research and License Agreement

On October 3, 2011, the Company entered into a Research and License Agreement (the “Agreement”) with Yeda Research and Development Company Limited (“Yeda”) for Veto Cell technology and an exclusive option to negotiate an additional license for organ regeneration technology. Yeda is the technology transfer and commercial arm of the Weizmann Institute, for research conducted at the Weizmann Institute for an invention comprising methods of bone marrow transplantation and cell therapy utilizing Veto Cells. As Yeda is a founder and a significant shareholder of the Company, it is a related party. If the Company fails to achieve any of the milestones by the dates set forth in the Agreement, Yeda is entitled to terminate the license upon written notice to the Company. In December, 2021, the Company and Yeda amended the agreement to extend the next milestone to January 1, 2025. To date, the Company has been deemed to have met all of the milestones. Either Yeda or the Company may terminate the agreement and the license after the commitment of a material breach by the other party and in certain other instances as detailed in the agreement. The Company paid Yeda a total of $0 during the years ended December 31, 2023 and 2022, respectively.

During the years ended December 31, 2023 and 2022, the Company recorded research and development expenses of $58,000 related to the Agreement. As of December 31, 2023 and 2022, the Company had $72,500 and $14,500, respectively, of accrued research and development expenses pursuant to the Agreement with Yeda, which are included within accrued expenses-related parties on the consolidated balance sheets.

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

The Company recognized $1,406,193 and $1,823,525 of research and development expenses during the years ended December 31, 2023 and 2022, respectively, associated with services provided by MD Anderson, under the two agreements dated November 2018 and February 2019. As of December 31, 2023, the Company had no accrued research and development expenses pursuant to the agreements with MD Anderson and $924,705 of accounts payable due pursuant to the agreements with MD Anderson, which is included within accounts payable on the consolidated balance sheets.

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

In January 2019, the holder of a promissory note in the principal amount of $250,000 due on March 16, 2016 instituted a collection action in the Supreme Court of the State of New York, County of New York. On June 12, 2019, the plaintiff served a motion for summary judgment through the Secretary of State which was heard on July 12, 2019 and granted. The Company contended that it was not given sufficient notice under the applicable statute and did not have an opportunity to oppose the motion. Judgment was entered in October 2019 in the amount of $267,680. The Company brought a motion to vacate based on the jurisdictional defect of the motion in not providing the required amount of time, but that motion was denied in February 2021 without properly addressing the jurisdictional issues raised by the Company. The Company appealed the denial and then filed a motion to Renew and Reargue the motion to vacate based on the Court’s failure to address critical issues. That motion was also denied on April 15, 2021 without addressing the Company’s arguments. The Company appealed the second denial as well and pursued both appeals in a consolidated manner so as to resolve all issues together. Each of the appeals was denied. While the Company’s motions were pending, the plaintiff commenced steps to collect judgment. During the year ended December 31, 2021, $103,088 of a deposit made with the court by a third party on behalf of the Company was released to an officer of the court and has been accounted for as partial note repayment, with an additional $146,912 due under the note repaid by a release of the remaining deposit to an officer of the court and garnishment of Company funds during the year ended December 31, 2022, which was also accounted for as a note repayment. In August 2023, a supplemental judgment of $38,838 was entered against the Company. Inasmuch as there were no further opportunities to appeal, the Company was required to pay the remaining amount due, which was estimated to be approximately $113,000 and recorded as a liability as of December 31, 2023. As of May 31, 2024 after taking into account accrued and unpaid interest, approximately $117,000 was owed to the plaintiff and the plaintiff was seeking, among other things, additional monetary sanctions. In June 2024, the Company resolved this matter by making a final payment of $135,000 and the plaintiff agreed to cease the pursuit of additional sanctions against the Company and file a satisfaction of judgment.

In August 2022, a holder of 360,000 shares of the Company’s common stock filed a complaint against the Company, its President and legal counsel in the United States District Court, Southern District of New York, claiming unspecified damages for an alleged wrongful refusal to authorize the Company’s transfer agent to remove restrictive legends from the shares held by the shareholder. The complaints against the Company’s legal counsel and President were dismissed by the Court. Effective December 29, 2023, the parties reached a settlement agreement whereby the Company, in exchange for the dismissal with prejudice of the claims made by the plaintiff against the Company, agreed to (i) cause the Company’s transfer agent to remove the restrictive legend on the shares held by the plaintiff and (ii) issue the following securities to the plaintiff: 180,000 shares of its common stock (which was issued subsequent to December 31, 2023), a warrant to purchase 180,000 shares of its common stock at an exercise price of $0.75 per share and a convertible promissory note in the principal amount of $50,000. The Company recorded a loss on legal settlement of $142,600 during 2023 in connection with this matter on the consolidated statement of operations.

See Note 8, Notes Payable for details associated with the issuance of the convertible note payable in connection with the settlement.

Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed. There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows. Aside from the matters discussed above, there are no other known contingencies through the date of this filing.

Note 12 – Related Party Transactions

See Note 8, Notes Payable for details associated with the issuance of convertible notes payable, the Soave Note and the Verstraete Note, to directors of the Company.

As of December 31, 2023 and 2022, the Company was required to issue warrants to purchase an aggregate of 1,956,500 and 1,656,500, respectively, shares of common stock at an exercise price of $0.75 per share to directors of the Company in connection with loans made to the Company in the aggregate amount of $459,000 which required certain penalties in the form of warrants. As a result, the Company had accrued $215,050 and $308,117 associated with the fair value of the obligations as of December 31, 2023 and 2022, respectively, which amount is included in accrued interest – related parties on the consolidated balance sheets.

Note 13 – Subsequent Events

The Company has evaluated events that have occurred after the balance sheet and through the date the financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed below.

Subsequent to December 31, 2023, the Company entered into an advisory agreement with a certain advisor to perform independent advisory services in connection with business operations from January 5, 2024 to June 4, 2024. In consideration of services to be performed, the Company shall issue to the advisor 5-year warrants to purchase 100,000 shares of common stock, which vest 20% monthly during the term of the agreement at an exercise price of $1.25 per share.

Subsequent to December 31, 2023, the Company issued 2,000 shares of the Company’s common stock to a certain investor on January 1, 2024 as payment for convertible note payable late fees incurred.

Subsequent to December 31, 2023, the Company issued 1,000,000 shares of the Company’s common stock to certain consultants as compensation for services performed.

Subsequent to December 31, 2023, the Company issued 180,000 shares of the Company’s common stock to a certain holder of the Company’s common stock in connection with a legal settlement, which is discussed in Note 11, Commitments and Contingencies – Litigation.

Subsequent to December 31, 2023, the Company received gross proceeds of $751,000 from investors in connection with the issuance of an aggregate of 100,131 shares of its Series B Convertible Preferred Stock and five-year warrants to purchase an aggregate of 1,126,500 shares of the Company’s common stock at an exercise price of $0.75 per share.

Subsequent to December 31, 2023, a convertible note with $100,000 of principal outstanding was automatically converted into 13,333 shares of Series C Convertible Preferred Stock at a price of $7.50 per share and the Company elected to convert $4,910 of accrued interest under such note into 6,546 shares of common stock at a price of $0.75 per share.

Subsequent to December 31, 2023, the Company received proceeds of $500,000 from investors and issued notes payable in the aggregate principal amount of $600,000 with a maturity date of November 22, 2024. The notes bear interest at 10% per annum and have an aggregate original issue discount of $100,000. In connection with the issuances, the Company issued ten-year immediately vested warrants to purchase an aggregate of 1,250,000 shares of common stock at an exercise price of $0.75 per share.

Subsequent to December 31, 2023, the Company received additional advances of $146,672 under the Verstraete Note, and, as a result, increased the outstanding principal balance of the Verstraete Note to $3,696,708 In connection with the advances, the Company issued five-year immediately vested warrants to purchase an aggregate of 117,338 shares of common stock at an exercise price of $1.25 per share to a trust controlled by Ms. Soave, the holder of the note.

Subsequent to December 31, 2023, the Company entered into note amendment agreements with a trust controlled by Ms. Soave to extend the maturity dates of the Soave Note and the Verstraete Note to October 28, 2024 and September 10, 2024, respectively.

