Form 10-Q
period 2024-03-31
Cell Source, Inc.
filed 2024-07-29
CIK 1569340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of July 23, 2024, the registrant had 41,941,397 shares of $0.001 par value common stock outstanding.

CELL SOURCE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CELL SOURCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(Unaudited)
Assets
Current Assets:
Cash	$23	$22,203
Prepaid expenses	80,373	160,750
Other current assets	2,193	12,218
Total Assets	$82,589	$195,171

Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accounts payable	$1,882,402	$1,467,052
Accrued expenses	1,321,469	1,225,195
Accrued expenses - related party	159,000	144,500
Accrued interest	938,432	939,549
Accrued interest - related parties	1,620,097	1,480,117
Accrued compensation	973,658	960,554
Notes payable, net of debt discount of $0 and $776 as of March 31, 2024 and December 31, 2023, respectively	711,093	710,317
Notes payable - related parties	150,000	150,000
Convertible notes payable, net of debt discount of $12,001 and $16,179 as of March 31, 2024 and December 31, 2023, respectively	982,999	1,078,821
Convertible notes payable - related parties, net of debt discount of $5,664 and $0 as of March 31, 2024 and December 31, 2023, respectively	7,456,044	7,315,036
Derivative liabilities	32,300	33,000
Financing liability	22,033	42,033
Advances payable	135,000	135,000
Advances payable - related party	100,000	100,000
Accrued dividend payable	352,205	25,540
Total Liabilities	16,836,732	15,806,714

Commitments and contingencies (Note 8)

Stockholders’ Deficiency:
Convertible Preferred Stock, $0.001 par value, 10,000,000 shares authorized;
Series A Convertible Preferred Stock, 1,350,000 shares designated, 1,342,195 shares issued and outstanding as of March 31, 2024 and December 31, 2023; liquidation preference of $10,292,336 and $10,066,463 as of March 31, 2024 and December 31, 2023, respectively	1,342	1,342
Series B Convertible Preferred Stock, 2,000,000 shares designated, 110,001 and 106,668 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively; liquidation preference of $852,104 and $806,805 as of March 31, 2024 and December 31, 2023, respectively	110	107
Series C Convertible Preferred Stock, 1,000,000 shares designated, 550,815 and 537,482 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively; liquidation preference of $4,230,348 and $4,049,861 as of March 31, 2024 and December 31, 2023, respectively	550	537
Common Stock, $0.001 par value, 200,000,000 shares authorized; 41,019,348 and 39,830,802 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	41,019	39,831
Additional paid-in capital	26,145,630	26,014,028
Accumulated deficit	(42,942,794)	(41,667,388)
Total Stockholders’ Deficiency	(16,754,143)	(15,611,543)
Total Liabilities and Stockholders’ Deficiency	$82,589	$195,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023

Operating Expenses:
Research and development	$341,713	$324,000
Research and development - related party	14,500	14,500
General and administrative	781,916	1,077,049
Total Operating Expenses	1,138,129	1,415,549
Loss From Operations	(1,138,129)	(1,415,549)

Other (Expense) Income:
Interest expense	(30,983)	(19,939)
Interest expense - related parties	(106,138)	(115,831)
Interest expense - amortization of debt discount	(4,954)	(35,721)
Interest expense - amortization of debt discount - related party	(1,002)	(104,527)
Change in fair value of derivative liabilities	5,800	-
Total Other Expense	(137,277)	(276,018)
Net Loss	(1,275,406)	(1,691,567)
Dividend attributable to Series A, B, and C preferred stockholders	(326,665)	(297,517)
Net Loss Applicable to Common Stockholders	$(1,602,071)	$(1,989,084)

Net Loss Per Common Share - Basic and Diluted	$(0.04)	$(0.05)

Weighted Average Common Shares Outstanding -
Basic and Diluted	40,507,352	37,059,766

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2024
	Convertible Preferred		Convertible Preferred		Convertible Preferred				Additional		Total
	Stock - Series A		Stock - Series B		Stock - Series C		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance, January 1, 2024	1,342,195	$1,342	106,668	$107	537,482	$537	39,830,802	$39,831	$26,014,028	$(41,667,388)	$(15,611,543)

Conversion of convertible notes payable and accrued interest into Series C Convertible Preferred Stock and common stock	-	-	-	-	13,333	13	6,546	6	104,891	-	104,910

Series A, B and C Convertible Preferred Stock dividends:

Accrual of earned dividends	-	-	-	-	-	-	-	-	(326,665)	-	(326,665)

Common stock issued in satisfaction of accrued compensation	-	-	-	-	-	-	180,000	180	44,820	-	45,000

Issuance of Series B Convertible Preferred Stock for cash, net	-	-	3,333	3	-	-	-	-	19,897	-	19,900

Common stock issued in satisfaction of convertible note payable interest	-	-	-	-	-	-	2,000	2	518	-	520

Stock-based compensation:
Warrants	-	-	-	-	-	-	-	-	29,141	-	29,141
Common stock	-	-	-	-	-	-	1,000,000	1,000	259,000	-	260,000

Net loss	-	-	-	-	-	-	-	-	-	(1,275,406)	(1,275,406)

Balance, March 31, 2024	1,342,195	$1,342	110,001	$110	550,815	$550	41,019,348	$41,019	$26,145,630	$(42,942,794)	$(16,754,143)

	FOR THE THREE MONTHS ENDED MARCH 31, 2023
	Convertible Preferred		Convertible Preferred				Additional		Total
	Stock - Series A		Stock - Series C		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance, January 1, 2023	1,342,195	$1,342	502,776	$503	36,081,758	$36,082	$23,674,354	$(36,346,176)	$(12,633,895)

Conversion of convertible notes payable and accrued interest into Series C Convertible Preferred Stock and common stock	-	-	6,667	7	2,747	3	52,050	-	52,060

Series A and C Convertible Preferred Stock dividends:

Accrual of earned dividends	-	-	-	-	-	-	(297,517)	-	(297,517)

Issuance of warrants in connection with issuance of convertible notes payable	-	-	-	-	-	-	21,202	-	21,202

Conversion of Series C Convertible Preferred Stock into common stock	-	-	(10,000)	(10)	100,000	100	(90)	-	-

Stock-based compensation:
Common stock	-	-	-	-	1,000,000	1,000	329,000	-	330,000

Net loss	-	-	-	-	-	-	-	(1,691,567)	(1,691,567)

Balance, March 31, 2023	1,342,195	$1,342	499,443	$500	37,184,505	$37,185	$23,778,999	$(38,037,743)	$(14,219,717)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For Three Months Ended
	March 31,
	2024	2023

Cash Flows From Operating Activities:
Net loss	$(1,275,406)	$(1,691,567)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	4,954	35,721
Amortization of debt discount - related party	1,002	104,527
Change in fair value of derivative liabilities	(5,800)	-
Non-cash interest expense - warrants	(74,315)	(46,131)
Stock-based compensation:
Common stock	262,351	330,000
Warrants	26,544	(1,095)
Changes in operating assets and liabilities:
Prepaid expenses	80,377	79,338
Other current assets	10,025	8,434
Accounts payable	415,350	506,867
Accrued expenses	96,273	139,948
Accrued expenses - related parties	14,500	14,500
Accrued interest	32,738	77,252
Accrued interest - related parties	178,685	104,731
Accrued compensation	58,870	27,862
Net Cash Used In Operating Activities	(173,852)	(309,613)

Cash Flows From Financing Activities:
Proceeds from issuance of Series B Convertible Preferred Stock and warrants	25,000	-
Proceeds from issuance of convertible notes payable	-	219,960
Proceeds from issuance of convertible notes payable - related party	146,672	-
Repayment of financing liability	(20,000)	-
Net Cash Provided By Financing Activities	151,672	219,960

Net Decrease In Cash	(22,180)	(89,653)

Cash - Beginning of Period	22,203	222,665
Cash - End of Period	$23	$133,012

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$945

Non-cash investing and financing activities:
Issuance of warrants in connection with the issuance of notes payable	$-	$21,202
Accrual of warrant obligations in connection with issuance of convertible notes payable	$6,666	$40,167
Common stock issued in satisfaction of accrued compensation	$(45,000)	$-
Conversion of accrued expenses into note principal	$-	$413,018
Accrual of earned preferred stock dividends	$(326,665)	$(297,517)
Conversion of convertible notes payable and accrued interest into Series C Preferred Stock and common stock	$104,910	$52,060
Issuance of warrants in connection with issuance of Series B Preferred Stock	$3,200	$-
Issuance of embedded derivative liabilities in connection with issuance of Series B Preferred Stock	$1,900	$-

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

Risks and Uncertainties

On October 7, 2023, a conflict arose between Israel and Hamas militants on Israel’s southern border from the Gaza Strip. The intensity and duration of Israel’s current war against Hamas is difficult to predict, and as are such war’s economic implications on the Company’s business and operations. To the extent that any of these negative developments do occur, they may have an adverse effect on the Company’s business, results of operations and its ability to raise additional funds. As of March 31, 2024, the Company considered the impact of the war on its business and operational assumptions and estimates and determined there were no material adverse impacts on the Company’s condensed consolidated results of operations and financial position as of March 31, 2024.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial position of the Company as of March 31, 2024 and the condensed consolidated results of its operations and cash flows for the three months ended March 31, 2024 and 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results for the full year ending December 31, 2024 or any other period. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2023 and for the year then ended which were included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on June 24, 2024.

Note 2 - Going Concern and Management Plans

During the three months ended March 31, 2024, the Company had not generated any revenues, had a net loss of approximately $1,275,000 and used cash in operations of approximately $174,000. As of March 31, 2024, the Company had a working capital deficiency of approximately $16,754,000 and an accumulated deficit of approximately $42,943,000. As of March 31, 2024 and through the date of this filing, notes payable with principal amounts totaling approximately $5,643,000 and $1,956,000, respectively, were past due. The Company will continue to incur net operating losses to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date these financial statements are issued.

The Company is currently funding its operations on a month-to-month basis. While there can be no assurance that it will be successful, the Company is in active negotiations to raise additional capital. The Company’s primary sources of operating funds since inception have been equity and debt financings. Management’s plans include continued efforts to raise additional capital through debt and equity financings. There is no assurance that these funds will be sufficient to enable the Company to fully complete its development activities or attain profitable operations. If the Company is unable to obtain such additional financing on a timely basis or, notwithstanding any request the Company may make, if the Company’s debt holders do not agree to convert their notes into equity or extend the maturity dates of their notes, the Company may have to curtail its development, marketing and promotional activities, which would have a material adverse effect on the Company’s business, financial condition and results of operations, and ultimately the Company could be forced to discontinue its operations and liquidate. Subsequent to March 31, 2024 and as more fully described in Note 9, Subsequent Events, the Company received aggregate proceeds of $500,000 from the issuance of notes payable and $726,000 from the issuance of Series B Convertible Preferred Stock.

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

CELL SOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The common stock equivalents associated with the following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	March 31,
	2024	2023

Options	6,932,004	6,932,004
Warrants	15,693,445	14,084,493
Convertible notes [1] [2]	13,656,427	3,199,169
Convertible preferred stock	20,030,110	18,416,383
Total	56,311,986	42,632,049

[1]	Convertible notes are assumed to be converted at the rate of $0.75 per common share, which is the conversion price as of March 31, 2024 and 2023. However, such conversion rates are subject to adjustment under certain circumstances such as stock splits and stock dividends, which may result in the issuance of common shares greater than the amount indicated.

[2]	As of March 31, 2023, excludes shares of common stock underlying convertible notes that eventually became convertible into shares of Series B Convertible Preferred Stock since such stock had not been designated by the Company as of March 31, 2023.

Recent Accounting Standards

In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative,” to amend certain disclosure and presentation requirements for a variety of topics within the ASC. These amendments align the requirements in the ASC to the removal of certain disclosure requirements set out in Regulation S-X and Regulation S-K, announced by the SEC. The effective date for each amended topic in the ASC is either the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or on June 30, 2027, if the SEC has not removed the requirements by that date. Early adoption is prohibited. The Company is currently evaluating the impact of this standard but does not expect it to have a material impact on its condensed consolidated financial statements.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This update also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company is currently evaluating the impact of this standard but does not expect it to have a material impact on its condensed consolidated financial statements.

Since the date of the Annual Report on Form 10-K for the year ended December 31, 2023, there have been no material changes to the Company’s significant accounting policies, except as disclosed herein.

Note 4 - Fair Value

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all Level 3 liabilities measured at fair value on a recurring basis using unobservable inputs during the three months ended March 31, 2024 and 2023:

	Accrued	Accrued	Derivative
	Interest	Compensation	Liabilities	Total

Balance - January 1, 2024	$356,510	$97,102	$33,000	$486,612
Accrual of warrant obligation	6,666	-	-	6,666
Issuance of warrants and conversion option	-	-	5,100	5,100
Common stock issued in satisfaction of accrued compensation	-	(45,000)	-	(45,000)
Change in fair value	(74,316)	(766)	(5,800)	(80,882)
Balance - March 31, 2024	$288,860	$51,336	$32,300	$372,496

	Accrued	Accrued
	Interest	Compensation	Total

Balance - January 1, 2023	$504,700	$59,220	$563,920
Accrual of warrant obligation	40,167	-	40,167
Change in fair value	(46,131)	(1,095)	(47,226)
Balance - March 31, 2023	$498,736	$58,125	$556,861

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

CELL SOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In applying the Black-Scholes option pricing model utilized in the valuation of Level 3 liabilities, the Company used the following approximate assumptions:

	For the Three Months Ended
	March 31,
	2024	2023

Risk-free interest rate	3.84% - 4.35%	3.60%-3.71%
Expected term (years)	3.58 - 5.00	4.00-5.00
Expected volatility	65%	80%
Expected dividends	0%-10.00%	0.00%

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

As of March 31, 2024 and December 31, 2023, the Company had an obligation to issue 183,095 and 363,095 shares of common stock to service providers that had a fair value of $47,605 and $90,774, respectively, which was a component of accrued compensation on the condensed consolidated balance sheets. The fair value of the common stock underlying this obligation has a per share value of $0.26 as of March 31, 2024 and December 31, 2023. Furthermore, as of March 31, 2024 and December 31, 2023, the Company has an obligation to issue warrants to purchase 42,930 shares of the Company’s common stock to service providers that had a fair value of $3,731 and $6,328, respectively, which was a component of accrued compensation on the condensed consolidated balance sheets.

See Note 6, Stockholders’ Deficiency – Common Stock and Stock Warrants for additional details associated with the issuance of common stock and warrants.

Note 5 – Notes Payable

As of March 31, 2024 and through the date of this filing, notes and convertible notes payable with principal amounts totaling $5,642,801 and $1,956,000, respectively, were past due. Such notes continue to accrue interest and all relevant penalties have been accrued as of March 31, 2024. The Company is in negotiations with certain holders of notes payable to extend the maturity dates of such notes or to convert the principal and accrued interest into equity. As of March 31, 2024, the Company had an accrued interest balance of $829,894 related to notes and convertible notes payable that were past due.

During the three months ended March 31, 2024 and 2023, the Company recorded interest expense of $137,121 and $135,770, respectively, and amortization of debt discount of $5,956 and $140,248, respectively. As of March 31, 2024 and December 31, 2023, the Company had $2,558,529 and $2,419,666, respectively, of accrued interest (including interest in the form of warrants (see Note 4, Fair Value) and penalties related to notes payable, which is included with accrued interest and accrued interest – related parties on the condensed consolidated balance sheets.

Convertible Notes Payable

During the three months ended March 31, 2024, a convertible note with $100,000 of principal outstanding was automatically converted into 13,333 shares of Series C Convertible Preferred Stock at a price of $7.50 per share and the Company elected to convert $4,910 of accrued interest under such note into 6,546 shares of common stock at a price of $0.75 per share.

On March 22, 2024, the Company completed its private offering of 8% Convertible Notes that are convertible into shares of the Company’s Series C Convertible Preferred Stock at a conversion price of $7.50 per share. The Company sold $4,760,170 aggregate principal amount of notes in the offering and issued investors warrants to purchase 4,321,926 shares of common stock at an exercise price of $1.25 per share. Additional subscriptions will not be accepted.

Convertible Notes Payable - Related Parties

In March 2024, the Company received additional advances of $146,672 under a note originally issued to George Verstraete, a director of the Company, and assigned to a trust controlled by Darlene Soave, a director of the Company, (the “Verstraete Note”), and, as a result, increased the outstanding principal balance of the Verstraete Note to $3,736,708. In connection with the advances, the Company accrued an obligation to issue five-year immediately vested warrants to purchase an aggregate of 117,338 shares of common stock at an exercise price of $1.25 per share to the trust controlled by Ms. Soave, the holder of the note. The warrants had an issuance date relative fair value of $6,666 which was included within accrued interest-related parties and recorded as a debt discount and will be amortized over the term of the note.

Note 6 – Stockholders’ Deficiency

Preferred Stock Dividends

During the three months ended March 31, 2024 and 2023, the Company accrued additional preferred dividends of $326,665 and $297,517, respectively. As of March 31, 2024 and December 31, 2023, there were accrued preferred stock dividends of $352,205 and $25,540, respectively.

CELL SOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Series B Convertible Preferred Stock

During the three months ended March 31, 2024, the Company received proceeds of $25,000 from investors in connection with the issuance of 3,333 shares of its Series B Convertible Preferred Stock and five-year warrants to purchase an aggregate of 37,500 shares of the Company’s common stock at an exercise price of $0.75 per share. The warrants and embedded conversion option were accounted for as derivative liabilities under the Company’s sequencing policy and had an aggregate issuance date fair value of $5,100.

Series C Convertible Preferred Stock

See Note 5, Notes Payable – Convertible Notes Payable for details associated with conversions of notes payable into 13,333 shares of Series C Convertible Preferred Stock.

Common Stock

See Note 5, Notes Payable – Convertible Notes Payable for details associated with conversions of accrued interest into 6,546 shares of common stock.

During the three months ended March 31, 2024, the Company issued 180,000 shares of the Company’s common stock with an issuance date fair value of $45,000 in connection with a legal settlement that was included within accrued compensation as of December 31, 2023.

During the three months ended March 31, 2024, the Company issued 2,000 shares of the Company’s common stock to a certain investor on January 1, 2024 in satisfaction of convertible note payable late fees. The shares had an issuance date fair value of $520 which was recognized immediately.

During the three months ended March 31, 2024, the Company issued 1,000,000 immediately vested shares of the Company’s common stock to a certain consultant as compensation for services performed. The shares had a grant date fair value of $260,000 which was recognized immediately.

Stock Warrants

During the three months ended March 31, 2024, the Company entered into an advisory agreement with a certain advisor to perform independent advisory services in connection with business operations from January 5, 2024 to June 4, 2024. In consideration of services to be performed, the Company issued five-year warrants to purchase 100,000 shares of common stock, which vest 20% monthly during the term of the agreement at an exercise price of $1.25 per share. The warrants had a grant date fair value of $6,590 which will be recognized over the vesting term.

See Note 5, Notes Payable for additional details associated with the issuance of stock warrants.

Stock-Based Compensation

During the three months ended March 31, 2024, the Company recognized stock-based compensation expense of $288,895, consisting of $26,544 of expense related to warrants (of which, $29,141 was included within stockholder’s deficiency and $(2,597) was included within accrued compensation) and $262,351 of expense related to common stock to be issued for consulting services (of which, $260,520 was included within stockholder’s deficiency and $1,831 was included within accrued compensation), which was included within general and administrative expenses on the condensed consolidated statement of operations. During the three months ended March 31, 2023, the Company recognized stock-based compensation expense of $328,905 (consisting of $(1,095) of expense related to warrants which has been included within accrued compensation and $330,000 of expense related to common stock issued for consulting services) which was included within general and administrative expenses on the condensed consolidated statement of operations.

As of March 31, 2024, there was $6,159 of unrecognized stock-based compensation expense which will be recognized over a weighted average remaining amortization period of 0.09 years.

Note 7 – Related Party Transactions

As of March 31, 2024 and December 31, 2023, the Company was required to issue warrants to purchase an aggregate of 2,031,500 and 1,956,500, respectively, shares of common stock at an exercise price of $0.75 per share to a director and former director of the Company in connection with loans made to the Company in the aggregate amount of $459,000 which required certain penalties be paid in the form of warrants. As a result, the Company accrued $169,680 and $215,050 associated with the fair value of the obligations as of March 31, 2024 and December 31, 2023, respectively, which amount is included in accrued interest – related parties on the condensed consolidated balance sheets. The obligations to issue warrants are subject to changes in fair value at each reporting period. See Note 4, Fair Value for additional details.

See Note 5, Notes Payable – Convertible Notes Payable – Related Parties for details of a convertible note issued to a director of the Company.

CELL SOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 – Commitments and Contingencies

Yeda Research and License Agreement

During the three months ended March 31, 2024 and 2023, the Company recorded research and development expenses of $14,500 related to its Research and License Agreement with Yeda (the “Agreement”). As of March 31, 2024 and December 31, 2023, the Company had $87,000 and $72,500, respectively, of accrued research and development expenses pursuant to the Agreement with Yeda.

MD Anderson Sponsored Research Agreements

The Company recognized $324,000 of research and development expenses during the three months ended March 31, 2024 and 2023 associated with services provided by The University of Texas M.D. Anderson Cancer Center (“MD Anderson”) under the two agreements with MD Anderson dated November 2018 and February 2019, respectively. As of March 31, 2024, the Company had a liability to MD Anderson of approximately $1,249,000 which was included within accounts payable on the condensed consolidated balance sheet. As of December 31, 2023, the Company had a liability to MD Anderson of approximately $924,705 which was included within accounts payable on the consolidated balance sheet.

Litigation

In January 2019, the holder of a promissory note in the principal amount of $250,000 due on March 16, 2016 instituted a collection action in the Supreme Court of the State of New York, County of New York. On June 12, 2019, the plaintiff served a motion for summary judgment through the Secretary of State which was heard on July 12, 2019 and granted. The Company contended that it was not given sufficient notice under the applicable statute and did not have an opportunity to oppose the motion. Judgment was entered in October 2019 in the amount of $267,680. The Company brought a motion to vacate based on the jurisdictional defect of the motion in not providing the required amount of time, but that motion was denied in February 2021 without properly addressing the jurisdictional issues raised by the Company. The Company appealed the denial and then filed a motion to Renew and Reargue the motion to vacate based on the Court’s failure to address critical issues. That motion was also denied on April 15, 2021 without addressing the Company’s arguments. The Company appealed the second denial as well and pursued both appeals in a consolidated manner so as to resolve all issues together. Each of the appeals was denied. While the Company’s motions were pending, the plaintiff commenced steps to collect judgment. During the year ended December 31, 2021, $103,088 of a deposit made with the court by a third party on behalf of the Company was released to an officer of the court and has been accounted for as partial note repayment, with an additional $146,912 due under the note repaid by a release of the remaining deposit to an officer of the court and garnishment of Company funds during the year ended December 31, 2022, which was also accounted for as a note repayment. In August 2023, a supplemental judgment of $38,838 was entered against the Company. Inasmuch, as there were no further opportunities to appeal, the Company was required to pay the remaining amount due, which was estimated to be approximately $113,000 and recorded as a liability as of December 31, 2023. As of May 31, 2024, after taking into account accrued and unpaid interest, approximately $117,000 was owed to the plaintiff and the plaintiff was seeking, among other things, additional monetary sanctions. In June 2024, the Company resolved this matter by making a final payment of $135,000, which was accrued for as of March 31, 2024, and the plaintiff agreed to cease the pursuit of additional sanctions against the Company and file a satisfaction of judgment.

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

Subsequent to March 31, 2024, the Company received gross proceeds of $726,000 from investors in connection with the issuance of an aggregate of 96,798 shares of its Series B Convertible Preferred Stock and five-year warrants to purchase an aggregate of 1,089,000 shares of the Company’s common stock at an exercise price of $0.75 per share.

Subsequent to March 31, 2024, the Company received proceeds of $500,000 from investors and issued notes payable in the aggregate principal amount of $600,000 with a maturity date of November 22, 2024. The notes bear interest at 10% per annum and have an aggregate original issue discount of $100,000. In connection with the issuances, the Company issued ten-year immediately vested warrants to purchase an aggregate of 1,250,000 shares of common stock at an exercise price of $0.75 per share.

Subsequent to March 31, 2024, the Company entered into note amendment agreements with a trust controlled by Darlene Soave to extend the maturity dates of a note originally issued to Ms. Soave and assigned to the trust and the Verstraete Note, which had an outstanding principal amount of $3,736,708 as of March 31, 2024, to October 28, 2024 and September 10, 2024, respectively.

Subsequent to March 31, 2024, the Company entered into an exchange agreement with a note holder, whereby the noteholder and the Company agreed to exchange a note payable with a principal amount of $30,000 for a warrant to purchase an aggregate of 100,000 shares of the Company’s common stock at an exercise price $0.75 per share.

Subsequent to March 31, 2024, the Company issued 18,000 shares of the Company’s common stock to a certain investor as payment for convertible note payable late fees incurred.

Subsequent to March 31, 2024, the Company issued an aggregate of 904,049 shares of its common stock as payment-in-kind dividends to holders of its Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, and Series C Convertible Preferred Stock.

Subsequent to March 31, 2024, the Company entered into a note amendment agreement with a note holder to extend the maturity date of a note in the principal amount of $50,000 from December 23, 2023 to December 23, 2024, and to increase the interest rate from 8% to 10% from June 23, 2024 through the remaining term of the note. The Company included in this agreement that in the event of an equity or debt financing transaction resulting in gross proceeds of $2,000,000, the Company or guarantor of the note shall repay the note in full within five days after completing the transaction. If the note is not repaid in full by the new maturity date stated above, any further extension will require the issuance of an additional five year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.75 per share. Contemporaneous with the execution of this amendment, the Company issued to the lender an additional five year warrant to purchase 25,000 shares of the Company’s common stock at an exercise price of $0.75 per share and amended the warrant issued pursuant to the note to reduce the exercise price to $0.75 per share.

Subsequent to March 31, 2024, the Company entered into a note amendment agreement with a note holder to extend the maturity date of a note in the principal amount of $25,000 from December 26, 2023 to December 26, 2024, and to increase the interest rate from 8% to 10% from June 26, 2023 through the remaining term of the note. The Company included in this agreement that in the event of an equity or debt financing transaction resulting in gross proceeds of $2,000,000, the Company or guarantor of the note shall repay the note in full within five days after completing the transaction. If the note is not repaid in full by the new maturity date stated above, any further extension will require the issuance of an additional five year warrant to purchase 25,000 shares of the Company’s common stock at an exercise price of $0.75 per share. Contemporaneous with the execution of this amendment, the Company issued to the lender an additional five year warrant to purchase 12,500 shares of the Company’s common stock at an exercise price of $0.75 per share and amended the warrant issued pursuant to the note to reduce the exercise price to $0.75 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the condensed consolidated results of operations and financial condition of Cell Source, Inc. (“CSI”, “Cell Source”, the “Company”, “us,” “we,” “our,”) as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the Securities and Exchange Commission (“SEC”) on June 24, 2024.

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on June 24, 2024.

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

Condensed Consolidated Results of Operations

Three Months Ended March 31, 2024 Compared with the Three Months Ended March 31, 2023

Research and Development

Research and development expense was $356,213 and $338,500 for the three months ended March 31, 2024 and 2023, respectively, an increase of $17,713, or 5%. This increase is primarily attributable to increased research and development activities performed by Doctor Yair Reisner during the 2024 period.

General and Administrative

General and administrative expense, which is associated with external consulting and professional fees, payroll and stock-based compensation expenses, was $781,916 and $1,077,049 for the three months ended March 31, 2024 and 2023, respectively, a decrease of $295,133, or 27%. The decrease was primarily attributable to decreases in legal expenses of $222,000, stock-based compensation expense of $40,000 and consulting expenses of $30,000. The decrease in activity during the 2024 period is primarily related to the Company’s limited liquidity.

Interest Expense

Interest expense for the three months ended March 31, 2024 and 2023 was $137,121 and $135,770, respectively, an increase of $1,351, or 1%.

Interest Expense - Amortization of Debt Discount

Amortization of debt discount was $5,956 and $140,248 for the three months ended March 31, 2024 and 2023, respectively, a decrease of $134,292, or 96%. This decrease is primarily associated with a majority of the debt discount being fully amortized during 2023.

Change in Fair Value of Derivative Liabilities

During the three months ended March 31, 2024, we recognized a gain on the change in fair value of derivative liability of $5,800.

Liquidity and Going Concern

We measure our liquidity in a number of ways, including the following:

	March 31, 2024	December 31,2023

Cash	$23	$22,203
Working capital deficiency	$(16,754,143)	$(15,611,543)

During the three months ended March 31, 2024, we had not generated any revenues, had a net loss of approximately $1,275,000 and had used cash in operations of approximately $174,000. As of March 31, 2024, we had a working capital deficiency of approximately $16,754,000 and an accumulated deficit of approximately $42,943,000. As of March 31, 2024 and through the date of this filing, notes payable with principal amounts totaling $5,643,000 and $1,956,000, respectively, were past due. We will continue to incur net operating losses to fund operations. These conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date these financial statements are issued.

We are currently funding our operations on a month-to-month basis. While there can be no assurance that we will be successful, we are in active negotiations to raise additional capital. Our primary sources of operating funds since inception have been equity and debt financings. Management’s plans include continued efforts to raise additional capital through debt and equity financings. There is no assurance that these funds will be sufficient to enable us to fully complete our development activities or attain profitable operations. If we are unable to obtain such additional financing on a timely basis or, notwithstanding any request we may make, if our debt holders do not agree to convert their notes into equity or extend the maturity dates of their notes, we may have to curtail our development, marketing and promotional activities, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations and liquidate. Subsequent to March 31, 2024 and as more fully described in Note 9, Subsequent Events, we received aggregate proceeds of $500,000 from the issuance of notes payable and $726,000 from the issuance of Series B Convertible Preferred Stock.

There can be no assurances that we will be successful in generating additional cash from equity or debt financings or other sources to be used for operations. Should we not be successful in obtaining the necessary financing to fund our operations, we would need to curtail certain or all operational activities and/or contemplate the sale of our assets, if necessary.

During the three months ended March 31, 2024, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the three months ended March 31, 2024 and 2023 in the amounts of approximately $174,000 and $310,000, respectively. The net cash used in operating activities for the three months ended March 31, 2024 was primarily due to cash used to fund a net loss of approximately $1,275,000, adjusted for non-cash expenses in the aggregate amount of approximately $215,000, partially offset by $887,000 of net cash provided by changes in the levels of operating assets and liabilities. The net cash used in operating activities for the three months ended March 31, 2023, was primarily due to cash used to fund a net loss of approximately $1,692,000 adjusted for non-cash expenses in the aggregate amount of approximately $423,000, partially offset by $959,000 of net cash provided by changes in the levels of operating assets and liabilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2024 and 2023 was approximately $152,000 and $220,000, respectively. The net cash provided by financing activities during the three months ended March 31, 2024 was attributable to $25,000 of proceeds from the issuance of Series B convertible preferred stock and warrants and approximately $147,000 of proceeds from issuance of convertible notes payable to a related party, partially offset by $20,000 of repayment of financing liability. The net cash provided by financing activities during the three months ended March 31, 2023, was attributable to $219,960 of proceeds from the issuance of convertible notes payable.

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

There have been no material changes to the Company’s critical accounting estimates since the 2023 Form 10-K.

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

In connection with the preparation of this Quarterly Report, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Except as described below, we are not involved in any pending legal proceeding or litigations and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

In January 2019, the holder of a promissory note in the principal amount of $250,000 due on March 16, 2016 instituted a collection action in the Supreme Court of the State of New York, County of New York. On June 12, 2019, the plaintiff served a motion for summary judgment through the Secretary of State which was heard on July 12, 2019 and granted. The Company contended that it was not given sufficient notice under the applicable statute and did not have an opportunity to oppose the motion. Judgment was entered in October 2019 in the amount of $267,680. The Company brought a motion to vacate based on the jurisdictional defect of the motion in not providing the required amount of time, but that motion was denied in February 2021 without properly addressing the jurisdictional issues raised by the Company. The Company appealed the denial and then filed a motion to Renew and Reargue the motion to vacate based on the Court’s failure to address critical issues. That motion was also denied on April 15, 2021 without addressing the Company’s arguments. The Company appealed the second denial as well and pursued both appeals in a consolidated manner so as to resolve all issues together. Each of the appeals was denied. While the Company’s motions were pending, the plaintiff commenced steps to collect judgment. During the year ended December 31, 2021, $103,088 of a deposit made with the court by a third party on behalf of the Company was released to an officer of the court and has been accounted for as partial note repayment, with an additional $146,912 due under the note repaid by a release of the remaining deposit to an officer of the court and garnishment of Company funds during the year ended December 31, 2022, which was also accounted for as a note repayment. In August 2023, a supplemental judgment of $38,838 was entered against the Company. Inasmuch, as there were no further opportunities to appeal, the Company was required to pay the remaining amount due, which was estimated to be approximately $113,000 and recorded as a liability as of December 31, 2023. As of May 31, 2024, after taking into account accrued and unpaid interest, approximately $117,000 was owed to the plaintiff and the plaintiff was seeking, among other things, additional monetary sanctions. In June 2024, the Company resolved this matter by making a final payment of $135,000, which was accrued for as of March 31, 2024, and the plaintiff agreed to cease the pursuit of additional sanctions against the Company and file a satisfaction of judgment.

Item 1A. Risk Factors.

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on June 24, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In January 2024, we issued 2,000 shares of the Company’s common stock to a certain investor as payment for convertible note payable late fees incurred. We relied upon the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) in connection with this transaction.

In February 2024, we issued 1,000,000 shares to a consultant for services rendered. We relied upon the exemption provided by Section 4(a)(2) of the Securities Act in connection with this transaction.

In February 2024, we issued 3,333 units to an accredited investors at a price of $7.50 per unit. Each unit consisted of one share of Series B Preferred Stock and a warrant to purchase 11.25 shares of common stock at an exercise price of $0.75 per share. We relied upon the exemption provided by Section 4(a)(2) of the Securities Act in connection with this transaction.

In March 2024, a note in the principal amount of $100,000 automatically converted into 13,333 shares of our Series C Convertible Preferred Stock and we elected to issue 6,546 shares of common stock in lieu of the payment of $4,910 of cash interest due under such note. We relied upon the exemption provided by Section 4(a)(2) of the Securities Act in connection with these transactions.

In July 2024, we issued a five year warrant to purchase 100,000 shares of our common stock at an exercise price of $0.75 per share in exchange for a note held by an accredited investor in the principal amount of $30,000. We relied upon the exemption provided by Section 3(a)(9) of the Securities Act in connection with this transaction.

Item 3. Defaults Upon Senior Securities.

As of March 31, 2024 and through the date of this filing, notes payable and convertible notes payable with face values totaling approximately $5,643,000 and $1,956,000, respectively, were past due. Such notes continue to accrue interest and all relevant penalties have been accrued as of March 31, 2024. Of such past due notes payable, a holder of a note with principal amount of $250,000 issued a notice of default. See Item 1 above for additional details. We are in negotiations with all holders to extend the maturity dates of such notes or to convert the principal and accrued interest into equity.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

31*	Certification of principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CELL SOURCE, INC.

Dated: July 29, 2024	By:	/s/ Itamar Shimrat
	Name:	Itamar Shimrat
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

