Form 10-Q
period 2024-06-30
Cell Source, Inc.
filed 2024-08-19
CIK 1569340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 14, 2024, the registrant had 41,941,397 shares of $0.001 par value common stock outstanding.

CELL SOURCE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CELL SOURCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Current Assets:
Cash	$90,549	$22,203
Prepaid expenses	321,500	160,750
Other current assets	17,718	12,218
Total Assets	$429,767	$195,171

Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accounts payable	$1,751,867	$1,467,052
Accrued expenses	1,390,363	1,225,195
Accrued expenses - related party	173,500	144,500
Accrued interest	976,840	939,549
Accrued interest - related parties	1,806,964	1,480,117
Accrued compensation	1,016,127	960,554
Notes payable, net of debt discount of $115,614 and $776 as of June 30, 2024 and December 31, 2023, respectively	889,229	710,317

Notes payable - related parties, net of debt discount of $115,614 and $0 as of June 30, 2024 and December 31, 2023, respectively	328,136	150,000

Convertible notes payable, net of debt discount of $10,551 and $16,179 as of June 30, 2024 and December 31, 2023, respectively	984,449	1,078,821

Convertible notes payable - related parties	7,461,708	7,315,036
Derivative liabilities	235,093	33,000
Derivative liabilities - related party	142,365	-
Financing liability	343,533	42,033
Advances payable	135,000	135,000
Advances payable - related party	100,000	100,000
Accrued dividend payable	14,094	25,540
Total Liabilities	17,749,268	15,806,714

Commitments and contingencies (Note 8)

Stockholders’ Deficiency:
Convertible Preferred Stock, $0.001 par value, 10,000,000 shares authorized;
Series A Convertible Preferred Stock, 1,350,000 shares designated, 1,342,195 shares issued and outstanding as of June 30, 2024 and December 31, 2023; liquidation preference of $10,066,463 as of June 30, 2024 and December 31, 2023, respectively	1,342	1,342
Series B Convertible Preferred Stock, 2,000,000 shares designated, 206,799 and 106,668 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively; liquidation preference of $1,563,826 and $806,805 as of June 30, 2024 and December 31, 2023, respectively	207	107
Series C Convertible Preferred Stock, 1,000,000 shares designated, 550,815 and 537,482 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively; liquidation preference of $4,133,195 and $4,049,861 as of June 30, 2024 and December 31, 2023, respectively	550	537
Common Stock, $0.001 par value, 200,000,000 shares authorized; 41,941,397 and 39,830,802 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	41,941	39,831
Additional paid-in capital	27,068,041	26,014,028
Accumulated deficit	(44,431,582)	(41,667,388)
Total Stockholders’ Deficiency	(17,319,501)	(15,611,543)
Total Liabilities and Stockholders’ Deficiency	$429,767	$195,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2024	2023	2024	2023

Operating Expenses:
Research and development	$805,511	$351,088	$1,147,224	$675,088
Research and development - related party	14,500	14,500	29,000	29,000
General and administrative	373,668	539,877	1,155,584	1,616,926
Total Operating Expenses	1,193,679	905,465	2,331,808	2,321,014
Loss From Operations	(1,193,679)	(905,465)	(2,331,808)	(2,321,014)

Other (Expense) Income:
Interest expense	(9,365)	(56,535)	(40,348)	(76,474)
Interest expense - related parties	(227,267)	(180,747)	(333,405)	(296,578)
Interest expense - amortization of debt discount	(32,546)	(41,854)	(37,500)	(77,575)
Interest expense - amortization of debt discount - related parties	(37,077)	(98,923)	(38,079)	(203,450)
Change in fair value of derivative liabilities	7,017	-	12,817	-
Change in fair value of derivative liabilities - related party	4,129	-	4,129	-
Gain on extinguishment of note payable	-	41,920	-	41,920
Total Other Expense	(295,109)	(336,139)	(432,386)	(612,157)
Net Loss	(1,488,788)	(1,241,604)	(2,764,194)	(2,933,171)
Dividend attributable to Series A, B, and C preferred stockholders	(339,871)	(300,849)	(666,536)	(598,366)
Net Loss Applicable to Common Stockholders	$(1,828,659)	$(1,542,453)	$(3,430,730)	$(3,531,537)

Net Loss Per Common Share - Basic and Diluted	$(0.04)	$(0.04)	$(0.08)	$(0.10)

Weighted Average Common Shares Outstanding -
Basic and Diluted	41,019,348	37,213,515	40,763,349	37,137,064

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

(Unaudited)

	FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024
	Convertible Preferred		Convertible Preferred		Convertible Preferred				Additional		Total
	Stock - Series A		Stock - Series B		Stock - Series C		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance, January 1, 2024	1,342,195	$1,342	106,668	$107	537,482	$537	39,830,802	$39,831	$26,014,028	$(41,667,388)	$(15,611,543)

Conversion of convertible notes payable and accrued interest into Series C Convertible Preferred Stock and common stock	-	-	-	-	13,333	13	6,546	6	104,891	-	104,910

Series A, B and C Convertible Preferred Stock dividends:
Accrual of earned dividends	-	-	-	-	-	-	-	-	(326,665)	-	(326,665)

Common stock issued in satisfaction of accrued compensation	-	-	-	-	-	-	180,000	180	44,820	-	45,000

Issuance of Series B Convertible Preferred Stock for cash, net	-	-	3,333	3	-	-	-	-	19,897	-	19,900

Common stock issued in satisfaction of convertible note payable interest	-	-	-	-	-	-	2,000	2	518	-	520

Stock-based compensation:
Warrants	-	-	-	-	-	-	-	-	29,141	-	29,141
Common stock	-	-	-	-	-	-	1,000,000	1,000	259,000	-	260,000

Net loss	-	-	-	-	-	-	-	-	-	(1,275,406)	(1,275,406)

Balance, March 31, 2024	1,342,195	$1,342	110,001	$110	550,815	$550	41,019,348	$41,019	$26,145,630	$(42,942,794)	$(16,754,143)

Series A, B and C Convertible Preferred Stock dividends:
Accrual of earned dividends	-	-	-	-	-	-	-	-	(339,871)	-	(339,871)
Payment of dividends in kind	-	-	-	-	-	-	904,049	904	677,078	-	677,982

Issuance of Series B Convertible Preferred Stock for cash, net	-	-	96,798	97	-	-	-	-	571,704	-	571,801

Common stock issued in satisfaction of convertible note payable interest	-	-	-	-	-	-	18,000	18	4,662	-	4,680

Stock-based compensation:
Warrants	-	-	-	-	-	-	-	-	8,838	-	8,838

Net loss	-	-	-	-	-	-	-	-	-	(1,488,788)	(1,488,788)

Balance, June 30, 2024	1,342,195	$1,342	206,799	$207	550,815	$550	41,941,397	$41,941	$27,068,041	$(44,431,582)	$(17,319,501)

	FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023
	Convertible Preferred		Convertible Preferred						Total
	Stock - Series A		Stock - Series C		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficiency

Balance, January 1, 2023	1,342,195	$1,342	502,776	$503	36,081,758	$36,082	$23,674,354	$(36,346,176)	$(12,633,895)

Conversion of convertible notes payable and accrued interest into Series C Convertible Preferred Stock and common stock	-	-	6,667	7	2,747	3	52,050	-	52,060

Series A and Series C Convertible Preferred Stock dividends:
Accrual of earned dividends	-	-	-	-	-	-	(297,517)	-	(297,517)

Issuance of warrants in connection with issuance of convertible notes payable	-	-	-	-	-	-	21,202	-	21,202
Conversion of Series C Convertible Preferred Stock into common stock	-	-	(10,000)	(10)	100,000	100	(90)	-	-

Stock-based compensation:
Common stock	-	-	-	-	1,000,000	1,000	329,000	-	330,000

Net loss	-	-	-	-	-	-	-	(1,691,567)	(1,691,567)

Balance, March 31, 2023	1,342,195	$1,342	499,443	$500	37,184,505	$37,185	$23,778,999	$(38,037,743)	$(14,219,717)

Series A and Series C Convertible Preferred Stock dividends:
Accrual of earned dividends	-	-	-	-	-	-	(300,849)	-	(300,849)
Payment of dividends in kind	-	-	-	-	802,880	802	601,300	-	602,102

Issuance of common stock in connection with extinguishment of note payable	-	-	-	-	176,000	176	57,904	-	58,080

Issuance of warrants in connection with:
Satisfaction of accrued interest	-	-	-	-	-	-	40,167	-	40,167
Issuance of convertible notes payable	-	-	-	-	-	-	75,462	-	75,462

Stock-based compensation:
Warrants	-	-	-	-	-	-	40,600	-	40,600

Net loss	-	-	-	-	-	-	-	(1,241,604)	(1,241,604)

Balance, June 30, 2023	1,342,195	$1,342	499,443	$500	38,163,385	$38,163	$24,293,583	$(39,279,347)	$(14,945,759)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2024	2023

Cash Flows From Operating Activities:
Net loss	$(2,764,194)	$(2,933,171)
Adjustments to reconcile net loss to
net cash used in operating activities:
Gain on extinguishment of note payable	-	(41,920)
Interest expense - amortization of debt discount	37,500	77,575
Interest expense - amortization of debt discount - related parties	38,079	203,450
Change in fair value of derivative liabilities - related party	(4,129)	-
Change in fair value of derivative liabilities	(12,817)	-
Non-cash interest expense - warrants	(61,812)	(18,859)
Stock-based compensation:
Common stock	268,831	339,438
Warrants	35,396	39,578
Changes in operating assets and liabilities:
Prepaid expenses	160,750	161,675
Other current assets	(5,500)	6,669
Accounts payable	284,815	247,475
Accrued expenses	165,168	153,994
Accrued expenses - related party	29,000	29,000
Accrued interest	67,498	82,279
Accrued interest - related parties	365,064	309,711
Accrued compensation	99,525	(2,526)
Net Cash Used In Operating Activities	(1,296,826)	(1,345,632)

Cash Flows From Financing Activities:
Proceeds from issuance of Series B Convertible Preferred Stock and warrants	751,000	-
Proceeds from issuance of convertible notes payable	-	794,960
Proceeds from issuance of convertible notes payable - related party	146,672	350,000
Proceeds from issuance of notes payable	250,000	-
Proceeds from issuance of notes payable - related party	250,000	-
Repayment of notes payable	(6,250)	-
Repayment of notes payable - related party	(6,250)	-
Repayment of financing liability	(20,000)	-
Net Cash Provided By Financing Activities	1,365,172	1,144,960

Net Increase (Decrease) In Cash	68,346	(200,672)
Cash - Beginning of Period	22,203	222,665
Cash - End of Period	$90,549	$21,993

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$949

Non-cash investing and financing activities:
Common stock issued in satisfaction of accrued compensation	$(45,000)	$-
Common stock issued in connection with payment of Series A, B, and C Convertible Preferred Stock dividends in-kind	$677,982	$602,102
Financing of Director and Officer insurance	$321,500	$321,500
Conversion of accrued expenses into note principal	$-	$413,018
Accrual of warrant obligations in connection with issuance of notes payable	$-	$40,167
Warrants issued in satisfaction of accrued warrant obligation	$-	$(40,167)
Issuance of warrants in connection with the issuance of notes payable	$200,403	$96,664
Accrual of earned preferred stock dividends	$(666,536)	$(598,366)
Conversion of convertible notes payable and accrued interest into Series C Preferred Stock and common stock	$104,910	$52,060
Issuance of warrants in connection with issuance of Series B Preferred Stock	$99,400	$-
Issuance of embedded derivative liabilities in connection with issuance of Series B Preferred Stock	$59,900	$-
Issuance of embedded derivative liabilities in connection with issuance of Series C Preferred Stock	$1,700	$-
Extinguishment of note payable for common stock	$-	$58,080

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

Risks and Uncertainties

On October 7, 2023, a conflict arose between Israel and Hamas militants on Israel’s southern border from the Gaza Strip. The intensity and duration of Israel’s current war against Hamas is difficult to predict, and as are such war’s economic implications on the Company’s business and operations. To the extent that any of these negative developments do occur, they may have an adverse effect on the Company’s business, results of operations and its ability to raise additional funds. As of June 30, 2024, the Company considered the impact of the war on its business and operational assumptions and estimates and determined there were no material adverse impacts on the Company’s condensed consolidated results of operations and financial position as of June 30, 2024.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial position of the Company as of June 30, 2024 and the condensed consolidated results of its operations and cash flows for the three and six months ended June 30, 2024 and 2023. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the operating results for the full year ending December 31, 2024 or any other period. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2023 and for the year then ended which were included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on June 24, 2024.

Note 2 - Going Concern and Management Plans

During the six months ended June 30, 2024, the Company had not generated any revenues, had a net loss of approximately $2,764,000 and used cash in operations of approximately $1,297,000. As of June 30, 2024, the Company had a working capital deficiency of approximately $17,320,000 and an accumulated deficit of approximately $44,432,000. As of June 30, 2024 and through the date of this filing, notes payable with principal amounts totaling approximately $1,831,000 and $1,926,000, respectively, were past due. The Company will continue to incur net operating losses to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date these financial statements are issued.

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

Note 3 - Summary of Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies included in the Annual Report on Form 10-K for the year ended December 31, 2023, except as disclosed herein.

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

The common stock equivalents associated with the following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	June 30,
	2024	2023

Options	6,932,004	6,932,004
Warrants	17,997,445	13,404,493
Convertible notes [1] [2]	13,904,889	4,153,234
Convertible preferred stock	20,998,090	18,416,383
Total	59,832,428	42,906,114

[1]	Convertible notes are assumed to be converted at the rate of $0.75 per common share, which is the conversion price as of June 30, 2024 and 2023. However, such conversion rates are subject to adjustment under certain circumstances, such as stock splits and stock dividends, which may result in the issuance of common shares greater than the amount indicated.

[2]	As of June 30, 2023, excludes shares of common stock underlying convertible notes that eventually became convertible into shares of Series B Convertible Preferred Stock since such stock had not been designated by the Company as of June 30, 2023.

Recent Accounting Standards

In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative,” to amend certain disclosure and presentation requirements for a variety of topics within the ASC. These amendments align the requirements in the ASC to the removal of certain disclosure requirements set out in Regulation S-X and Regulation S-K, announced by the SEC. The effective date for each amended topic in the ASC is either the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or on June 30, 2027, if the SEC has not removed the requirements by that date. Early adoption is prohibited. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This update also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements.

Note 4 - Fair Value

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all Level 3 liabilities measured at fair value on a recurring basis using unobservable inputs during the three and six months ended June 30, 2024 and 2023:

	Accrued	Accrued	Derivative
	Interest	Compensation	Liabilities	Total

Balance - January 1, 2024	$356,510	$97,102	$33,000	$486,612

Accrual of warrant obligation	6,666	-	-	6,666
Issuance of warrants and conversion option	-	-	5,100	5,100
Common stock issued in satisfaction of accrued compensation	-	(45,000)	-	(45,000)
Change in fair value	(74,316)	(766)	(5,800)	(80,882)

Balance - March 31, 2024	$288,860	$51,336	$32,300	$372,496

Reclassification of warrant obligation to derivative liabilities	(6,666)	-	6,666	-
Issuance of warrants and conversion option	-	-	349,638	349,638
Change in fair value	12,502	1,815	(11,146)	3,171

Balance - June 30, 2024	$294,696	$53,150	$377,458	$725,305

	Accrued	Accrued
	Interest	Compensation	Total

Balance - January 1, 2023	$504,700	$59,220	$563,920

Accrual of warrant obligation	40,167	-	40,167
Change in fair value	(46,131)	(1,095)	(47,226)

Balance - March 31, 2023	$498,736	$58,125	$556,861

Accrual of common stock obligation	-	9,438	9,438
Issuance of warrants	(40,167)	-	(40,167)
Change in fair value	27,272	73	27,345

Balance - June 30, 2023	$485,841	$67,636	$553,477

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

In applying the Black-Scholes option pricing model utilized in the valuation of Level 3 liabilities, the Company used the following approximate assumptions:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Risk-free interest rate	3.84% - 5.33%	4.13% - 4.31%	3.84% - 5.33%	3.60% - 4.31%
Expected term (years)	1.07 - 10.00	4.00-5.00	1.07 - 10.00	4.00-5.00
Expected volatility	65%	80%	65%	80%
Expected dividends	0.00%	0.00%	0.00%	0.00%

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

As of June 30, 2024 and December 31, 2023, the Company had an obligation to issue 183,095 and 363,095 shares of common stock to service providers that had a fair value of $47,605 and $90,774, respectively, which was a component of accrued compensation on the condensed consolidated balance sheets. The fair value of the common stock underlying this obligation has a per share value of $0.26 as of June 30, 2024 and December 31, 2023. Furthermore, as of June 30, 2024 and December 31, 2023, the Company has an obligation to issue warrants to purchase 42,930 shares of the Company’s common stock to service providers that had a fair value of $5,545 and $6,328, respectively, which was a component of accrued compensation on the condensed consolidated balance sheets.

See Note 5, Notes Payable and Note 6, Stockholders’ Deficiency for additional details associated with the issuances of common stock, warrants and embedded conversion options.

Note 5 – Notes Payable

As of June 30, 2024 and through the date of this filing, notes and convertible notes payable with principal amounts totaling $1,831,000 and $1,926,000, respectively, were past due. Such notes continue to accrue interest and all relevant penalties have been accrued as of June 30, 2024. The Company is in negotiations with certain holders of notes payable to extend the maturity dates of such notes or to convert the principal and accrued interest into equity. As of June 30, 2024, the Company had an accrued interest balance of $282,533 related to notes and convertible notes payable that were past due.

During the three months ended June 30, 2024 and 2023, the Company recorded interest expense of $236,632 and $237,282, respectively, and amortization of debt discount of $69,623 and $140,777, respectively. During the six months ended June 30, 2024 and 2023, the Company recorded interest expense of $373,753 and $373,052, respectively, and amortization of debt discount of $75,579 and $281,025, respectively. As of June 30, 2024 and December 31, 2023, the Company had $2,783,804 and $2,419,666, respectively, of accrued interest (including interest in the form of warrants (see Note 4, Fair Value) and penalties related to notes payable, which is included with accrued interest and accrued interest – related parties on the condensed consolidated balance sheets.

Notes Payable

In May 2024, the Company received proceeds of $250,000 from investors and issued notes payable in the aggregate principal amount of $300,000 with a maturity date of November 22, 2024. The notes bear interest at 10% per annum and have an aggregate original issue discount of $50,000 which was recorded as a debt discount and will be amortized over the term of the note. In connection with the issuances, the Company issued ten-year immediately vested warrants to purchase an aggregate of 625,000 shares of common stock at an exercise price of $0.75 per share. The warrants had an issuance date fair value of $96,710 which was included within derivative liabilities, recorded as a debt discount and will be amortized over the term of the notes. During the six months ended June 30, 2024, the Company repaid $6,250 of the outstanding principal balance, such that $293,750 was outstanding as of June 30, 2024.

Notes Payable - Related Parties

In May 2024, the Company received proceeds of $250,000 from an investor and issued a note payable in the principal amount of $300,000 with a maturity date of November 22, 2024. The note bears interest at 10% per annum and has an original issue discount of $50,000 which was recorded as a debt discount and will be amortized over the term of the note. In connection with the issuance, the Company issued ten-year immediately vested warrants to purchase 625,000 shares of common stock at an exercise price of $0.75 per share. The warrants had an issuance date fair value of $96,710 which was included within derivative liabilities - related parties, recorded as a debt discount and will be amortized over the term of the note. During the six months ended June 30, 2024, the Company repaid $6,250 of the outstanding principal balance, such that $293,750 was outstanding as of June 30, 2024.

Convertible Notes Payable

During the three months ended March 31, 2024, a convertible note with $100,000 of principal outstanding was automatically converted into 13,333 shares of Series C Convertible Preferred Stock at a price of $7.50 per share and the Company elected to convert $4,910 of accrued interest under such note into 6,546 shares of common stock at a price of $0.75 per share. The embedded conversion option attributable to the Series C Convertible Preferred Stock was accounted for as derivative liability and had an issuance date fair value of $1,700.

On March 22, 2024, the Company completed its private offering of 8% Convertible Notes that are convertible into shares of the Company’s Series C Convertible Preferred Stock at a conversion price of $7.50 per share. Since the inception of the private offering, the Company sold $4,760,170 aggregate principal amount of notes in the offering and issued investors warrants to purchase 4,321,926 shares of common stock at an exercise price of $1.25 per share. Additional subscriptions will not be accepted.

Convertible Notes Payable - Related Parties

In March 2024, the Company received additional advances of $146,672 under a note originally issued to George Verstraete, a director of the Company, and assigned to a trust controlled by Darlene Soave, a director of the Company, (the “Verstraete Note”), and, as a result, increased the outstanding principal balance of the Verstraete Note to $3,736,708. In connection with the advances, the Company issued five-year immediately vested warrants to purchase an aggregate of 117,338 shares of common stock at an exercise price of $1.25 per share to the trust controlled by Ms. Soave, the holder of the note. The warrants had an issuance date fair value of $6,666 which was included within derivative liabilities - related parties, recorded as a debt discount and will be amortized over the term of the note.

In April 2024, the Company entered into note amendment agreements with a trust controlled by Darlene Soave to extend the maturity dates of a note originally issued to Ms. Soave and assigned to the trust (the “Soave Note”) and the Verstraete Note to October 28, 2024 and September 10, 2024, respectively.

Note 6 – Stockholders’ Deficiency

Preferred Stock Dividends

During the three months ended June 30, 2024 and 2023, the Company accrued additional preferred dividends of $339,871 and $300,849, respectively. During the six months ended June 30, 2024 and 2023, the Company accrued additional preferred dividends of $666,536 and $598,366, respectively. As of June 30, 2024 and December 31, 2023, there were accrued preferred stock dividends of $14,094 and $25,540, respectively.

During the three months ended June 30, 2024, the Company issued an aggregate of 904,049 shares of common stock at the stated value of $0.75 per share for aggregate value of $677,982, pursuant to the terms of the Series A, B and C Convertible Preferred Stock Certificate of Designation, in connection with the partial payment of accrued dividends for Series A, Series B, and Series C Convertible Preferred Stock.

Series B Convertible Preferred Stock

During the six months ended June 30, 2024, the Company received gross proceeds of $751,000 from investors in connection with the issuance of an aggregate of 100,131 shares of its Series B Convertible Preferred Stock and five-year warrants to purchase an aggregate of 1,126,500 shares of the Company’s common stock at an exercise price of $0.75 per share. The warrants and embedded conversion options were accounted for as derivative liabilities under the Company’s sequencing policy and had an aggregate issuance date fair value of $159,300.

Series C Convertible Preferred Stock

See Note 5, Notes Payable – Convertible Notes Payable for details associated with conversions of notes payable into 13,333 shares of Series C Convertible Preferred Stock. The embedded conversion option of the Series C Convertible Preferred Stock was accounted for as a derivative liability under the Company’s sequencing policy and had an issuance date fair value of $1,700.

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

During the three and six months ended June 30, 2024, the Company issued 18,000 and 2,000 shares of the Company’s common stock to a certain investor in satisfaction of convertible note payable late fees. The shares had an issuance date fair value of $5,200 which was recognized immediately.

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

Stock-Based Compensation

During the three months ended June 30, 2024, the Company recognized stock-based compensation expense of $15,332, consisting of $8,852 of expense related to warrants (of which, $8,838 was included within stockholder’s deficiency and $15 was included within accrued compensation) and $6,480 (of which, $4,680 was included within stockholder’s deficiency and $1,800 was included within accrued compensation) for consulting services which was included within accrued compensation, which was included within general and administrative expenses on the condensed consolidated statement of operations. During the three months ended June 30, 2023, the Company recognized stock-based compensation expense of $50,111 (consisting of $40,673 of expense related to warrants (of which, $40,600 was included within stockholder’s deficiency and $73 was included within accrued compensation) and $9,438 of expense related to common stock to be issued for consulting services described above, which has been included within accrued compensation on the balance sheet and included within general and administrative expenses on the statement of operations.

During the six months ended June 30, 2024, the Company recognized stock-based compensation expense of $304,227, consisting of $35,396 of expense related to warrants (of which, $37,979 was included within stockholder’s deficiency and $(2,583) was included within accrued compensation) and $268,831 of expense related to common stock to be issued for consulting services (of which, $265,200 was included within stockholder’s deficiency and $3,631 was included within accrued compensation), which was included within general and administrative expenses on the condensed consolidated statement of operations. During the six months ended June 30, 2023, the Company recognized stock-based compensation expense of $379,016 (consisting of $39,578 of expense related to warrants (of which, $40,600 was included within stockholder’s deficiency and $(1,022) was included within accrued compensation and $339,438 of expense related to common stock issued or to be issued for consulting services described above (of which, $330,000 has been included within stockholder’s deficiency and $9,438 has been included within accrued compensation) which was included within general and administrative expenses.

There was no unrecognized stock-based compensation expense as of June 30, 2024.

Note 7 – Related Party Transactions

As of June 30, 2024 and December 31, 2023, the Company was required to issue warrants to purchase an aggregate of 2,106,500 and 1,956,500, respectively, shares of common stock at an exercise price of $0.75 per share to former directors of the Company in connection with loans made to the Company in the aggregate amount of $459,000 which required certain penalties be paid in the form of warrants. As a result, the Company accrued $176,834 and $215,050 associated with the fair value of the obligations as of June 30, 2024 and December 31, 2023, respectively, which amount is included in accrued interest – related parties on the condensed consolidated balance sheets. The obligations to issue warrants are subject to changes in fair value at each reporting period. See Note 4, Fair Value for additional details.

See Note 5, Notes Payable – Convertible Notes Payable – Related Parties for details related to convertible notes held by directors of the Company.

Note 8 – Commitments and Contingencies

Yeda Research and License Agreement

During the three months ended June 30, 2024 and 2023, the Company recorded research and development expenses of $14,500 related to its Research and License Agreement with Yeda (the “Agreement”). During the six months ended June 30, 2024 and 2023, the Company recorded research and development expenses of $29,000 related to the Agreement with Yeda. As of June 30, 2024 and December 31, 2023, the Company had $101,500 and $72,500, respectively, of accrued research and development expenses pursuant to the Agreement with Yeda.

MD Anderson Agreements

During the six months ended June 30, 2024, the Company commenced work under the February 2019 clinical trial agreement, as amended in May 2023, under which MD Anderson agreed to perform cell production and conduct Phase 1/2 human clinical trials with a second set of 12 patients for a total of approximately $1,816,000, with payments becoming due as certain specified milestones are met by MD Anderson.

The Company recognized $787,872 and 328,688 of research and development expenses during the three months ended June 30, 2024 and 2023, respectively, and $1,111,872 and $652,688 of research and development expenses during the six months ended June 30, 2024 and 2023, respectively, associated with services provided by The University of Texas M.D. Anderson Cancer Center (“MD Anderson”) under the two agreements with MD Anderson dated November 2018 and February 2019, respectively. As of June 30, 2024 and December 31, 2023, the Company had a liability to MD Anderson of $1,481,962 and $924,705, respectively, which was included within accounts payable on the condensed consolidated balance sheets.

Litigation

In January 2019, the holder of a promissory note in the principal amount of $250,000 due on March 16, 2016 instituted a collection action in the Supreme Court of the State of New York, County of New York. On June 12, 2019, the plaintiff served a motion for summary judgment through the Secretary of State which was heard on July 12, 2019 and granted. The Company contended that it was not given sufficient notice under the applicable statute and did not have an opportunity to oppose the motion. Judgment was entered in October 2019 in the amount of $267,680. The Company brought a motion to vacate based on the jurisdictional defect of the motion in not providing the required amount of time, but that motion was denied in February 2021 without properly addressing the jurisdictional issues raised by the Company. The Company appealed the denial and then filed a motion to Renew and Reargue the motion to vacate based on the Court’s failure to address critical issues. That motion was also denied on April 15, 2021 without addressing the Company’s arguments. The Company appealed the second denial as well and pursued both appeals in a consolidated manner so as to resolve all issues together. Each of the appeals was denied. While the Company’s motions were pending, the plaintiff commenced steps to collect judgment. During the year ended December 31, 2021, $103,088 of a deposit made with the court by a third party on behalf of the Company was released to an officer of the court and has been accounted for as partial note repayment, with an additional $146,912 due under the note repaid by a release of the remaining deposit to an officer of the court and garnishment of Company funds during the year ended December 31, 2022, which was also accounted for as a note repayment. In August 2023, a supplemental judgment of $38,838 was entered against the Company. Inasmuch, as there were no further opportunities to appeal, the Company was required to pay the remaining amount due, which was estimated to be approximately $113,000 and recorded as a liability as of December 31, 2023. As of May 31, 2024, after taking into account accrued and unpaid interest, approximately $117,000 was owed to the plaintiff and the plaintiff was seeking, among other things, additional monetary sanctions. In June 2024, the Company resolved this matter by making a final payment of $135,000, and the plaintiff agreed to cease the pursuit of additional sanctions against the Company and has since filed a satisfaction of judgment.

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

Subsequent to June 30, 2024, the Company entered into an exchange agreement with a note holder, whereby the noteholder and the Company agreed to exchange a note payable with a principal amount of $30,000 for a warrant to purchase an aggregate of 100,000 shares of the Company’s common stock at an exercise price $0.75 per share.

Subsequent to June 30, 2024, the Company entered into a note amendment agreement with a note holder to (i) extend the maturity date of a note in the principal amount of $50,000 from December 23, 2023 to December 23, 2024 and (ii) increase the interest rate from 8% to 10% effective July 2024. Further, in the event of an equity or debt financing transaction resulting in gross proceeds of at least $2,000,000, the Company or guarantor of the note shall repay the note in full within five days after completing the transaction. If the note is not repaid in full by December 23, 2024, any further extension will require the issuance of an additional five-year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.75 per share. Contemporaneous with the execution of this amendment, the Company (i) issued to the lender an additional five-year warrant to purchase 25,000 shares of the Company’s common stock at an exercise price of $0.75 per share and (ii) amended the holder’s previously outstanding warrant to reduce the exercise price to $0.75 per share.

Subsequent to June 30, 2024, the Company entered into a note amendment agreement with a note holder to (i) extend the maturity date of a note in the principal amount of $25,000 from December 26, 2023 to December 26, 2024 and (ii) increase the interest rate from 8% to 10% effective July 2024. Further, in the event of an equity or debt financing transaction resulting in gross proceeds of at least $2,000,000, the Company or guarantor of the note shall repay the note in full within five days after completing the transaction. If the note is not repaid in full by December 26, 2024, any further extension will require the issuance of an additional five-year warrant to purchase 25,000 shares of the Company’s common stock at an exercise price of $0.75 per share. Contemporaneous with the execution of this amendment, the Company (i) issued to the lender an additional five-year warrant to purchase 12,500 shares of the Company’s common stock at an exercise price of $0.75 per share and (ii) amended the holder’s previously outstanding warrant to reduce the exercise price to $0.75 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the condensed consolidated results of operations and financial condition of Cell Source, Inc. (“CSI”, “Cell Source”, the “Company”, “us,” “we,” “our,”) as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the Securities and Exchange Commission (“SEC”) on June 24, 2024.

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

Recent Developments

Preclinical Results and Clinical Results

After two years of intensive collaboration with Professor Zelig Eshhar, the inventor of CAR-T cell therapy, preclinical data confirmed that Veto Cells can markedly extend persistence of genetically modified T cells from the same donor and that genetically modified Veto Cells can effectively inhibit tumors expressing an antigen recognized by the transgenic T cell receptor. Furthermore, human Veto Cells transfected with CAR exhibit anti-tumor activity in-vitro without losing their veto activity. These preclinical results have formed the basis of our current development of a clinical protocol for allogeneic VETO CAR-T HSCT combined therapy for blood cancer treatment. Cell Source plans to submit this protocol for approval by the end of 2024. The Phase 1/2 clinical trial at the University of Texas MD Anderson Cancer Center, using Cell Source’s Anti-viral Veto Cells, has completed the first five treatment cohorts, with 15 patients each receiving a haploidentical HSCT under reduced intensity conditioning with Veto Cells. This trial has thus far shown that there has been no toxicity associated with the Veto Cells, with patients consistently showing successful stem cell engraftment, in the absence of severe GvHD. The study continues with additional cohorts of patients as planned.

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

From October 2023 through the date of filing, the Company has sold an aggregate of 206,799 units for gross proceeds of $1,551,000 and issued warrants to purchase 2,326,500 shares of the Company’s common stock.

Condensed Consolidated Results of Operations

Three Months Ended June 30, 2024 Compared with the Three Months Ended June, 2023

Research and Development

Research and development expense was $820,011 and $365,588 for the three months ended June 30, 2024 and 2023, respectively, an increase of $454,423, or 129%. This increase is primarily attributable to a patient enrollment milestone being achieved during the 2024 period, compared to no patient enrollment milestones being achieved during the 2023 period.

General and Administrative

General and administrative expense, which is associated with external consulting and professional fees, payroll and stock-based compensation expenses, was $373,668 and $539,877 for the three months ended June 30, 2024 and 2023, respectively, a decrease of $166,209, or 31%. The decrease was primarily attributable to decreases in legal expenses of approximately $129,000, due to various legal matters that occurred in 2023, stock-based compensation expense of $39,000 and consulting expenses of $60,000, due to a decrease in various consulting services, partially offset by increases in accounting and audit expenses of approximately $52,000, due to increased work performed, and payroll expenses of $25,000.

Interest Expense

Interest expense for the three months ended June 30, 2024 and 2023 was $236,632 and $237,282, respectively, a decrease of $650.

Interest Expense - Amortization of Debt Discount

Amortization of debt discount was $69,623 and $140,777 for the three months ended June 30, 2024 and 2023, respectively, a decrease of $71,154, or 51%. This decrease is primarily associated with a majority of the debt discount being fully amortized during 2023.

Change in Fair Value of Derivative Liabilities

During the three months ended June 30, 2024, we recognized a gain on the change in fair value of derivative liability of $11,146.

Gain on Extinguishment of Note Payable

Gain on extinguishment of note payable was $0 and $41,920 for the three months ended June 30, 2024 and 2023, respectively. The gain on extinguishment of note payable is attributable to the exchange of a promissory note in the principal amount of $100,000 for 176,000 shares of common stock.

Six Months Ended June 30, 2024 Compared with the Six Months Ended June, 2023

Research and Development

Research and development expense was $1,176,224 and $704,088 for the six months ended June 30, 2024 and 2023, respectively, an increase of $472,136, or 67%. This increase is primarily attributable to a patient enrollment milestone being achieved during the 2024 period, compared to no patient enrollment milestones being achieved during the 2023 period.

General and Administrative

General and administrative expense, which is associated with external consulting and professional fees, payroll and stock-based compensation expenses, was $1,155,584 and $1,616,926 for the six months ended June 30, 2024 and 2023, respectively, a decrease of $461,342, or 29%. The decrease was primarily attributable to decreases in legal expenses of $351,000, due to various legal matters that occurred in 2023, stock-based compensation expense of $79,000 and consulting expenses of $90,000, due to a decrease in various consulting services, partially offset by an increase in external expenses of $89,000.

Interest Expense

Interest expense for the six months ended June 30, 2024 and 2023 was $373,753 and $373,052, respectively, an increase of $701, or 1%.

Interest Expense - Amortization of Debt Discount

Amortization of debt discount was $75,579 and $281,025 for the six months ended June 30, 2024 and 2023, respectively, a decrease of $205,446, or 73%. This decrease is primarily associated with a majority of the debt discount being fully amortized during 2023.

Change in Fair Value of Derivative Liabilities

During the six months ended June 30, 2024, we recognized a gain on the change in fair value of derivative liability of $16,946.

Gain on Extinguishment of Note Payable

Gain on extinguishment of note payable was $0 and $41,920 for the six months ended June 30, 2024 and 2023, respectively. The gain on extinguishment of note payable is attributable to the exchange of a promissory note in the principal amount of $100,000 for 176,000 shares of common stock.

Liquidity and Going Concern

We measure our liquidity in a number of ways, including the following:

	June 30,2024	December 31, 2023

Cash	$90,549	$22,203
Working capital deficiency	$(17,319,501)	$(15,611,543)

During the six months ended June 30, 2024, we had not generated any revenues, had a net loss of approximately $2,764,000 and had used cash in operations of approximately $1,297,000. As of June 30, 2024, we had a working capital deficiency of approximately $17,320,000 and an accumulated deficit of approximately $44,432,000. As of June 30, 2024 and through the date of this filing, notes payable with principal amounts totaling $1,831,000 and $1,926,000, respectively, were past due. We will continue to incur net operating losses to fund operations. These conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date these financial statements are issued.

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

During the six months ended June 30, 2024, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the six months ended June 30, 2024 and 2023 in the amounts of approximately $1,297,000 and $1,346,000, respectively. The net cash used in operating activities for the six months ended June 30, 2024 was primarily due to cash used to fund a net loss of approximately $2,764,000, adjusted for net non-cash expenses in the aggregate amount of approximately $301,000, partially offset by $1,166,000 of net cash provided by changes in the levels of operating assets and liabilities. The net cash used in operating activities for the six months ended June 30, 2023 was primarily due to cash used to fund a net loss of approximately $2,933,000, adjusted for non-cash expenses in the aggregate amount of approximately $599,000, partially offset by $988,000 of net cash provided by changes in the levels of operating assets and liabilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024 and 2023 was approximately $1,365,000 and $1,145,000, respectively. The net cash provided by financing activities during the six months ended June 30, 2024 was attributable to $751,000 of proceeds from the issuance of Series B convertible preferred stock and warrants, approximately $647,000 of proceeds from the issuance of notes and convertible notes payable, partially offset by the repayment of a financing liability in the amount of $20,000 and $12,500 related to the repayment of notes payable. The net cash provided by financing activities during the six months ended June 30, 2023 was attributable to $350,000 of proceeds from the issuance of convertible notes to a related party director and $794,960 of proceeds from the issuance of convertible notes payable.

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

In connection with the preparation of this Quarterly Report, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Except as described below, we are not involved in any pending legal proceeding or litigations and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

In January 2019, the holder of a promissory note in the principal amount of $250,000 due on March 16, 2016 instituted a collection action in the Supreme Court of the State of New York, County of New York. On June 12, 2019, the plaintiff served a motion for summary judgment through the Secretary of State which was heard on July 12, 2019 and granted. The Company contended that it was not given sufficient notice under the applicable statute and did not have an opportunity to oppose the motion. Judgment was entered in October 2019 in the amount of $267,680. The Company brought a motion to vacate based on the jurisdictional defect of the motion in not providing the required amount of time, but that motion was denied in February 2021 without properly addressing the jurisdictional issues raised by the Company. The Company appealed the denial and then filed a motion to Renew and Reargue the motion to vacate based on the Court’s failure to address critical issues. That motion was also denied on April 15, 2021 without addressing the Company’s arguments. The Company appealed the second denial as well and pursued both appeals in a consolidated manner so as to resolve all issues together. Each of the appeals was denied. While the Company’s motions were pending, the plaintiff commenced steps to collect judgment. During the year ended December 31, 2021, $103,088 of a deposit made with the court by a third party on behalf of the Company was released to an officer of the court and has been accounted for as partial note repayment, with an additional $146,912 due under the note repaid by a release of the remaining deposit to an officer of the court and garnishment of Company funds during the year ended December 31, 2022, which was also accounted for as a note repayment. In August 2023, a supplemental judgment of $38,838 was entered against the Company. Inasmuch, as there were no further opportunities to appeal, the Company was required to pay the remaining amount due, which was estimated to be approximately $113,000 and recorded as a liability as of December 31, 2023. As of May 31, 2024, after taking into account accrued and unpaid interest, approximately $117,000 was owed to the plaintiff and the plaintiff was seeking, among other things, additional monetary sanctions. In June 2024, the Company resolved this matter by making a final payment of $135,000, and the plaintiff agreed to cease the pursuit of additional sanctions against the Company and has since filed a satisfaction of judgment.

Item 1A. Risk Factors.

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on June 24, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In May 2024, we received proceeds of $500,000 from investors and issued notes payable in the aggregate principal amount of $600,000 with a maturity date of November 22, 2024. The notes bear interest at 10% per annum and have an aggregate original issue discount of $100,000. In connection with the issuances, we issued ten-year immediately vested warrants to purchase an aggregate of 1,250,000 shares of our common stock at an exercise price of $0.75 per share. We relied upon the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) in connection with this transaction.

In June 2024, we issued 18,000 shares of the Company’s common stock to a holder of a convertible promissory note as payment for late fees incurred. We relied upon the exemption provided by Section 4(a)(2) of the Securities Act in connection with this transaction.

In June 2024, we issued an aggregate of 904,049 shares of our common stock as payment-in-kind dividends to holders of our Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, and Series C Convertible Preferred Stock. We relied upon the exemption provided by Section 4(a)(2) of the Securities Act in connection with this transaction.

In July 2024, we issued a five-year warrant to purchase 100,000 shares of our common stock at an exercise price of $0.75 per share in exchange for a note held by an accredited investor in the principal amount of $30,000. We relied upon the exemption provided by Section 3(a)(9) of the Securities Act in connection with this transaction.

Item 3. Defaults Upon Senior Securities.

As of June 30, 2024 and through the date of this filing, notes payable and convertible notes payable with face values totaling approximately $1,831,000 and $1,926,000, respectively, were past due. Such notes continue to accrue interest and all relevant penalties have been accrued as of June 30, 2024. Of such past due notes payable, a holder of a note with principal amount of $250,000 issued a notice of default. See Item 1 above for additional details. We are in negotiations with all holders to extend the maturity dates of such notes or to convert the principal and accrued interest into equity.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.70*	Amendment No. 2 to Veto Cell Production and Clinical Trial Program Agreement, dated as of August 7, 2019, between Cell Source Limited and the University of Texas M.D. Cancer Center.

10.71*	Amendment No. 3 to Veto Cell Production and Clinical Trial Program Agreement, dated as of May 1, 2023, between Cell Source Limited and the University of Texas M.D. Cancer Center.

31*	Certification of principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CELL SOURCE, INC.

Dated: August 19, 2024	By:	/s/ Itamar Shimrat
	Name:	Itamar Shimrat
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

