Form 10-Q
period 2024-09-30
Cell Source, Inc.
filed 2024-11-14
CIK 1569340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 13, 2024, the registrant had 43,468,184 shares of $0.001 par value common stock outstanding.

CELL SOURCE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CELL SOURCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Current Assets:
Cash	$22,992	$22,203
Prepaid expenses	241,125	160,750
Other current assets	543	12,218
Total Assets	$264,660	$195,171

Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accounts payable	$2,036,128	$1,467,052
Accrued expenses	1,153,100	1,225,195
Accrued expenses - related party	188,000	144,500
Accrued interest	1,070,144	939,549
Accrued interest - related parties	2,065,948	1,480,117
Accrued compensation	1,048,592	960,554
Notes payable, net of debt discount of $42,259 and $776 as of September 30, 2024 and December 31, 2023, respectively	932,584	710,317
Notes payable - related parties, net of debt discount of $42,259 and $0 as of September 30, 2024 and December 31, 2023, respectively	401,491	150,000
Convertible notes payable, net of debt discount of $9,188 and $16,179 as of September 30, 2024 and December 31, 2023, respectively	985,812	1,078,821
Convertible notes payable - related parties	7,461,708	7,315,036
Derivative liabilities	609,207	33,000
Derivative liabilities - related party	178,064	-
Financing liability	314,985	42,033
Advances payable	194,375	135,000
Advances payable - related party	200,000	100,000
Accrued dividend payable	365,078	25,540
Total Liabilities	19,205,216	15,806,714

Commitments and contingencies (Note 9)

Stockholders’ Deficiency:
Convertible Preferred Stock, $0.001 par value, 10,000,000 shares authorized;
Series A Convertible Preferred Stock, 1,350,000 shares designated, 1,342,195 shares issued and outstanding as of September 30, 2024 and December 31, 2023; liquidation preference of $10,294,818 and $10,066,463 as of September 30, 2024 and December 31, 2023, respectively	1,342	1,342
Series B Convertible Preferred Stock, 2,000,000 shares designated, 210,132 and 106,668 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively; liquidation preference of $1,628,150 and $806,805 as of September 30, 2024 and December 31, 2023, respectively	210	107
Series C Convertible Preferred Stock, 1,000,000 shares designated, 550,815 and 537,482 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively; liquidation preference of $4,214,414 and $4,049,861 as of September 30, 2024 and December 31, 2023, respectively	550	537
Common Stock, $0.001 par value, 200,000,000 shares authorized; 43,253,897 and 39,830,802 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	43,254	39,831
Additional paid-in capital	26,862,811	26,014,028
Accumulated deficit	(45,848,723)	(41,667,388)
Total Stockholders’ Deficiency	(18,940,556)	(15,611,543)
Total Liabilities and Stockholders’ Deficiency	$264,660	$195,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

Operating Expenses:
Research and development	$346,357	$500,005	$1,493,581	$1,175,093
Research and development - related party	14,500	14,500	43,500	43,500
General and administrative	470,768	480,875	1,626,352	2,097,801
Total Operating Expenses	831,625	995,380	3,163,433	3,316,394
Loss From Operations	(831,625)	(995,380)	(3,163,433)	(3,316,394)

Other (Expense) Income:
Interest expense	(95,865)	(62,463)	(136,213)	(138,937)
Interest expense - related parties	(260,921)	(199,628)	(594,326)	(496,206)
Interest expense - amortization of debt discount	(74,718)	(29,912)	(112,218)	(107,487)
Interest expense - amortization of debt discount - related parties	(73,355)	(50,755)	(111,434)	(254,205)
Change in fair value of derivative liabilities	(62,851)	-	(50,034)	-
Change in fair value of derivative liabilities - related party	(35,699)	-	(31,570)	-
Gain on extinguishment of note payable	17,893	-	17,893	41,920
Total Other Expense	(585,516)	(342,758)	(1,017,902)	(954,915)
Net Loss	(1,417,141)	(1,338,138)	(4,181,335)	(4,271,309)
Dividend attributable to Series A, B, and C preferred stockholders	(350,984)	(309,150)	(1,017,520)	(907,516)
Net Loss Applicable to Common Stockholders	$(1,768,125)	$(1,647,288)	$(5,198,855)	$(5,178,825)

Net Loss Per Common Share - Basic and Diluted	$(0.04)	$(0.04)	$(0.13)	$(0.14)

Weighted Average Common Shares Outstanding -
Basic and Diluted	42,426,449	38,191,731	41,321,759	37,492,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

(Unaudited)

	FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024
	Convertible Preferred		Convertible Preferred		Convertible Preferred				Additional		Total
	Stock - Series A		Stock - Series B		Stock - Series C		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance, January 1, 2024	1,342,195	$1,342	106,668	$107	537,482	$537	39,830,802	$39,831	$26,014,028	$(41,667,388)	$(15,611,543)

Conversion of convertible notes payable and accrued interest into Series C Convertible Preferred Stock and common stock	-	-	-	-	13,333	13	6,546	6	104,891	-	104,910

Series A, B and C Convertible Preferred Stock dividends:
Accrual of earned dividends	-	-	-	-	-	-	-	-	(326,665)	-	(326,665)

Common stock issued in satisfaction of accrued compensation	-	-	-	-	-	-	180,000	180	44,820	-	45,000

Issuance of Series B Convertible Preferred Stock for cash, net	-	-	3,333	3	-	-	-	-	19,897	-	19,900

Common stock issued in satisfaction of convertible note payable interest	-	-	-	-	-	-	2,000	2	518	-	520

Stock-based compensation:
Warrants	-	-	-	-	-	-	-	-	29,141	-	29,141
Common stock	-	-	-	-	-	-	1,000,000	1,000	259,000	-	260,000

Net loss	-	-	-	-	-	-	-	-	-	(1,275,406)	(1,275,406)

Balance, March 31, 2024	1,342,195	$1,342	110,001	$110	550,815	$550	41,019,348	$41,019	$26,145,630	$(42,942,794)	$(16,754,143)

Series A, B and C Convertible Preferred Stock dividends:
Accrual of earned dividends	-	-	-	-	-	-	-	-	(339,871)	-	(339,871)
Payment of dividends in kind	-	-	-	-	-	-	904,049	904	677,078	-	677,982

Issuance of Series B Convertible Preferred Stock for cash, net	-	-	96,798	97	-	-	-	-	571,704	-	571,801

Common stock issued in satisfaction of convertible note payable interest	-	-	-	-	-	-	18,000	18	4,662	-	4,680

Stock-based compensation:
Warrants	-	-	-	-	-	-	-	-	8,838	-	8,838

Net loss	-	-	-	-	-	-	-	-	-	(1,488,788)	(1,488,788)

Balance, June 30, 2024	1,342,195	$1,342	206,799	$207	550,815	$550	41,941,397	$41,941	$27,068,041	$(44,431,582)	$(17,319,501)

Series A, B and C Convertible Preferred Stock dividends:
Accrual of earned dividends	-	-	-	-	-	-	-	-	(350,984)	-	(350,984)

Issuance of Series B Convertible Preferred Stock for cash, net	-	-	3,333	3	-	-	-	-	17,797	-	17,800

Common stock issued for cash	-	-	-	-	-	-	1,312,500	1,313	126,857	-	128,170

Warrant modification expense	-	-	-	-	-	-	-	-	1,100	-	1,100

Net loss	-	-	-	-	-	-	-	-	-	(1,417,141)	(1,417,141)

Balance, September 30, 2024	1,342,195	$1,342	210,132	$210	550,815	$550	43,253,897	$43,254	$26,862,811	$(45,848,723)	$(18,940,556)

	FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023
	Convertible Preferred		Convertible Preferred				Additional		Total
	Stock - Series A		Stock - Series C		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance, January 1, 2023	1,342,195	$1,342	502,776	$503	36,081,758	$36,082	$23,674,354	$(36,346,176)	$(12,633,895)

Conversion of convertible notes payable and accrued interest into Series C Convertible Preferred Stock and common stock	-	-	6,667	7	2,747	3	52,050	-	52,060

Series A and Series C Convertible Preferred Stock dividends:
Accrual of earned dividends	-	-	-	-	-	-	(297,517)	-	(297,517)

Issuance of warrants in connection with issuance of convertible notes payable	-	-	-	-	-	-	21,202	-	21,202

Conversion of Series C Convertible Preferred Stock into common stock	-	-	(10,000)	(10)	100,000	100	(90)	-	-

Stock-based compensation: Common stock	-	-	-	-	1,000,000	1,000	329,000	-	330,000

Net loss	-	-	-	-	-	-	-	(1,691,567)	(1,691,567)

Balance, March 31, 2023	1,342,195	$1,342	499,443	$500	37,184,505	$37,185	$23,778,999	$(38,037,743)	$(14,219,717)

Series A and Series C Convertible Preferred Stock dividends:
Accrual of earned dividends	-	-	-	-	-	-	(300,849)	-	(300,849)
Payment of dividends in kind	-	-	-	-	802,880	802	601,300	-	602,102

Issuance of common stock in connection with extinguishment of note payable	-	-	-	-	176,000	176	57,904	-	58,080

Issuance of warrants in connection with:
Satisfaction of accrued interest	-	-	-	-	-	-	40,167	-	40,167
Issuance of convertible notes payable	-	-	-	-	-	-	75,462	-	75,462

Stock-based compensation:
Warrants	-	-	-	-	-	-	40,600	-	40,600

Net loss	-	-	-	-	-	-	-	(1,241,604)	(1,241,604)

Balance, June 30, 2023	1,342,195	$1,342	499,443	$500	38,163,385	$38,163	$24,293,583	$(39,279,347)	$(14,945,759)

Conversion of convertible notes payable and accrued interest into Series C Convertible Preferred Stock and common stock	-	-	62,667	62	32,232	32	494,040	-	494,134

Issuance of warrants in connection with issuance of convertible notes payable	-	-	-	-	-	-	45,008	-	45,008

Conversion of Series C Convertible Preferred Stock into common stock	-	-	(30,000)	(30)	300,000	300	(270)	-	-

Series A and Series C Convertible Preferred Stock dividends:
Accrual of earned dividends	-	-	-	-	-	-	(309,150)	-	(309,150)

Stock-based compensation:
Warrants	-	-	-	-	-	-	23,758	-	23,758

Net loss	-	-	-	-	-	-	-	(1,338,138)	(1,338,138)

Balance, September 30, 2023	1,342,195	$1,342	532,110	$532	38,495,617	$38,495	$24,546,969	$(40,617,485)	$(16,030,147)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For Nine Months Ended
	September 30,
	2024	2023

Cash Flows From Operating Activities:
Net loss	$(4,181,335)	$(4,271,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment of note payable	(17,893)	(41,920)
Interest expense - amortization of debt discount	112,218	107,487
Interest expense - amortization of debt discount - related parties	111,434	254,205
Change in fair value of derivative liabilities - related party	31,570	-
Change in fair value of derivative liabilities	50,034	-
Non-cash interest expense - warrants	72,473	28,695
Warrant modification expense	1,100	-
Stock-based compensation:
Common stock	272,493	341,269
Warrants	36,804	63,709
Changes in operating assets and liabilities:
Prepaid expenses	241,125	243,300
Other current assets	11,675	19,605
Accounts payable	569,076	900,538
Accrued expenses	(72,095)	53,697
Accrued expenses - related party	43,500	43,500
Accrued interest	108,716	165,030
Accrued interest - related parties	546,349	441,446
Accrued compensation	126,920	25,147
Net Cash Used In Operating Activities	(1,935,836)	(1,625,601)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock and warrants	415,625	-
Proceeds from issuance of Series B Convertible Preferred Stock and warrants	776,001	-
Proceeds from issuance of convertible notes payable	-	919,960
Proceeds from issuance of convertible notes payable - related party	146,672	677,018
Proceeds from issuance of notes payable	250,000	-
Proceeds from issuance of notes payable - related party	250,000	-
Proceeds from advances payable	59,375	-
Proceeds from advances payable - related party	100,000	-
Repayment of notes payable	(6,250)	-
Repayment of notes payable - related party	(6,250)	-
Repayment of financing liability	(48,548)	(191,460)
Net Cash Provided By Financing Activities	1,936,625	1,405,518

Net Increase (Decrease) In Cash	789	(220,083)

Cash - Beginning of Period	22,203	222,665
Cash - End of Period	$22,992	$2,582

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$949

Non-cash investing and financing activities:
Common stock issued in satisfaction of accrued compensation	$(45,000)	$-
Common stock issued in connection with payment of Series A, B, and C Convertible Preferred Stock dividends in-kind	$677,982	$602,102
Financing of Director and Officer insurance	$321,500	$321,500
Conversion of Series C Convertible Preferred Stock into common stock	$-	$400
Conversion of accrued expenses into note principal	$-	$413,018
Accrual of warrant obligations in connection with issuance of notes payable	$-	$40,167
Warrants issued in satisfaction of accrued warrant obligation	$-	$(40,167)
Issuance of warrants in connection with the issuance of notes payable	$200,404	$141,672
Issuance of warrants in connection with the exchange of notes payable	$12,107	$-
Accrual of earned preferred stock dividends	$(1,017,520)	$(907,516)
Conversion of convertible notes payable and accrued interest into Series C Preferred Stock and common stock	$104,910	$546,194
Issuance of warrants in connection with issuance of Series B Preferred Stock	$103,900	$-
Issuance of embedded derivative liabilities in connection with issuance of Series B Preferred Stock	$62,600	$-
Issuance of embedded derivative liabilities in connection with issuance of Series C Preferred Stock	$1,700	$-
Extinguishment of note payable for common stock	$-	$58,080

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Business Organization, Nature of Operations, Risks and Uncertainties and Basis of Presentation

Organization and Operations

Cell Source, Inc. (“Cell Source”, “CSI” or the “Company”) is a Nevada corporation formed on June 6, 2012 that is the parent company of Cell Source Limited (“CSL”), a wholly owned subsidiary which was founded in Israel in 2011 in order to commercialize a suite of inventions relating to certain cancer treatments. The Company is a biotechnology company focused on developing cell therapy treatments based on the management of immune tolerance. The Company’s lead prospective product is its patented Veto Cell immune system management technology, which is an immune tolerance biotechnology that enables the selective blocking of immune responses. CSL’s Veto Cell immune system management technology is based on technologies patented, owned, and licensed to CSL by Yeda Research and Development Company Limited, an Israeli corporation (“Yeda”) (see Note 9, Commitments and Contingencies). The Company’s target indications include: lymphoma, leukemia and multiple myeloma through the facilitation of safer and more accessible stem cell (e.g. bone marrow) transplantation acceptance, treatment of end stage kidney disease and other non-malignant organ diseases through improved organ transplantation (broadened donor pool, reduced dependence on post-transplant anti-rejection therapy), and ultimately treating a variety of cancers and non-malignant diseases.

Risks and Uncertainties

On October 7, 2023, a conflict arose between Israel and Hamas militants on Israel’s southern border from the Gaza Strip. The intensity and duration of Israel’s current war against Hamas is difficult to predict, and as are such war’s economic implications on the Company’s business and operations. To the extent that any of these negative developments do occur, they may have an adverse effect on the Company’s business, results of operations and its ability to raise additional funds. As of September 30, 2024, the Company considered the impact of the war on its business and operational assumptions and estimates and determined there were no material adverse impacts on the Company’s condensed consolidated results of operations and financial position.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial position of the Company as of September 30, 2024 and the condensed consolidated results of its operations and cash flows for the three and nine months ended September 30, 2024 and 2023. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the operating results for the full year ending December 31, 2024 or any other period. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2023 and for the year then ended which were included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on June 24, 2024.

Note 2 - Going Concern and Management Plans

During the nine months ended September 30, 2024, the Company had not generated any revenues, had a net loss of approximately $4,181,000 and used cash in operations of approximately $1,936,000. As of September 30, 2024, the Company had a working capital deficiency of approximately $18,941,000 and an accumulated deficit of approximately $45,849,000. As of September 30, 2024 and through the date of this filing, notes payable with principal amounts totaling approximately $5,663,000 and $1,926,000, respectively, were past due. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date these financial statements are issued.

The Company is currently funding its operations on a month-to-month basis. While there can be no assurance that it will be successful, the Company is in active negotiations to raise additional capital. The Company’s primary sources of operating funds since inception have been equity and debt financings. Management’s plans include continued efforts to raise additional capital through debt and equity financings. There is no assurance that these funds will be sufficient to enable the Company to fully complete its development activities or attain profitable operations. If the Company is unable to obtain such additional financing on a timely basis or, notwithstanding any request the Company may make, if the Company’s debt holders do not agree to convert their notes into equity or extend the maturity dates of their notes, the Company may have to curtail its development, marketing and promotional activities, which would have a material adverse effect on the Company’s business, financial condition and results of operations, and ultimately the Company could be forced to discontinue its operations and liquidate. Subsequent to September 30, 2024 and as more fully described in Note 10, Subsequent Events, the Company received aggregate proceeds of $75,000 from the issuance of common stock and $300,000 from the sale of Series B Convertible Preferred Stock. The Company will continue to incur net operating losses to fund operations.

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Because the Company’s common stock historically was not actively traded on a public market, the fair value of the Company’s restricted equity instruments is estimated by management based on observations of the sales prices of both restricted and freely tradable common stock, or instruments convertible into common stock. The Company obtained a third-party valuation of its common stock as of July 1, 2024 and December 31, 2023, which was considered in management’s estimation of fair value during the three and nine months ended September 30, 2024. The third-party valuation was performed in accordance with regulation of Section 409A of the Internal Revenue Code (“IRC”) as well as FASB ASC Topic 718. The estimates used by management are considered highly complex and subjective. The Company anticipates that once its shares become more actively traded, the use of such estimates will no longer be necessary to determine the fair value of its common stock.

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

Under the OPM, it was determined the Company’s common stock had a fair value of $0.28 and $0.26 as of July 1, 2024 and December 31, 2023, respectively, which included a discount for lack of marketability of 25%. Furthermore, the independent appraisal determined the Company’s expected volatility was 75% and 65% as of July 1, 2024 and December 31, 2023, respectively, by evaluating historical and implied volatilities of guideline companies.

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

The common stock equivalents associated with the following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	September 30,
	2024	2023

Options	6,932,004	6,932,004
Warrants	19,434,945	13,541,107
Convertible notes [1]	14,977,347	13,493,270
Convertible preferred stock	21,031,420	18,743,053
Total	62,375,716	52,709,434

[1]	Convertible notes are assumed to be converted at the rate of $0.75 per common share, which is the conversion price as of September 30, 2024 and 2023. However, such conversion rates are subject to adjustment under certain circumstances, such as stock splits and stock dividends, which may result in the issuance of common shares greater than the amount indicated.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The standard is intended to require more detailed disclosures about specified categories of expenses (including employee compensation, depreciation, and amortization) included in certain expense captions presented on the face of the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. This ASU is applicable to entities with a single operating segment. The Company is currently evaluating the potential impact of this adoption on the condensed consolidated financial statements and related disclosures.

Note 4 - Fair Value

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all Level 3 liabilities measured at fair value on a recurring basis using unobservable inputs during the three and nine months ended September 30, 2024 and 2023:

	Accrued	Accrued	Derivative
	Interest	Compensation	Liabilities	Total

Balance - January 1, 2024	$356,510	$97,102	$33,000	$486,612

Accrual of warrant obligation	6,666	-	-	6,666
Issuance of warrants and conversion option	-	-	5,100	5,100
Common stock issued in satisfaction of accrued compensation	-	(45,000)	-	(45,000)
Change in fair value	(74,316)	(766)	(5,800)	(80,882)

Balance - March 31, 2024	$288,860	$51,336	$32,300	$372,496

Reclassification of warrant obligation to derivative liabilities	(6,666)	-	6,666	-
Issuance of warrants and conversion option	-	-	349,638	349,638
Change in fair value	12,502	1,815	(11,146)	3,171

Balance - June 30, 2024	$294,696	$53,151	$377,458	$725,305

Issuance of warrants and conversion option	-	-	311,263	311,263
Change in fair value	129,783	3,284	98,550	231,617

Balance - September 30, 2024	$424,479	$56,435	$787,271	$1,268,185

	Accrued	Accrued
	Interest	Compensation	Total

Balance - January 1, 2023	$504,700	$59,220	$563,920

Accrual of warrant obligation	40,167	-	40,167
Change in fair value	(46,131)	(1,095)	(47,226)

Balance - March 31, 2023	498,736	58,125	556,861
Accrual of common stock obligation	-	9,438	9,438
Satisfaction of warrant obligation	(40,167)	-	(40,167)
Change in fair value	27,272	73	27,345

Balance - June 30, 2023	485,841	67,636	553,477
Change in fair value	47,554	2,204	49,758
Balance - September 30, 2023	$533,395	$69,840	$603,235

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

In applying the Black-Scholes option pricing model utilized in the valuation of Level 3 liabilities, the Company used the following approximate assumptions:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Risk-free interest rate	3.58% - 5.33%	4.60% - 4.70%	3.58% - 5.33%	3.60% - 4.70%
Expected term (years)	0.82 - 10.00	4.00 - 5.00	0.82 - 10.00	4.00-5.00
Expected volatility	75%	80%	65% - 75%	80%
Expected dividends	0.00%	0.00%	0.00%	0.00%

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

As of September 30, 2024 and December 31, 2023, the Company had an obligation to issue 183,095 and 363,095 shares of common stock to service providers that had a fair value of $51,267 and $90,774, respectively, which was a component of accrued compensation in the condensed consolidated balance sheets. The fair value of the common stock underlying this obligation has a per share value of $0.28 and $0.26 as of September 30, 2024 and December 31, 2023, respectively. Furthermore, as of September 30, 2024 and December 31, 2023, the Company has an obligation to issue warrants to purchase 42,930 shares of the Company’s common stock to service providers that had a fair value of $5,168 and $6,328, respectively, which was a component of accrued compensation in the condensed consolidated balance sheets.

See Note 6, Notes Payable and Note 7, Stockholders’ Deficiency for additional details associated with the issuances of common stock, warrants and embedded conversion options.

Note 5 – Advances Payable

Advances payable and advances payable – related party represent cash received from investors for working capital purposes.

During the three months ended September 30, 2024, the Company received aggregate proceeds of $159,375 which were included in advances payable and advances payable – related party on the condensed consolidated balance sheet.

Note 6 – Notes Payable

As of September 30, 2024 and through the date of this filing, notes and convertible notes payable with principal amounts totaling approximately $5,663,000 and $1,926,000, respectively, were past due. Such notes continue to accrue interest and all relevant penalties have been accrued as of September 30, 2024. The Company is in negotiations with certain holders of notes payable to extend the maturity dates of such notes or to convert the principal and accrued interest into equity. As of September 30, 2024, the Company had an accrued interest balance of $840,663 related to notes and convertible notes payable that were past due.

During the three months ended September 30, 2024 and 2023, the Company recorded interest expense of $356,786 and $262,091, respectively, and amortization of debt discount of $148,073 and $80,667, respectively. During the nine months ended September 30, 2024 and 2023, the Company recorded interest expense of $730,539 and $635,143, respectively, and amortization of debt discount of $223,652 and $361,692, respectively. As of September 30, 2024 and December 31, 2023, the Company had $3,136,092 and $2,419,666, respectively, of accrued interest (including interest in the form of warrants (see Note 4, Fair Value) and penalties related to notes payable, which is included with accrued interest and accrued interest – related parties on the condensed consolidated balance sheets.

Notes Payable

In May 2024, the Company received proceeds of $250,000 from investors and issued notes payable in the aggregate principal amount of $300,000 with a maturity date of November 22, 2024. The notes bear interest at 10% per annum and have an aggregate original issue discount of $50,000 which was recorded as a debt discount and will be amortized over the term of the note. In connection with the issuances, the Company issued ten-year immediately vested warrants to purchase an aggregate of 625,000 shares of common stock at an exercise price of $0.75 per share. The warrants had an issuance date fair value of $96,710 which was included within derivative liabilities, recorded as a debt discount and will be amortized over the term of the notes. During the nine months ended September 30, 2024, the Company repaid $6,250 of the outstanding principal balance, such that $293,750 was outstanding as of September 30, 2024.

On July 15, 2024, the Company entered into an exchange agreement with a note holder, whereby the parties agreed to exchange a note payable with a principal amount of $30,000 for a warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.75 per share. The exchange resulted in a gain on extinguishment of notes payable of $17,893 during the three and nine months ended September 30, 2024. The warrant had an issuance date fair value of $12,107 and was recorded as a derivative liability under the Company’s sequencing policy on the condensed consolidated balance sheet as of September 30, 2024.

Notes Payable - Related Parties

In May 2024, the Company received proceeds of $250,000 from an investor and issued a note payable in the principal amount of $300,000 with a maturity date of November 22, 2024. The note bears interest at 10% per annum and has an original issue discount of $50,000 which was recorded as a debt discount and will be amortized over the term of the note. In connection with the issuance, the Company issued ten-year immediately vested warrants to purchase 625,000 shares of common stock at an exercise price of $0.75 per share. The warrants had an issuance date fair value of $96,710 which was included within derivative liabilities - related parties, recorded as a debt discount and will be amortized over the term of the note. During the nine months ended September30, 2024, the Company repaid $6,250 of the outstanding principal balance, such that $293,750 was outstanding as of September 30, 2024.

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

On March 22, 2024, the Company completed its private offering of 8% Convertible Notes that are convertible into shares of the Company’s Series C Convertible Preferred Stock at a conversion price of $7.50 per share. Since the inception of the private offering in 2020, the Company sold $4,760,170 aggregate principal amount of notes in the offering and issued investors warrants to purchase 4,321,926 shares of common stock at an exercise price of $1.25 per share. There were no issuances during the nine months ended September 30, 2024.

On July 24, 2024, the Company entered into a note amendment agreement with a note holder to (i) extend the maturity date of a note in the principal amount of $50,000 from December 23, 2023 to December 23, 2024 and (ii) increase the interest rate from 8% to 10% effective July 2024. Further, in the event of an equity or debt financing transaction resulting in gross proceeds of at least $2,000,000, the Company or guarantor of the note shall repay the note in full within five days after completing the transaction. If the note is not repaid in full by December 23, 2024, any further extension will require the issuance of an additional five-year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.75 per share. Contemporaneous with the execution of this amendment, the Company (i) issued to the lender an additional five-year warrant to purchase 25,000 shares of the Company’s common stock at an exercise price of $0.75 per share and (ii) amended the holder’s previously outstanding warrant to reduce the exercise price to $0.75 per share. This transaction was accounted for as a debt modification. The warrants had an issuance date fair value of $3,000 and were accounted for as derivative liabilities under the Company’s sequencing policy on the condensed consolidated balance sheet as of September 30, 2024.

On July 24, 2024, the Company entered into a note amendment agreement with a note holder to (i) extend the maturity date of a note in the principal amount of $25,000 from December 26, 2023 to December 26, 2024 and (ii) increase the interest rate from 8% to 10% effective July 2024. Further, in the event of an equity or debt financing transaction resulting in gross proceeds of at least $2,000,000, the Company or guarantor of the note shall repay the note in full within five days after completing the transaction. If the note is not repaid in full by December 26, 2024, any further extension will require the issuance of an additional five-year warrant to purchase 25,000 shares of the Company’s common stock at an exercise price of $0.75 per share. Contemporaneous with the execution of this amendment, the Company (i) issued to the lender an additional five-year warrant to purchase 12,500 shares of the Company’s common stock at an exercise price of $0.75 per share and (ii) amended the holder’s previously outstanding warrant to reduce the exercise price to $0.75 per share. The warrants had an issuance date fair value of $1,500 and were accounted for as derivative liabilities under the Company’s sequencing policy on the condensed consolidated balance sheet as of September 30, 2024.

On November 29, 2023, the Company and a certain investor agreed to extend the maturity date of a certain convertible note payable in the principal amount of $100,000 from December 31, 2022 to July 1, 2024. In addition, the note provides repayment terms as follows: $10,000 per month from January 1, 2024 through March 1, 2024 and $20,000 per month from April 1, 2024 through June 1, 2024. A final payment of $10,000 and all accrued and unpaid interest is due on July 1, 2024. As of September 30, 2024 and through the date of filing these payments have not been made.

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

In April 2024, the Company entered into note amendment agreements with a trust controlled by Darlene Soave to extend the maturity dates of a note originally issued to Ms. Soave and assigned to the trust (the “Soave Note”) and the Verstraete Note to October 28, 2024 and September 10, 2024, respectively. See Note 10- Subsequent Events, for additional information related to the note extensions.

Note 7 – Stockholders’ Deficiency

Preferred Stock Dividends

During the three months ended September 30, 2024 and 2023, the Company accrued additional preferred dividends of $350,984 and $309,150, respectively. During the nine months ended September 30, 2024 and 2023, the Company accrued additional preferred dividends of $1,017,520 and $907,516, respectively. As of September 30, 2024 and December 31, 2023, there were accrued preferred stock dividends of $365,078 and $25,540, respectively.

During the three months ended June 30, 2024, the Company issued an aggregate of 904,049 shares of common stock at the stated value of $0.75 per share for aggregate value of $677,982, pursuant to the terms of the Series A, B and C Convertible Preferred Stock Certificates of Designation, in connection with the partial payment of accrued dividends for Series A, Series B, and Series C Convertible Preferred Stock.

Series B Convertible Preferred Stock

During the nine months ended September 30, 2024, the Company received gross proceeds of $776,001 from investors in connection with the issuance of an aggregate of 103,464 shares of its Series B Convertible Preferred Stock and five-year warrants to purchase an aggregate of 1,164,000 shares of the Company’s common stock at an exercise price of $0.75 per share. The warrants and embedded conversion options were accounted for as derivative liabilities under the Company’s sequencing policy and had an aggregate issuance date fair value of $166,500.

Series C Convertible Preferred Stock

See Note 6, Notes Payable – Convertible Notes Payable for details associated with conversions of notes payable into 13,333 shares of Series C Convertible Preferred Stock. The embedded conversion option of the Series C Convertible Preferred Stock was accounted for as a derivative liability under the Company’s sequencing policy and had an issuance date fair value of $1,700.

Common Stock

See Note 6, Notes Payable – Convertible Notes Payable for details associated with conversions of accrued interest into 6,546 shares of common stock.

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

During the three months ended September 30, 2024, the Company received gross proceeds of $415,625 from investors in connection with the issuance of an aggregate of 1,312,500 shares of its common stock and ten-year warrants to purchase an aggregate of 1,312,500 shares of the Company’s common stock at an exercise price of $0.35 per share. The warrants had an issuance date fair value of $287,455 and were accounted for as derivative liabilities under the Company’s sequencing policy on the condensed consolidated balance sheet as of September 30, 2024.

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

See Note 6, Notes Payable and Note 7, Stockholders’ Deficiency – Common Stock for additional details associated with the issuance of stock warrants.

Stock-Based Compensation

During the three months ended September 30, 2024, the Company recognized stock-based compensation expense of $5,070, consisting of $1,408 of expense related to warrants which was included within accrued compensation and $3,662 related to common stock which was included within accrued compensation, which was included within general and administrative expenses on the condensed consolidated statement of operations. During the three months ended September 30, 2023, the Company recognized stock-based compensation expense of $25,962, consisting of $24,130 of expense related to warrants (of which, $23,758 was included within stockholder’s deficiency and $372 was included within accrued compensation), and $1,832 of expense related to common stock issued or to be issued for consulting services (which has been included within accrued compensation) which was included within general and administrative expenses.

During the nine months ended September 30, 2024, the Company recognized stock-based compensation expense of $309,297, consisting of $36,804 of expense related to warrants (of which, $37,979 was included within stockholder’s deficiency and $(1,175) was included within accrued compensation) and $272,493 of expense related to common stock to be issued for consulting services (of which, $265,200 was included within stockholder’s deficiency and $7,293 was included within accrued compensation), which was included within general and administrative expenses on the condensed consolidated statement of operations. During the nine months ended September 30, 2023, the Company recognized stock-based compensation expense of $404,978 (consisting of $63,709 of expense related to warrants (of which, $64,358 was included within stockholder’s deficiency and $(649) was included within accrued compensation and $341,269 of expense related to common stock issued or to be issued for consulting services described above (of which, $330,000 has been included within stockholder’s deficiency and $11,269 has been included within accrued compensation) which was included within general and administrative expenses.

There was no unrecognized stock-based compensation expense as of September 30, 2024.

Note 8 – Related Party Transactions

As of September 30, 2024 and December 31, 2023, the Company was required to issue warrants to purchase an aggregate of 2,181,500 and 1,956,500, respectively, shares of common stock at an exercise price of $0.75 per share to former directors of the Company in connection with loans made to the Company in the aggregate amount of $459,000 which required certain penalties be paid in the form of warrants. As a result, the Company accrued $254,532 and $215,050 associated with the fair value of the obligations as of September 30, 2024 and December 31, 2023, respectively, which amount is included in accrued interest – related parties on the condensed consolidated balance sheets. The obligations to issue warrants are subject to changes in fair value at each reporting period. See Note 4, Fair Value for additional details.

See Note 6, Notes Payable – Convertible Notes Payable – Related Parties for details related to convertible notes held by directors of the Company. See Note 5, Advances Payable for details related to advances received from related parties.

Note 9 – Commitments and Contingencies

Yeda Research and License Agreement

During the three months ended September 30, 2024 and 2023, the Company recorded research and development expenses of $14,500 related to its Research and License Agreement with Yeda (the “Agreement”). During the nine months ended September 30, 2024 and 2023, the Company recorded research and development expenses of $43,500 related to the Agreement with Yeda. As of September 30, 2024 and December 31, 2023, the Company had $116,000 and $72,500, respectively, of accrued research and development expenses pursuant to the Agreement with Yeda.

MD Anderson Agreements

During the nine months ended September 30, 2024, the Company commenced work under the February 2019 clinical trial agreement, as amended in May 2023, under which MD Anderson agreed to perform cell production and conduct Phase 1/2 human clinical trials with a second set of 12 patients for a total of approximately $1,816,000, with payments becoming due as certain specified milestones are met by MD Anderson.

The Company recognized $324,000 and $429,505 of research and development expenses during the three months ended September 30, 2024 and 2023, respectively, and $1,435,872 and $1,082,193 of research and development expenses during the nine months ended September 30, 2024 and 2023, respectively, associated with services provided by The University of Texas M.D. Anderson Cancer Center (“MD Anderson”) under the two agreements with MD Anderson dated November 2018 and February 2019, respectively. As of September 30, 2024 and December 31, 2023, the Company had a liability to MD Anderson of $1,365,372 and $924,705, respectively, which was included within accounts payable on the condensed consolidated balance sheets.

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

Subsequent to September 30, 2024, the Company received gross proceeds of $300,000 from investors in connection with the issuance of an aggregate of 39,997 shares of its Series B Convertible Preferred Stock and five-year warrants to purchase an aggregate of 450,000 shares of the Company’s common stock at an exercise price of $0.75 per share.

Subsequent to September 30, 2024, the Company received gross proceeds of $75,000 from investors in connection with the issuance of an aggregate of 214,287 shares of its Common Stock and ten-year warrants to purchase an aggregate of 214,287 shares of the Company’s common stock at an exercise price of $0.35 per share.

Subsequent to September 30, 2024, the Company entered into note amendment agreements with a trust controlled by Darlene Soave to extend the maturity dates of a note originally issued to Ms. Soave and assigned to the trust and the Verstraete Note, which had an outstanding principal amount of $3,736,708 as of September 30, 2024, to April 28, 2025 and March 10, 2025, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the condensed consolidated results of operations and financial condition of Cell Source, Inc. (“CSI”, “Cell Source”, the “Company”, “us,” “we,” “our,”) as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the Securities and Exchange Commission (“SEC”) on June 24, 2024.

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

Recent Developments

Preclinical Results and Clinical Results

After two years of intensive collaboration with Professor Zelig Eshhar, the inventor of CAR-T cell therapy, preclinical data confirmed that Veto Cells can markedly extend persistence of genetically modified T cells from the same donor and that genetically modified Veto Cells can effectively inhibit tumors expressing an antigen recognized by the transgenic T cell receptor. Furthermore, human Veto Cells transfected with CAR exhibit anti-tumor activity in-vitro without losing their veto activity. These preclinical results have formed the basis of our current development of a clinical protocol for allogeneic VETO CAR-T HSCT combined therapy for blood cancer treatment. Cell Source plans to submit this protocol for approval in 2025. Recent preclinical research has determined that Veto Cells can overcome rejection from both NK (natural killer) cells and T-cells, further enhancing their potential efficacy when used for off-the-shelf CAR-T cell therapy. The Phase 1/2 clinical trial at the University of Texas MD Anderson Cancer Center, using Cell Source’s Anti-viral Veto Cells, has completed the first five treatment cohorts, with 15 patients each receiving a haploidentical HSCT under reduced intensity conditioning with Veto Cells. This trial has thus far shown that there has been no toxicity associated with the Veto Cells, with patients showing successful stem cell engraftment, in the absence of severe GvHD. The study is expected to continue with additional cohorts of patients, using the current treatment protocol.

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

From October 2023 through the date of filing, the Company has sold an aggregate of 210,132 units for gross proceeds of $1,576,000 and issued warrants to purchase 2,364,000 shares of the Company’s common stock.

Condensed Consolidated Results of Operations

Three Months Ended September 30, 2024 Compared with the Three Months Ended September, 2023

Research and Development

Research and development expense was $360,857 and $514,505 for the three months ended September 30, 2024 and 2023, respectively, a decrease of $153,648, or 30%. This decrease is primarily attributable to no patients being enrolled in the three months ended September 30, 2024 by MD Anderson.

General and Administrative

General and administrative expense, which is associated with external consulting and professional fees, payroll and stock-based compensation expenses, was $470,768 and $480,875 for the three months ended September 30, 2024 and 2023, respectively, a decrease of $10,107, or 2%. This decrease is primarily attributable to decreases in legal expenses of approximately $16,000, due to various legal matters that occurred in 2023, stock-based compensation expense of $20,000 and consulting expenses of $60,000, due to a decrease in various consulting services, partially offset by increases in accounting and audit expenses of approximately $57,000, due to increased work performed, and payroll expenses of $30,000.

Interest Expense

Interest expense for the three months ended September 30, 2024 and 2023 was $356,786 and $262,091, respectively, an increase of $94,695, or 36%. This increase is primarily associated with an increase in the balance of interest bearing notes during the 2024 compared to the prior period.

Interest Expense - Amortization of Debt Discount

Amortization of debt discount was $148,073 and $80,667 for the three months ended September 30, 2024 and 2023, respectively, an increase of $67,406, or 84%. This increase is primarily associated with an increase in notes payable issued in 2024 compared to the prior year.

Change in Fair Value of Derivative Liabilities

During the three months ended September 30, 2024, we recognized a gain on the change in fair value of derivative liability of $98,550.

Gain on Extinguishment of Note Payable

During the three months ended September 30, 2024, we recognized a gain on the extinguishment of a note payable of $17,893 via the issuance of warrants. The gain on extinguishment of note payable is attributable to the exchange of a promissory note in the principal amount of $30,000 for a five-year warrant to purchase 100,000 shares of common stock.

Nine Months Ended September 30, 2024 Compared with the Nine Months Ended September, 2023

Research and Development

Research and development expense was $1,537,081 and $1,218,593 for the nine months ended September 30, 2024 and 2023, respectively, an increase of $318,488, or 26%. This increase is primarily attributable to a patient enrollment milestone being achieved during the 2024 period, compared to no patient enrollment milestones being achieved during the 2023 period.

General and Administrative

General and administrative expense, which is associated with external consulting and professional fees, payroll and stock-based compensation expenses, was $1,626,352 and $2,097,801 for the nine months ended September 30, 2024 and 2023, respectively, a decrease of $471,449, or 22%. This decrease is primarily attributable to decreases in legal expenses of $367,000, due to various legal matters that occurred in 2023, stock-based compensation expense of $100,000 and consulting expenses of $150,000, due to a decrease in various consulting services, partially offset by an increase in external expenses of $84,000 and payroll expense of $72,000.

Interest Expense

Interest expense for the nine months ended September 30, 2024 and 2023 was $730,539 and $635,143, respectively, an increase of $95,396, or 15%. This increase is primarily associated with an increase in the balance of interest bearing notes outstanding during the 2024 period compared to the prior period.

Interest Expense - Amortization of Debt Discount

Amortization of debt discount was $223,652 and $361,692 for the nine months ended September 30, 2024 and 2023, respectively, a decrease of $138,040, or 38%. This decrease is primarily associated with a majority of the debt discount being fully amortized during 2023.

Change in Fair Value of Derivative Liabilities

During the nine months ended September 30, 2024, we recognized a gain on the change in fair value of derivative liability of $81,604.

Gain on Extinguishment of Note Payable

Gain on extinguishment of note payable was $17,893 and $41,920 for the nine months ended September 30, 2024 and 2023, respectively, a decrease of $24,027, or 57%. This decrease is primarily attributable to the exchange of a $100,000 note occurring during the 2023 period as compared to a $30,000 note during the 2024 period.

Liquidity and Going Concern

We measure our liquidity in a number of ways, including the following:

	September 30,2024	December 31, 2023

Cash	$22,992	$22,203
Working capital deficiency	$(18,940,556)	$(15,611,543)

During the nine months ended September 30, 2024, we had not generated any revenues, had a net loss of approximately $4,181,000 and had used cash in operations of approximately $1,936,000. As of September 30, 2024, we had a working capital deficiency of approximately $18,941,000 and an accumulated deficit of approximately $45,849,000. As of September 30, 2024 and through the date of this filing, notes payable with principal amounts totaling $5,663,000 and $1,926,093, respectively, were past due. We will continue to incur net operating losses to fund operations. These conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date these financial statements are issued.

We are currently funding our operations on a month-to-month basis. While there can be no assurance that we will be successful, we are in active negotiations to raise additional capital. Our primary sources of operating funds since inception have been equity and debt financings. Management’s plans include continued efforts to raise additional capital through debt and equity financings. There is no assurance that these funds will be sufficient to enable us to fully complete our development activities or attain profitable operations. If we are unable to obtain such additional financing on a timely basis or, notwithstanding any request we may make, if our debt holders do not agree to convert their notes into equity or extend the maturity dates of their notes, we may have to curtail our development, marketing and promotional activities, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations and liquidate. Subsequent to September 30, 2024 and as more fully described in Note 10, Subsequent Events, the Company received aggregate proceeds of $75,000 from the issuance of common stock and $300,000 from the sale of Series B Convertible Preferred Stock. The Company will continue to incur net operating losses to fund operations

There can be no assurances that we will be successful in generating additional cash from equity or debt financings or other sources to be used for operations. Should we not be successful in obtaining the necessary financing to fund our operations, we would need to curtail certain or all operational activities and/or contemplate the sale of our assets, if necessary.

During the nine months ended September 30, 2024, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the nine months ended September 30, 2024 and 2023 in the amounts of approximately $1,936,000 and $1,626,000, respectively. The net cash used in operating activities for the nine months ended September 30, 2024 was primarily due to cash used to fund a net loss of approximately $4,181,000, adjusted for net non-cash expenses in the aggregate amount of approximately $670,000, partially offset by $1,575,000 of net cash provided by changes in the levels of operating assets and liabilities. The net cash used in operating activities for the nine months ended September 30, 2023 was primarily due to cash used to fund a net loss of approximately $4,271,000, adjusted for non-cash expenses in the aggregate amount of approximately $753,000, partially offset by $1,892,000 of net cash provided by changes in the levels of operating assets and liabilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024 and 2023 was approximately $1,937,000 and $1,406,000, respectively. The net cash provided by financing activities during the nine months ended September 30, 2024 was attributable to $416,000 of proceeds from issuance of common stock and warrants, $776,000 of proceeds from the issuance of Series B Convertible Preferred Stock and warrants, approximately $647,000 of proceeds from the issuance of notes and convertible notes payable, proceeds from advances payable and a related party advance of 159,000 partially offset by the repayment of a financing liability in the amount of $49,000 and $13,000 related to the repayment of notes payable. The net cash provided by financing activities during the nine months ended September 30, 2023 was attributable to $677,000 of proceeds from the issuance of convertible notes to a related party director and $920,000 of proceeds from the issuance of convertible notes payable, partially offset by $191,000 of repayments towards the financing of the Company’s Director’s and Officer’s Insurance.

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

There have been no material changes to the Company’s critical accounting estimates since the 2023 Form 10-K except as described below.

Valuation of the Company’s Common Stock Price

Because the Company’s common stock historically was not actively traded on a public market, the fair value of the Company’s restricted equity instruments is estimated by management based on observations of the sales prices of both restricted and freely tradable common stock, or instruments convertible into common stock. The Company obtained a third-party valuation of its common stock as of July 1, 2024 and December 31, 2023, which was considered in management’s estimation of fair value during the three and nine months ended September 30, 2024. The third-party valuation was performed in accordance with regulation of Section 409A of the Internal Revenue Code (“IRC”) as well as FASB ASC Topic 718.

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

Under the OPM, it was determined the Company’s common stock had a fair value of $0.28 and $0.26 as of July 1, 2024 and December 31, 2023, respectively, which included a discount for lack of marketability of 25%. Furthermore, the independent appraisal determined the Company’s expected volatility was 75% and 65% as of July 1, 2024 and December 31, 2023, respectively, by evaluating historical and implied volatilities of guideline companies.

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

In connection with the preparation of this Quarterly Report, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently involved in any pending legal proceeding or litigations and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

Item 1A. Risk Factors.

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on June 24, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In August 2024, we sold 1,312,500 shares of common stock to four (4) accredited investors at a purchase price of $0.317 per share. In connection with this transaction, we issued the investors ten-year warrants to purchase 1,312,500 shares of our common stock at an exercise price of $0.35 per share. We relied upon the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), in connection with these issuances.

In July 2024, we issued we issued five-year warrants to purchase a total of 37,500 shares of our common stock at an exercise price of $0.75 per share to holders of promissory notes in exchange for their agreement to extend the maturity dates and amend certain other terms of the notes. We relied upon the exemption provided by Section 4(a)(2) of the Securities Act in connection with these transactions.

In July 2024, we issued a warrant to purchase 100,000 shares of our common stock at an exercise price of $0.35 per share to a holder of a promissory note in the principal amount of $30,000 in exchange for the cancellation of the promissory note. We relied upon the exemption provided by Section 3(a)(9) of the Securities Act in connection with this transaction.

Item 3. Defaults Upon Senior Securities.

As of September 30, 2024 and through the date of this filing, notes payable and convertible notes payable with face values totaling approximately $5,663,000 and $1,926,093, respectively, were past due. Such notes continue to accrue interest and all relevant penalties have been accrued as of September 30, 2024. Of such past due notes payable, a holder of a note with principal amount of $250,000 issued a notice of default. See Item 1 above for additional details. We are in negotiations with all holders to extend the maturity dates of such notes or to convert the principal and accrued interest into equity.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

In October 2024, our common stock was re-listed on the OTCQB Market.

Item 6. Exhibits.

10.73	Common Stock Purchase Agreement, dated as of August 20, 2024, between Cell Source, Inc. and the investors identified therein.

31*	Certification of principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CELL SOURCE, INC.

Dated: November 14, 2024	By:	/s/ Itamar Shimrat
	Name:	Itamar Shimrat
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

