Form 10-K
period 2024-12-31
Cell Source, Inc.
filed 2026-04-07
CIK 1569340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2024

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) ☐ Yes ☒ No

As of June 30, 2024, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant was $25,625 based on the closing sale price as reported on the OTC Market.

As of April 6, 2026, there were 67,945,856 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - None.

CELL SOURCE, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

Summary of Principal Risk Factors

Our business operations are subject to numerous risks, factors and uncertainties, including those outside our control that could cause our actual results to be harmed, including risks regarding the following:

Risks Related to our Business and Industry

●	We may not receive regulatory approvals for our product candidates or there may be a delay in obtaining such approvals.
●	Clinical trials for our product candidates are expensive and time consuming and their outcome is uncertain.
●	We may be required to suspend or discontinue clinical trials due to unexpected side effects or safety risks.
●	Delays in our clinical trials could delay our ability to obtain regulatory approval and our ability to commercialize our products.
●	The results of our clinical trial are uncertain and could substantially delay or prevent us from bringing products to market.
●	Pre-clinical studies and Phase 1 or 2 clinical trials of our product candidates may not predict the results of subsequent human trials.
●	Our clinical trials may fail to demonstrate substantial evidence of the safety and efficacy of our product candidates.
●	We are subject to various government regulations, may become subject to increased government regulation and may fail to comply with regulatory requirements.
●	Regulatory approval of our product candidates may be withdrawn at any time.
●	Even if approved, our products may not gain market acceptance.
●	We do not own any patents and rely on the patents we license from Yeda Research and Development Company Limited.
●	Our success will depend in part on our ability to obtain and maintain patent protection for the patents we license.
●	Confidentiality agreements may not prevent unauthorized disclosure of trade secrets or proprietary information.
●	We are dependent on collaborative partners and service providers.
●	We will be unable to operate profitability if we are unable to keep up with rapid technological developments.
●	Our ability to sell products will depend to a large extent upon reimbursement from insurance companies.
●	We may expend our limited resources to pursue a particular product candidate or indications and fail to capitalize on more profitable products or indications.
●	Clinical trial data that we publish may change as more patient data becomes available.
●	We rely on key personnel.
●	We may be subject to foreign exchange fluctuations.

ii

●	We may be subject to potential product and clinical trials liability and liabilities related to working with hazardous materials.
●	If we conduct clinical trials outside of the United States, the FDA may not accept data from such trials.
●	The Russia-Ukraine, Israel-Hamas and United States/Israel-Iran wars and other geopolitical and macroeconomic events have resulted in disruption of global credit and financial markets and may make necessary debt or equity financing more difficult, costly or dilutive.

Risks Related to Our Capital Resources and Impairments

●	We have a limited operating history and a history of operating losses and expect to incur significant additional losses.
●	We will need to secure additional financing.
●	There is substantial doubt about our ability to continue as a going concern.
●	We are an early stage company with an unproven business strategy.
●	We are in default of payment obligations under promissory notes.

Risks Related to Our Common Stock

●	We may issue additional shares of preferred stock in the future.
●	There is not an active liquid trading market for our Common Stock.
●	We may not be able to attract the attention of brokerage firms because we became a public company by means of a reverse acquisition.
●	Voting power of our shareholders is highly concentrated in insiders.
●	We do not intend to pay dividends on our Common Stock for the foreseeable future.
●	Shareholders may be diluted by future issuances of Common Stock.
●	As an issuer of “penny stock”, protection provided by federal securities laws relating to forward looking statements does not apply to us.
●	Our ability to use net operating loss carryforwards may be limited.
●	Our issuance of Common Stock upon exercise of warrants or options may depress the price of our Common Stock.

Other General Risk Factors

●	Applicable regulatory requirements may make it difficult to retain or attract qualified directors and officers.
●	Our stock price could be adversely affected if we fail to maintain effective internal controls over financial reporting.
●	Failure to comply with the Sarbanes-Oxley Act of 2002 could harm our business and stock price.
●	Our stock price may decline or be volatile, regardless of our operating results.
●	Our quarterly operating results may fluctuate significantly or fall below expectations of investors or securities analysts.
●	As a result of reduced disclosure requirements applicable to a “smaller reporting company,” the information we provide to investors may be different than information provided by other public companies.
●	We could be subject to securities class action litigation.

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

This technology addresses one of the most fundamental challenges within human immunology: how to tune the immune response such that it tolerates selected desirable foreign cells, but continues to attack all other (undesirable) targets. In simpler terms, a number of potentially life-saving treatments have limited effectiveness today because the patient’s immune system rejects them. For example, while HSCT – hematopoietic stem cell transplantation (e.g. bone marrow transplantation) has become a preferred therapeutic approach for treating blood cell cancer, most patients do not have a matched family donor. Although matched unrelated donors and cord blood can each provide an option for such patients, haploidentical stem cell transplants (sourced from partially mismatched family members) are rapidly gaining favor as a treatment of choice. This is still a risky and difficult procedure primarily due to potential conflicts between host and donor immune systems, as well as viral infections that often follow even successful HSCT while the compromised new immune system works to reconstitute itself by using the transplanted stem cells. Today, rejection is partially overcome using aggressive immune suppression treatments that leave the patient exposed to many dangers by compromising their immune system.

The unique advantage of Cell Source technology lies in the ability to induce sustained tolerance of transplanted cells (or organs) by the recipient’s immune system in a setting that requires only mild immune suppression, while avoiding the most common transplant related complications. The scientific term for inducing such tolerance in a transplantation setting is chimerism, where the recipient’s immune system tolerates the co-existence of the (genetically different) donor type and host (recipient) type cells. Attaining sustained chimerism is an important prerequisite to achieving the intrinsic GvL (graft versus leukemia) effect of HSCT and supporting the reconstitution of normal hematopoiesis (generation of blood cells, including those that protect healthy patients from cancer) in blood cancer patients. Preclinical data, as well as interim clinical data, show that Cell Source’s Veto Cell technology (currently in a trial in the US) can provide superior results in allogeneic (donor-derived) HSCT by allowing for haploidentical stem cell transplants under a mild conditioning regimen, while avoiding the most common post-transplant complications. Combining this with CAR (Chimeric Antigen Receptor) T cell therapy employing Veto Cells, as a VETO CAR-T treatment, we plan to treat patients in relapse as well as those in remission and use the cancer killing power of CAR-T to protect the patient while their immune system fully reconstitutes, thus providing an end-to-end solution for blood cancer treatment by potentially delivering a fundamentally safer and more effective allogeneic HSCT: prevention of relapse; avoidance of graft versus host disease (GvHD); prevention of viral infections; and enhanced persistence of GvL effect. This means that the majority of patients will be able to find a donor, and will have access to a potentially safer procedure with higher long term survival rates than what either donor-derived HSCT or autologous CAR-T each on their own currently provide.

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

Corporate History

Cell Source, Inc. (the “Company”) is a Nevada corporation formed on June 6, 2012 under the name Ticket to See, Inc. (“TTSI”). Cell Source Ltd. (“Cell Source Israel”) was founded in 2011 in order to commercialize a suite of inventions that were the result of over ten (10) years of research at the Weizmann Institute. Pursuant to a Research and License Agreement by and between Cell Source Israel and Yeda, dated October 3, 2011, as amended in April, 2014, November, 2016, March, 2018, August 2019, December, 2019, November, 2020, December, 2021 and December, 2024 (the “Yeda License Agreement”), Yeda, the commercial arm of the Weizmann Institute, granted Cell Source Israel an exclusive, worldwide license to certain patents, discoveries, inventions, and other intellectual property generated (together with others) by Yair Reisner, Ph.D. (“Dr. Reisner”), former head of the Immunology Department at the Weizmann Institute.

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

Hematological Malignancies

Hematological malignancies (blood cancers) comprise a variety of lymphomas and leukemias. A very important treatment protocol for these malignancies involves the use of HSCT. Approximately 100,000 of these transplants are performed annually worldwide (table below). Our technology has immediate relevance for, at a minimum, the roughly 40,000 worldwide stem cell transplants that are allogeneic (using cells taken from another individual, not the patient). According to the DelveInsight October 2024 Report, there were over 24,500 stem cell transplants performed in the US in 2023, of which over 10,000 were allogeneic. The EMBT (European Society for Blood and Marrow Transplantation) reports that 47,731 stem cell transplants were performed in Europe in 2023, of which 20,485 were allogeneic.

HSCT often has a curative effect when successful. However, it is very risky. HSCT typically involves destroying the patient’s native immune system with radiation or chemotherapy (myeloablation) before the transplantation, and then suppressing immune response (immunosuppression) with drugs to manage the conflicts between host and donor cells. The majority of patients are unable to find a matched family donor. Over 40% of all adult haploidentical transplant patients in the US suffering from AML (the most common indication for allogeneic HSCT) die within three years of transplantation. Among adult patients receiving allogeneic HSCT, of those who die in the first 100 days post-transplant, 43% die from either infection (associated with a compromised immune system), graft rejection or GvHD (Graft versus Host Disease).

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

CAR T-cell therapy has been approved by the U.S. Food and Drug Administration as standard therapy for some patients with lymphoma (drug names Yescarta, Kymriah, Tecartus, Bentuxa and Breyanzi), leukemia (drug names Kymriah, Tecartus, Aucatzyl) and multiple myeloma (drug names Abecma and Carvykti).

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

Initial Malignancy Indications (note estimates for North America and EU only)	Incidence (Annual New Cases)	Annual HSCT
Lymphoma	299,292	28,305
Leukemia	209,948	16,748
Multiple Myeloma	106,446	21,599

Total	615,686	66,553

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

It is also important to note that incidence of these diseases is increasing. The global market for blood cancer therapeutics was estimated at $80 billion in 2025 and is projected to increase in size to reach $112 billion by 2030 according to The Business Research Company: Blood Cancer Drugs Market Report 2026. The aging of the US population and the increased incidence of hematologic malignancies are expected to significantly increase the number of older patients who receive allogeneic HSCT.

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

However, despite the above increased use of lower intensity conditioning, it is still associated with high risks, accentuating the need for the Cell Source protocol which can attain engraftment while avoiding both viral infections and GvHD.

The Company addresses risk reduction for these life-saving procedures in a distinctive manner by significantly reducing the need for myeloablative treatment while avoiding the risk of GvHD, thereby improving the outlook for allogeneic transplantations and enabling their use in a much larger population set.

CAR-T cell therapy

One of the most promising new approaches to treating hematological malignancies is by using genetically modified T cells in treatments such as CAR-T and TCR. CAR-T cell therapy for blood cancers, which has already been approved by the FDA, has shown the ability to attain remissions in a significant proportion of those patients treated. That said, the number of patients treated has been relatively low, in part due to the significant costs associated with this treatment. Since the approved treatment products rely on autologous (patient derived) production of the CAR-T cells, the costs can run into the hundreds of thousands of dollars for a single treatment, with the average cost of the treatment in the first six months exceeding $680,000 in the US. The broader hope for CAR-T cell therapy is for an allogeneic or “off the shelf” version that is expected to significantly lower the treatment costs.

Cell Source completed a preclinical proof-of-concept in collaboration with Professor Zelig Eshhar, recently deceased, the inventor of CAR-T cell technology, combining CAR-T and Veto Cell technology so as to allow for a successful allogeneic approach to CAR-T cell therapy.

Relevant Non-Malignant Diseases

While Hematological malignancies represent the Company’s initial focus, the Company’s selective immune response blocking technology may also be effective in treating certain non-malignant organ diseases as well as blood and immune system disorders. This would represent an additional growth opportunity for the Company.

The target non-malignant diseases are widespread. The Company’s first non-malignant disorder target is expected to be in support of organ transplantations (kidney, liver, etc.). Over 110,000 kidney and approximately 42,000 liver transplants are conducted worldwide each year. As with bone marrow transplantations, organ transplantations require substantial and ongoing immunosuppression to prevent rejection. This ongoing treatment is dangerous, quality-of-life and life expectancy reducing, and costly. The Company’s Veto Cell technology can potentially be used to selectively reduce immune response to the transplanted organ, thus broadening the donor pool and reducing or possibly eliminating the need for daily, life-long immunosuppression post transplantation.

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

Market Access and Channels

The market for stem cell transplantation is relatively concentrated. There are over 1,800 transplantation centers worldwide, of which some 900 are in North America and Western Europe.

A relatively small subset of these (often termed “Centers of Excellence”) tends to set the practice standards for the entire transplantation community. Therefore, as discussed in the “Strategy” section, the Company plans to focus its initial penetration strategy on a relatively small group of influential centers. There are over 300 centers in the US today that provide CAR-T cell therapy treatments.

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

Sector Focus

We are in the overall arena of immunotherapy. The global cancer immunotherapy market currently exceeds $250 billion and is expected to grow at a compound annual growth rate of nearly 12% through reaching over $700 billion by 2034, according to Market.US.

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

Our successful preclinical validation of the Veto Cell treatment involved basic laboratory research including both in-vivo (live) animal trials and in-vitro (in a glass dish) human cell trials. This validated the protocol prior to commencing human clinical trials. Human clinical trials fine-tune the treatment protocol and confirm both safety and efficacy in treating patents. In parallel, the patents on the core technology go into the national phase in various countries and are amended with claims associated with exact treatment protocols, bolstering the protection afforded by already issued patents on the base technology.

In some cases, successful biotech companies have been able to capitalize on positive human clinical results (even prior to full approval for patient treatment) by either signing lucrative non-dilutive distribution option deals or by being partially or fully acquired by larger market participants. High profile CAR-T acquisitions have included KITE Pharmaceuticals, a CAR-T cell therapy company, which was acquired outright by Gilead Sciences in 2017 for $11.9 billion in cash, prior to having attained FDA approval and prior to commencing any product sales, and Juno Therapeutics, which was acquired by Celgene Corporation in 2018 for approximately $9 billion, also without having FDA approval for its CAR-T cell therapy technology. Multi-billion dollar oncology transactions have continued, including the 2023 acquisition by Pfizer of Seagen $43B, and Abbvie’s $10B acquisition of Immunogen in early 2024, followed by the $4.9B acquisition of Alpine Immune, a clinical stage immunotherapy company by Vertex in May 2024 as well as Genmab’s acquisition of Merus in late 2025. There is no indication or assurance that we are currently under consideration for any option or acquisition deal.

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

Our licensed technology portfolio consists of 14 patent families, 73 granted patents, 1 allowed, and 29 pending patent applications. The following table lists the patents and patent applications that Yeda holds and which we have a license to use in each of the below-referenced countries:

Anti Third Party Central Memory T Cells, Methods of Producing Same and Use of Same in Transplantation and Disease Treatment
Country	Patent Number	Filed	Expires	Status	Assignee
USA	9,738,872	29-Oct-2009	29-Oct-2029	Granted	Yeda Research and Development Co. Ltd.
Europe	2365823	29-Oct-2009	29-Oct-2029	Granted	Yeda Research and Development Co. Ltd.
China	ZL200980153053.4	29-Oct-2009	29-Oct-2029	Granted	Yeda Research and Development Co. Ltd.
Israel	212587	29-Oct-2009	29-Oct-2029	Granted	Yeda Research and Development Co. Ltd.
India	285832	29-Oct-2009	29-Oct-2029	Granted	Yeda Research and Development Co. Ltd.
Russian Federation	2506311	29-Oct-2009	29-Oct-2029	Granted	Yeda Research and Development Co. Ltd.

Use of Anti Third Party Central Memory T Cells for Anti-Leukemia/Lymphoma Treatment
Country	Patent Number	Filed	Expires	Status	Assignee
USA	9,421,228	08-Sep-2011	08-Sep-2031	Granted	Yeda Research and Development Co. Ltd.
Europe	2613801	08-Sep-2011	08-Sep-2031	Granted	Yeda Research and Development Co. Ltd.
Canada	2,810,632	08-Sep-2011	08-Sep-2031	Granted	Yeda Research and Development Co. Ltd.
China	ZL201180053858.9	08-Sep-2011	08-Sep-2031	Granted	Yeda Research and Development Co. Ltd.
Israel	225102	08-Sep-2011	08-Sep-2031	Granted	Yeda Research and Development Co. Ltd.
Japan	5,977,238	08-Sep-2011	08-Sep-2031	Granted	Yeda Research and Development Co. Ltd.
Hong Kong	HK1187528	08-Sep-2011	08-Sep-2031	Granted	Yeda Research and Development Co. Ltd.
Republic of Korea	10-1788826	08-Sep-2011	08-Sep-2031	Granted	Yeda Research and Development Co. Ltd.
Singapore	188473	08-Sep-2011	08-Sep-2031	Granted	Yeda Research and Development Co. Ltd.
Mexico	357746	08-Sep-2011	08-Sep-2031	Granted	Yeda Research and Development Co. Ltd.

Anti Third Party Central Memory T Cells, Methods of Producing Same and Use of Same in Transplantation and Disease Treatment
Country	Patent Number	Filed	Expires	Status	Assignee
USA (Divisional)	11,324,777	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.
USA (Continuation)	12,133,866	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.
Europe	2753351	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.
Canada	2,848,121	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.
China	ZL201280054739.X	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.
Israel	231397	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.
Australia	2012305931	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.
New Zealand	622749	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.
Japan	6,196,620	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.
Hong Kong	HK1200099	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.
Republic of Korea	10-2073901	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.
Singapore	11201400513P	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.
Brazil	BR 11 2014 005355 3	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.
Mexico	351226	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.
South Africa	2014/01993	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.
India	375463	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.
Russian Federation	2636503	06-Sep-2012	06-Sep-2032	Granted	Yeda Research and Development Co. Ltd.

Use of Anti Third Party Central Memory T Cells
Country	Patent Number	Filed	Expires	Status	Assignee
Europe	3322424	14-Jul-2016	16-Jul-2036	Granted	Yeda Research and Development Co. Ltd.
China	CN 108025026 A	14-Jul-2016	16-Jul-2036	Pending	Yeda Research and Development Co. Ltd.

Methods Of Transplantation And Disease Treatment
Country	Patent Number	Filed	Expires	Status	Assignee
USA	10,933,124	14-Jul-2016	14-JuL-2036	Granted	Yeda Research and Development Co. Ltd.

Genetically Modified Anti-Third Party Central Memory T Cells and Use of Same in Immunotherapy
Country	Patent Number	Filed	Expires	Status	Assignee
USA	11,179,448	14-July-2016	16-Jul-2036	Granted	Yeda Research and Development Co. Ltd.
USA (Continuation)	11,844,827	14-July-2016	16-Jul-2036	Granted	Yeda Research and Development Co. Ltd.
USA (Continuation)	2024-0148845-A1	14-July-2016	16-Jul-2036	Granted	Yeda Research and Development Co. Ltd.
Europe	3322425	14-July-2016	16-Jul-2036	Granted	Yeda Research and Development Co. Ltd.
Canada	2,991,690	14-July-2016	16-Jul-2036	Allowed	Yeda Research and Development Co. Ltd.
China	CN 108135938 A	14-July-2016	16-Jul-2036	Pending	Yeda Research and Development Co. Ltd.
China (Divisional)	ZL202210206490.5	14-July-2016	16-Jul-2036	Granted	Yeda Research and Development Co. Ltd.
Israel	256916	14-July-2016	16-Jul-2036	Granted	Yeda Research and Development Co. Ltd.
Australia	2016291825	14-July-2016	16-Jul-2036	Granted	Yeda Research and Development Co. Ltd.
Japan	7,057,748	14-July-2016	16-Jul-2036	Granted	Yeda Research and Development Co. Ltd.
Hong Kong	HK1255063	14-July-2016	16-Jul-2036	Granted	Yeda Research and Development Co. Ltd.

Veto Cells Generated from Memory T-Cells
Country	Patent Number	Filed	Expires	Status	Assignee
USA	10,961,504	27-Jun-2017	27-Jun-2037	Granted	Yeda Research and Development Co. Ltd.
USA (Continuation)	11,773,372	27-Jun-2017	27-Jun-2037	Granted	Yeda Research and Development Co. Ltd.
USA (Continuation)	2023-0383254-A1	27-Jun-2017	27-Jun-2037	Granted	Yeda Research and Development Co. Ltd.
Europe	3475414	27-Jun-2017	27-Jun-2037	Granted	Yeda Research and Development Co. Ltd.
Canada	3,029,001	27-Jun-2017	27-Jun-2037	Granted	Yeda Research and Development Co. Ltd.
China	CN 109661463 A	27-Jun-2017	27-Jun-2037	Granted	Yeda Research and Development Co. Ltd.
Israel	263924	27-Jun-2017	27-Jun-2037	Granted	Yeda Research and Development Co. Ltd.
Australia	2017289879	27-Jun-2017	27-Jun-2037	Granted	Yeda Research and Development Co. Ltd.
Japan	7334043	27-Jun-2017	27-Jun-2037	Granted	Yeda Research and Development Co. Ltd.
Hong Kong	40007502A	27-Jun-2017	27-Jun-2037	Granted	Yeda Research and Development Co. Ltd.
Singapore	11201811563R	27-Jun-2017	27-Jun-2037	Granted	Yeda Research and Development Co. Ltd.
Republic of Korea	10-2444170	27-Jun-2017	27-Jun-2037	Granted	Yeda Research and Development Co. Ltd.
Mexico	418496	27-Jun-2017	27-Jun-2037	Granted	Yeda Research and Development Co. Ltd.
India	474458	27-Jun-2017	27-Jun-2037	Granted	Yeda Research and Development Co. Ltd.
Russian Federation	2779844	27-Jun-2017	27-Jun-2037	Granted	Yeda Research and Development Co. Ltd.

Methods of Transplantation and Disease Treatment
Country	Patent Number	Filed	Expires	Status	Assignee
USA	10,751,368	18-Jan-2018	18-Jan-2038	Granted	Yeda Research and Development Co. Ltd.

Genetically Modified Veto Cells and Use of Same in Immunotherapy
Country	Patent Number	Filed	Expires	Status	Assignee
USA	11,555,178	18-Jan-2018	18-Jan-2038	Granted	Yeda Research and Development Co. Ltd.
Europe	3571295	18-Jan-2018	18-Jan-2038	Granted	Yeda Research and Development Co. Ltd.
Israel	268126	18-Jan-2018	18-Jan-2038	Granted	Yeda Research and Development Co. Ltd.

Anti-Viral Central Memory CD8+ Veto Cells in Haploidentical Stem Cell Transplantation
Country	Patent Number	Filed	Expires	Status	Assignee
Canada	3,149,379	06-Aug-2020	06-Aug-2040	Pending	Yeda Research and Development Co. Ltd.
Japan	2022-506965	06-Aug-2020	06-Aug-2040	Pending	Yeda Research and Development Co. Ltd.
Hong Kong	HK40076176	06-Aug-2020	06-Aug-2040	Pending	Yeda Research and Development Co. Ltd.
Brazil	BR 11 2022 001988 2	06-Aug-2020	06-Aug-2040	Pending	Yeda Research and Development Co. Ltd.
Israel	290337	06-Aug-2020	06-Aug-2040	Pending	Yeda Research and Development Co. Ltd.
Mexico	MX/a/2022/001578	06-Aug-2020	06-Aug-2040	Pending	Yeda Research and Development Co. Ltd.
USA	2023-0398214-A1	06-Aug-2020	06-Aug-2040	Pending	Yeda Research and Development Co. Ltd.
Australia	2020326568	06-Aug-2020	06-Aug-2040	Pending	Yeda Research and Development Co. Ltd.
India	202227011269	06-Aug-2020	06-Aug-2040	Pending	Yeda Research and Development Co. Ltd.
Europe	4009991	06-Aug-2020	06-Aug-2040	Pending	Yeda Research and Development Co. Ltd.
China	CN 114466925 A	06-Aug-2020	06-Aug-2040	Pending	Yeda Research and Development Co. Ltd.
Russian Federation	2834894	06-Aug-2020	06-Aug-2040	Granted	Yeda Research and Development Co. Ltd.

Veto CAR-T Cells
Country	Patent Number	Filed	Expires	Status	Assignee
USA	2023-0321235-A1	11-Aug-2021	11-Aug-2041	Pending	Yeda Research and Development Co. Ltd.
Europe	4196573	11-Aug-2021	11-Aug-2041	Pending	Yeda Research and Development Co. Ltd.
Canada	3,189,051	11-Aug-2021	11-Aug-2041	Pending	Yeda Research and Development Co. Ltd.
China	CN 116322717 A	11-Aug-2021	11-Aug-2041	Pending	Yeda Research and Development Co. Ltd.
Israel	300470	11-Aug-2021	11-Aug-2041	Pending	Yeda Research and Development Co. Ltd.
Australia	2021323525	11-Aug-2021	11-Aug-2041	Pending	Yeda Research and Development Co. Ltd.
Japan	2023-509690	11-Aug-2021	11-Aug-2041	Pending	Yeda Research and Development Co. Ltd.
Hong Kong	HK40096222	11-Aug-2021	11-Aug-2041	Pending	Yeda Research and Development Co. Ltd.
Singapore	11202300925X	11-Aug-2021	11-Aug-2041	Pending	Yeda Research and Development Co. Ltd.
Mexico	MX/a/2023/001771	11-Aug-2021	11-Aug-2041	Pending	Yeda Research and Development Co. Ltd.
India	202327016034	11-Aug-2021	11-Aug-2041	Pending	Yeda Research and Development Co. Ltd.
Russian Federation	2023105361	11-Aug-2021	11-Aug-2041	Pending	Yeda Research and Development Co. Ltd.
Brazil	BR 11 2023 002424 2	11-Aug-2021	11-Aug-2041	Pending	Yeda Research and Development Co. Ltd.

Conditioning Protocols for use with Anti-Viral Central Memory CD8+ Veto Cells in Haploidentical Stem Cell Transplantation
Country	Patent Number	Filed	Expires	Status	Assignee
China	63/420,741	31-Oct-2023	31-Oct-2043	Pending	Yeda Research and Development Co. Ltd.
USA	19/125,746	31-Oct-2023	31-Oct-2043	Pending	Yeda Research and Development Co. Ltd.
Europe	23885247.9	31-Oct-2023	31-Oct-2043	Pending	Yeda Research and Development Co. Ltd.

A Combination Therapy for a Stable and Long-Term Engraftment
Country	Patent Number	Filed	Expires	Status	Assignee
USA	10,369,172	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
USA (Continuation)	11,497,776	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
Israel	233303	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
Republic of Korea	2109643	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.

A Combination Therapy for a Stable and Long-Term Engraftment Using Specific Protocols for T/B Cell Depletion
Country	Patent Number	Filed	Expires	Status	Assignee
USA	10,434,121	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
USA (Continuation)	11,504,399	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
Israel	233302	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
Japan	6,313,219	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.
Mexico	372502	20-Dec-2012	20-Dec-2032	Granted	Yeda Research and Development Co. Ltd.

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

The technology has achieved distinctive results in animal live trial models. See, e.g., Eran Ophir et al. Murine anti-third party central-memory CD8+ promote hematopoietic chimerism under mild conditioning: lymph-node sequestration and deletion of anti-donor T cells, BLOOD, Feb. 14, 2013, at 1220; Towards off-the-shelf genetically modified T cells: prolonging functional engraftment in Mice by CD8 veto T cells, Leukemia 32, 2018; 1038-1040. Veto cells for safer nonmyeloablative haploidentical HSCT and CAR T cell therapy Seminars in Hematology 56, 2019; 173-182. More recent publications include Correction of T-Cell Repertoire and Autoimmune Diabetes in NOD Mice by Non-myeloablative T-Cell Depleted Allogeneic HSCT, Stem Cells Transl Med 2023 May 15;12(5):281-292, as well ALLOGENEIC VETO-CAR CD8 T CELLS ENABLING PROLONGED GRAFT SURVIVAL, ANTI-TUMOR SPECIFICITY, AND LOW RISK OF GRAFT VERSUS HOST DISEASE presented at the ASH annual meeting in December of 2024. In 2025 online publications included Overcoming NK-mediated rejection by anti-3rd-party central memory veto CD8 T cells through downregulation of DNAM-1 on alloreactive NK cells, Cell Reports 44, 115674, May 27, 2025 and Anti-viral CD8 central memory veto cells as a new platform for CAR T cell therapy, Stem Cells Translational Medicine, 2025, Vol. 14, No. 6.

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

Four patients who engrafted subsequently had reduced white blood cell counts, which responded to treatment. Importantly, none of these patients have rejected their transplant. These reduced white blood cell counts are antibody related issues, which are more common after T-cell depleted transplants and haploidentical transplants. Since this protocol uses a reduced intensity preparative regimen to reduce toxicity, there is limited depletion of B-cells. In other settings, the use of Rituximab prior to a T-cell deplete transplant has effectively addressed this issue, without adverse outcomes. The current protocol already includes Rituximab for patients with B-cell blood cell cancers, and we now plan to give Rituximab to all patients going forward. We have structured the balance of the trial to both determine the maximum Veto cell dose tolerance and also to ensure that we can avoid antibody related issues. The Phase 1/2 clinical trial at the University of Texas MD Anderson Cancer Center, using Cell Source’s Anti-viral Veto Cells, has completed the first five treatment cohorts, with 15 patients each receiving a haploidentical HSCT under reduced intensity conditioning with Veto Cells. This trial has thus far shown that there has been no toxicity associated with the Veto Cells, with patients consistently showing successful stem cell engraftment, in the absence of severe GvHD. The study is slated to continue with the existing protocol through a total of 24 patients, before moving on to the next trial phase.

Assuming that our technology continues to succeed in human clinical trials, we believe that it may have meaningful and potentially broad impact on the field of stem cell transplantation:

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

Furthermore, Yeda holds a granted patent, licensed to Cell Source, and has a pending patent based on more advanced data, for an Anti-Viral Veto Cell. Below is an explanation of the potential for this application:

-	Other than primary disease (typically blood cell cancer) the leading causes of death in allogeneic stem cell transplants are rejection, GvHD (where the donor bone marrow rejects the host or recipient), and infections, which collectively are responsible for 43% of deaths after allogeneic adult donor transplants within the first 100 days post-transplant.

-	It is well established that GvHD can be prevented by T cell depletion of the bone marrow transplant. However, this procedure is also associated with an increased rate of graft rejection. Preclinical studies and initial clinical results show that this problem can be overcome by adding Veto Cells to the bone marrow transplant, as well as allowing for a reduced intensity conditioning (RIC) regimen. However, viruses such as CMV and EBV remain a major threat to patients post-transplant.

-	Cell Source has developed a next generation Veto Cell that not only facilitates mismatched transplants but also protects the transplant recipient against these common viruses. During the initial period after a stem cell transplantation the patient’s body undergoes an immune system reconstitution period. While the “new” immune system is building up, the patient is particularly vulnerable to viral infections, which develop in over 90% of bone marrow transplant recipients during the first 100 days post transplantation. Veto cells can fend off CMV and similar viral infection until such time as the patient’s own immune system reconstitutes to the point that it can fight off the infection on its own.

-	Combining GvHD prevention by using T cell depleted transplants with anti-rejection action, under a mild conditioning regimen, as well as virus prevention, Veto Cell could potentially significantly increase survival rates post-transplant. Further adding the short-term cancer killing of CAR-T can combine to deliver even better long-term survival outcomes.

-	Based on preclinical data, and as partially demonstrated in the case of a patient in the current trial, Veto Cells can also be used to facilitate organ transplants (e.g. kidney transplant combined with a bone marrow transplant) with partially mismatched donors and either reduce or eliminate the need for lifelong daily anti-rejection treatment currently given to even fully matched donor organ recipients. Among the data presented at the ASH annual meeting in late 2022, was the following: “One patient with a prior kidney transplant from the same donor had immunosuppressive therapy stopped without kidney rejection. This approach deserves further study in allogeneic HSCT for malignant and nonmalignant hematologic diseases, as well as enhancement of tolerance for organ transplantation.”

Mechanism

Our Veto Cell is a CD8 central memory anti-3rd party T-cell that has five critical properties:

1)	It has an outer surface coating that triggers attack by specific host T-cells (and only those specific T-cells).

2)	It can annihilate an attacking T-cell without itself being damaged (specifically, it exposes or releases a death-signaling molecule when an attacking T-cell binds to it).

3)	It has been oriented to attack cells of a simulated third party (i.e., neither host nor donor), or a set of viral peptides, and thus exhibits markedly reduced risk of GvHD or graft rejection.

4)	It is long-lived and endures in the body for extended periods.

5)	It migrates to the thymus and lymph nodes.

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

Described in a Blood editorial as a “substantial advance in Cell Therapy,” a notable characteristic of our Veto Cell is that this mechanism is quite specific. Only those specific T-cell clones that were generated to attack cells from this specific donor are disabled. The rest of the immune system essentially remains intact. The conclusion of the ASH abstract for December 2022 states: “our data demonstrate reliable engraftment of haploidentical TCD (T Cell Depleted) HSCT combined with anti-viral CM (Central Memory) Veto CD8 T cells following a well-tolerated reduced intensity conditioning and show low rates of GVHD in the absence of immunosuppression (post transplantation).”I

This is in marked contrast with conventional T cell depleted immunosuppression which degrades the entire immune system and is therefore associated with severe risk of infection and, in the case of stem cell transplantations, high mortality. It is also fundamentally superior to current T cell replete approaches, which, while attaining engraftment, are characterized by a marked incidence of GvHD, which can be debilitating, chronic, and sometimes even fatal.

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

i. Stem Cell Transplantation

In order to describe the effect of Veto Cells in transplantation, it is helpful to first briefly review the state of the art:

In a conventional stem cell transplant, the recipient first receives myeloablative conditioning – powerful chemotherapy and/or radiation therapy intended to destroy his/her own bone marrow cells. This has a threefold purpose:

1)	It destroys the host T-cells so they will not attack (reject) the donor bone marrow cells.

2)	It makes space in the host bone marrow for the new donor cells.

3)	It destroys diseased host blood cells so that they do not proliferate and cause relapse following the procedure.

In practice however, there are three major problems:

●	Host rejection – the myeloablative conditioning does not destroy all of the host T-cells. Those that remain may aggressively attack the donor bone marrow cells before they can engraft.

●	GvHD – the transplanted cells include donor T-cells which recognize the host’s body as foreign and attack it.

●	Infections are a common complication from HSCT and result in 28% of early patients’ deaths in haploidentical transplants of adult patients in the US.

Rejection, GvHD and viral infections are all potentially life-threatening complications in and of themselves and lead to the use of dangerous and costly immunosuppression medications.

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

In the case of organ transplantations and congenital non-malignant hematological disorders, the goal of the Veto Cells is to enable transplantation (stem cell or organ) by reducing host/donor immune system conflicts. This could potentially allow for mismatched (partial vs. full identity match between donor and host) kidney transplants, for example, and obviate the need for lifelong daily anti-rejection medication which is the current standard of care. Such an outcome could improve quality of life, reduce cost of care and significantly increase life expectancy for a broader audience of prospective transplant recipients.

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

3. Effective cancer killing while avoiding rejection in allogeneic CAR-T when combined with Veto Cells:

The cancer killing in the data below shows mice with leukemia treated with CAR-T Veto Cells:

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

Offering	Objective	Major Activities	Estimated timing
VETO CAR-T (with and without HSCT)	Validate and introduce new commercial treatment to deliver safer and more successful haploidentical HSCT combined with CAR-T cell therapy	1. Establish initial safety and efficacy for Anti-viral Veto Cell, then augment existing trial protocol with CAR-T	●	2026
		2. Commence multi-center registration study	●	2027-2028
		3. Introduce approved product to high profile US HSCT centers	●	2029-2030

Veto Cell Organ Transplantation	Validate efficacy of Veto Cells in attaining engraftment and reducing need for ongoing post-transplant anti-rejection treatment for haploidentical kidney transplants	1. Finalize treatment protocol and commence Phase 1/2 study	●	2026-2027
		2. Show sustained tolerance post-transplant without need for daily anti-rejection therapy	●	2028-2029

Products and Services

Currently, we do not have any products, and there is no assurance that we will be able to develop any products.

The following products are currently planned:

1.	VETO CAR-T HSCT cell therapy for donor mismatched allogeneic stem cell transplantations for treatment of blood cancer.

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

This treatment would be using Veto Cells to increase persistence and hence efficacy of CAR-T cell therapy, without the use of HSCT, for blood cancers and eventually solid tumors as well.

4.	Veto Cell tolerance therapy for non-malignant disorders.

This is the application of Veto Cell technology to the treatment of non-malignant (i.e., non-cancerous) diseases, as discussed in the Technology section. Target indications for Veto Cell therapy for nonmalignant disorders are likely to be: tolerizing therapy for allogeneic transplantations for sickle cell anemia, aplastic anemia, etc. (by using stem cell transplantations as referenced in no. 2 above) and tolerizing therapy for a broader range of congenital immune system related disorders, possibly including preventing the development of Type 1 Diabetes in Diabetes prone or early onset Diabetes patients.

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

In November 2018, we executed a sponsored research agreement with MD Anderson, which was amended in December 2020 and in October 2021. The Company engaged MD Anderson to perform research services in the amount of approximately $1,500,000 from January 1, 2019 to December 31, 2021 (approximately $500,000 each year for three years). The agreement was amended in December 2020 in order to increase the research budget for the year ending December 31, 2021 from approximately $500,000 to $800,000. In November 2022, the agreement was amended to extend the agreement by one year to November 27, 2023 and define the budget during such one-year period to be approximately $1,300,000. The agreement was subsequently amended by an initial three month extension through February 28, 2025, and then again amended through March 31, 2026.

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

For the Anti-Viral Veto Cell product candidate, MD Anderson is currently conducting a Phase 1/2 human clinical trial, sponsored by Cell Source. The trial has successfully completed the four three treatment cohorts, with 12 patients each receiving a haploidentical HSCT under reduced intensity conditioning with Veto Cells. This first in human dose optimization trial has thus far shown that the initial dose is in fact the optimal dose, as all nine patients had successful stem cell engraftment after 42 days, in the absence of severe GvHD. Cell Source then continued the trial with a higher dose level. Cell Source anticipates that the US Phase 1/2 trial, once augmented with CAR-T cancer killing capability in the anticipated VETO CAR-T cell HSTC combined therapy, will last through 2026 or 2027. This would be followed by completion of a Phase 2 trial and Phase 3 trial, which could each last another 2-3 years. While under a fast track FDA program such as RMAT initial marketing approval could potentially be attained after a Phase 2 registration study as early as in 2028 or 2029, full approval, if successful, may not be attained until 2028 or later. Cell Source has concluded an initial proof-of-concept collaboration with Professor Zelig Eshhar, the inventor of CAR-T cell therapy, with respect to combining CAR-T cell therapy with Veto Cells. This is expected to lead to the augmentation of the existing Veto Cell treatment protocol at MD Anderson to include VETO CAR-T cells in 2025 or 2026, which may lead to fast track approval by 2028 or 2029 but may last until 2029 or 2030.

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

The following table summarizes the development plan through 2031:

Competition

In the area of allogeneic HSCT and related GvHD and virus management, our competitors include: the so-called “Baltimore” protocol, which employs a T-cell replete approach under RIC; companies who which have been focused on reducing GvHD in a T-cell depleted setting, with high intensity conditioning (e.g. Orca, Bristol Myers Squibb, Merck (OncoImmune), Takeda); companies working to treat GvHD after it occurs (e.g. Abbvie, Incyte and Kadmon (now part of Sanofi)); and finally cell therapy companies developing anti-viral treatments (e.g. Atara, Allovir). In the area of CAR-T cell therapy, our competitors include allogeneic CAR-T companies (e.g. Allogene, Legend, Fate) and autologous CAR-T focused players (e.g. Novartis, Gilead (KITE), BMS/Celgene (JUNO)).

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

Key Strategy Elements

We are pursuing a staged entry strategy. The first several years will be narrowly focused, both in terms of market segments (blood cancer, kidney disease) and products (VETO CAR-T and VETO Organ Transplants).

Subsequently, we plan to broaden the segmentation strategy to include stand-alone cancer treatments without HSCT (e.g. for solid tumors) and additional HSCT indications (e.g. selected genetic non-malignant diseases).

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

Product Rollout

Cell Source plans to seek approval initially in the US and Europe and, in parallel but with a delayed start, in China and possibly Japan. A successful first-in-human Phase 1/2 trial in the US, which could be concluded by 2026, would serve as a strong foundation for trials in other countries. Limited sales on a “compassionate grounds” basis may, depending on qualification for Breakthrough Therapy or other Accelerated Approval designation, commence as early as 2028 or 2029. Full approval by the FDA in the U.S. can take as long as 8 years end-to-end, or until 2030.

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

Patient care facilities send frozen cells to a Cell Source processing center. Most likely, the first processing center will likely consist of production capacity leased from our service providers situated adjacent to a large transplantation center, such as MD Anderson in Texas. Such a transplantation center has appropriate equipment and infrastructure, along with available production capacity, and will also represent an immediate market for our offerings for use in their own procedures. The Cell Source processing center processes the cells and sends the treated cells and appropriate protocols back to the caregiver for infusion at time of transplantation.

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

We commenced a 24 patient human clinical trial for Anti-Viral Veto Cells, our lead product candidate, in the US in late 2019.

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

The agreement with Yeda, as amended most recently on December 22, 2024, includes certain development milestones. If the Company fails to achieve any one of the milestones set forth in the Yeda License Agreement (as per the current amended version) which are listed below, then Yeda will be entitled to (i) modify the related license such that it will become non-exclusive or (ii) terminate the Yeda License Agreement upon thirty (30) day written notice:

a.	by January 1, 2028, to have commenced Phase 2 clinical trials with respect to a Product; provided that in the interim the company continues to substantively sponsor research and clinical trials;

b.	by January 1, 2031, to have either commenced Phase 3 clinical trials or to have received FDA or EMA marketing approval in a respect of a Product (“Marketing Approval”);

c.	within 12 (twelve) months from the date of Marketing Approval, to have made a First Commercial Sale of a Product; or

d.	in case commercial sale of any Product having commenced, there shall be a period of 12 (twelve) months or more during which no sales of any Product shall take place by the Company or its Sublicensees (except as a result of force majeure or other factors beyond the control of the Company).

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

Because we have limited financial and managerial resources, we focus on research programs, therapeutic platforms, and product candidates that we identify for specific indications. Additionally, we have contractual commitments under our collaboration agreements to use commercially reasonable efforts to develop certain programs and, thus, do not have unilateral discretion to vary from such agreed to efforts. In addition, we have contractual commitments to conduct certain development plans and thus may not have discretion to modify such development plans, including clinical trial designs, without agreement from our collaboration partners. As a result, we may forego or delay pursuit of opportunities with other therapeutic platforms or product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs, therapeutic platforms, and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

Interim, topline, or preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data becomes available or as we make changes to our manufacturing processes and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose interim, topline, or preliminary data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Further, modifications or improvements to our manufacturing processes for a therapy may result in changes to the characteristics or behavior of the product candidate that could cause our product candidates to perform differently and affect the results of our ongoing clinical trials. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remains subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data is available.

From time to time, we may also disclose preliminary or interim data from our preclinical studies and clinical trials. Preliminary or interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data becomes available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Additionally, disclosure of preliminary or interim data by us or by our competitors could result in volatility in the price of our common stock.

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

Our business exposes us to potential product liability risks, which are inherent in the testing, manufacturing, marketing and sale of therapeutic products. Human therapeutic products involve an inherent risk of product liability claims and associated adverse publicity. While we will continue to take precautions we deem appropriate, there can be no assurance that we will be able to avoid significant product liability exposure. We do not currently maintain liability insurance coverage as such insurance is expensive and difficult to obtain. As we move forward with our own clinical trials, we plan to obtain liability insurance coverage in the jurisdictions applicable to such clinical trials. However, when we seek such insurance, it may not be available on acceptable terms, if at all. The inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could prevent or inhibit our ability to conduct clinical trials in certain jurisdiction or the commercialization of our current or potential products. A product liability claim brought against us in a clinical trial or a product withdrawal could have a material adverse effect upon us and our financial condition. Should the insurance coverage be insufficient in amount or scope to address multiple and diverse claims, liabilities not covered by insurance could represent a significant financial liability for Cell Source. Since Yeda does not conduct human trials, there is no need for Cell Source to have insurance for trials there. As Cell Source continues to contract facilities at hospitals to conduct human trials on its behalf, it will ensure that full and proper insurance coverage will be in place with respect to such clinical facilities. Cell Source plans to ensure its direct participation in clinical trials, above and beyond whatever insurance coverage is already held by the institutions and facilities providing services with respect to such clinical trials, as may be required.

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

Our planned principal operations are the development and commercialization of new cell therapy products focused on treatment of blood cancers, certain non-malignant disorders and organ transplantations. We are currently conducting research and development activities in order to facilitate the continued transition of the patented technology we license from the laboratory to clinical trials. We have a limited operating history. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. We have generated net losses since we began operations, including net losses of $4,512,642 and $5,321,212 for the years ended December 31, 2024 and 2023, respectively. We expect to incur substantial additional net expenses over the next several years as our research, development, and commercial activities increase. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to generate revenue and achieve profitability will depend on, among other things, successful completion of the preclinical and clinical development of our product candidates; obtaining necessary regulatory approvals from the U.S. Food and Drug Administration (the “FDA”) and international regulatory agencies; successful manufacturing, sales, and marketing arrangements; and raising sufficient funds to finance our activities. If we are unsuccessful at some or all of these undertakings, our business, prospects, and results of operations may be materially adversely affected.

We will need to secure additional financing.

We anticipate that we will incur operating losses for the foreseeable future. As of December 31, 2024, we had cash in the amount of $74,631. Based on our current resources, we will not be able to continue to operate without additional immediate funding. If we are not successful in securing additional financing, we may be required to delay significantly, reduce the scope of or eliminate one or more of our research or development programs, downsize our general and administrative infrastructure, or seek alternative measures to avoid insolvency, including arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or products. Our future capital requirements will depend on many factors, including:

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

Our ability to raise additional funds will depend on financial, economic, political and market conditions and other factors, over which we may have no or limited control. Market volatility resulting from other factors could also adversely impact our ability to access capital as and when needed. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we could be required to:

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

The Russia-Ukraine, Israel-Hamas and United States/Israel-Iran wars have disrupted global markets and my adversely impact our ability to obtain financing.

On February 24, 2022, Russian military forces invaded Ukraine, and the length, impact, and outcome of the ongoing war in Ukraine is highly unpredictable. On October 7, 2023, Hamas terrorists infiltrated Israel’s border with the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas has also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks have resulted in extensive deaths, injuries and kidnapping. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. Although there is currently a cease fire in the Israel-Hamas conflict, no assurance can be given that the cease fire will continue. On February 28, 2026, United States and Israeli forces conducted a series of attacks in Iran, and Iran responded by launching retaliatory attacks on Israel and United States military bases in the Middle East. The intensity and duration of the United States/Israel war against Iran is difficult to predict. As a result of the Russia-Ukraine, Israel-Hamas and United States/Israel-Iran wars and other geopolitical and macroeconomic events, the global credit and financial markets have experienced volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly or more dilutive.

There is substantial doubt about our ability to continue as a going concern.

As of December 31, 2024, we had a working capital deficiency and accumulated deficit of $18,537,836 and $46,180,030, respectively. During the year ended December 31, 2024, we incurred a net loss of $4,512,642 and experienced negative cash flows from operating activities in the amount of $2,684,162. We have historically incurred operating losses and may continue to incur operating losses for the foreseeable future. We believe that these conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date these financial statements are issued. This may hinder our future ability to obtain financing or may force us to obtain financing on less favorable terms than would otherwise be available. We have not generated revenues to-date. Our primary source of operating funds since inception has been equity and debt financings. Our plans include continued efforts to raise additional capital through debt and equity financings. There is no assurance that these funds will be sufficient to enable us to fully complete our development activities or attain profitable operations. If we are unable to obtain such additional financing on a timely basis or, notwithstanding any request we may make, if our debt holders do not agree to convert their notes into equity or extend the maturity dates of their notes, we may have to curtail our development, marketing and promotional activities, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations and liquidate. There can be no assurance that we will be able to continue as a going concern.

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

As of December 31, 2024 and through the date of this filing, notes payable with principal amounts totaling $2,588,593 and $11,015,939, respectively, were past due. Although no collection actions are currently pending against us, no assurance can be given that holders of these notes will not pursue remedies against us in the future. The institution of collection actions could have a material adverse effect on our business and could force us to seek relief through insolvency or other proceedings.

Risks Related to Our Common Stock

There may be additional issuances of shares of preferred stock in the future.

Our Articles of Incorporation permit us to issue up to 10,000,000 shares of preferred stock and our board of directors has authorized 1,350,000 shares of Series A Convertible Preferred, 2,000,000 shares of Series B Convertible Preferred, and 1,000,000 shares of Series C Convertible Preferred Stock, for issuance. Our board of directors could authorize the issuance of additional series of preferred stock in the future and such preferred stock could grant holders preferred rights on parity with the Series A Preferred, Series B Preferred and Series C Preferred as to dividend payments and liquidation preference. The issuance of other series of preferred stock could have the effect of reducing the amounts available to the holders Series A Preferred, Series B Preferred and Series C Preferred in the event of our liquidation, winding-up or dissolution. It may also reduce cash dividend payments on the Series A Preferred if we do not have sufficient funds to pay dividends on all Series A Preferred, Series B Preferred and Series C Preferred outstanding and outstanding parity preferred stock.

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

The Company is required to report under the Exchange Act and its Common Stock is eligible for quotation on the OTC Markets. However, there is no regular active trading market in the Company’s Common Stock, and we cannot give any assurance that an active trading market will develop. If an active market for the Company’s Common Stock develops, there is a significant risk that the Company’s stock price may fluctuate dramatically in the future in response to any of the following factors, some of which are beyond our control:

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

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

Our officers, directors and affiliates currently own or have rights to acquire shares of common stock and preferred stock representing approximately 20.4% of the voting power of our outstanding securities stock. Such concentrated control of the Company may adversely affect the value of our ordinary shares. If you acquire shares of our common stock, you may have no effective voice in our management. Sales by our insiders or affiliates, along with any other market transactions, could affect the value of our ordinary shares.

We do not intend to pay dividends to holders of Common Stock for the foreseeable future.

We have paid no dividends on our Common Stock to date, and it is not anticipated that any dividends will be paid to holders of our Common Stock in the foreseeable future. While our future dividend policy will be based on the operating results and capital needs of the business, it is currently anticipated that any earnings will be retained to finance our future expansion and for the implementation of our business plan. As an investor, you should take note of the fact that a lack of a dividend can further affect the market value of our stock and could significantly affect the value of any investment in our Company.

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

As of December 31, 2024, we had 45,038,244 shares of Common Stock issued and outstanding and outstanding warrants to purchase 20,769,303 shares of Common Stock. The issuance of shares of Common Stock upon exercise of outstanding warrants or options could result in substantial dilution to our stockholders, which may have a negative effect on the price of our Common Stock.

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

In addition, the stock market in general and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. If the market price of our common stock after this offering does not exceed the initial public offering price, you may not realize any return on and may lose some or all of your investment.

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

Under the Tax Cuts and Jobs Act of 2017, as modified by the Coronavirus Aid, Relief, and Economic Stability Act, or CARES Act, our federal net operating losses, or NOLs, generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act of 2017, or the CARES Act. In addition, Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. Shifts in our stock ownership (some of which are outside our control). As a result, our ability to use our pre-change NOLs and tax credits to offset post-change taxable income, if any, could be subject to limitations. Similar provisions of state tax law may also apply. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

As of the year ended December 31, 2024, the Company has had no cybersecurity incidents or been at risk from cybersecurity threats that have materially affected or were reasonably likely to materially affect our business strategy, results of operations or financial condition.

ITEM 2. PROPERTIES.

Our corporate headquarters is located at 57 West 57th Street, New York, NY 10019 under an annual lease. The telephone number at such address is (646) 416-7896. We believe that our facilities are adequate and suitable for our current operations. To the extent that other office space is required, we believe that such space is readily available.

ITEM 3. LEGAL PROCEEDINGS.

We are currently not involved in any pending legal proceeding or litigations and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Equity and Related Stockholder Matters

Our common stock is currently quoted under the symbol “CLCS” on the OTC Market’s Pink Limited Market.

As of April 6, 2026, there were 231 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Warrants

As of December 31, 2024, we had outstanding warrants to purchase an aggregate of 20,769,303 shares of common stock with a weighted average exercise price of $0.97 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

Our Board of Directors adopted the 2019 Equity Incentive Plan (the “Plan”) in August 2019. A total of 7,900,000 shares of common stock were initially reserved for issuance under the Plan and the number of reserved shares increases on the first day of each year in an amount equal to the lesser of 3% of the number of shares of common stock outstanding on the last day of the preceding year or the amount determined by our Board of Directors. As of December 31, 2024, a total of 6,177,114 shares of common stock were reserved for issuance under the Plan. The Plan permits the Board of Directors to issue stock options, stock appreciation rights, restricted stock, restricted stock units, performance and other awards to employees, consultants and directors of the Company. As of the date of filing, the Company’s shareholders have not approved the Plan. The number of stock options outstanding under the Plan, the weighted average exercise price of the outstanding options, and the number of securities remaining available for issuance as of December 31, 2024 were as follows:

EQUITY COMPENSATION PLAN TABLE

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	6,932,004	$0.83	6,177,114
Total	6,932,004	$0.83	6,177,114

Sales of Unregistered Securities

In November 2024, we issued 352,960 shares of common stock to accredited investors upon the conversion of 35,296 shares of the Company’s Series C Convertible Preferred Stock. We relied upon the exemption provided by Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”) in connection with this transaction.

In November 2024, we issued 214,287 shares of common stock to two accredited investors at a purchase price of $0.35 per share. For each share purchased the investors were issued a five-year warrant to purchase one share of common stock at an exercise price of $.35 per share. We relied upon the exemption provided by Section 4(a)(2) of the Securities Act in connection with these transactions.

During the three months ended December 31, 2024, we issued 274,293 units to accredited investors at a price of $7.50 per unit. Each unit consisted of one share of Series B Preferred Stock and a warrant to purchase 11.25 shares of common stock at an exercise price of $0.75 per share. We relied upon the exemption provided by Section 4(a)(2) of the Securities Act in connection with these transactions.

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

Recent Developments

Bridge Funding

Subsequent to December 31, 2024, the Company received net proceeds of $200,000 from an investor and issued a note payable in the principal amount of $285,714 pursuant to a note purchase agreement which provides that the investor will loan an additional $800,000 in seven tranches upon the occurrence of certain events, including the completion by the Company of certain filings with the Securities Exchange Commission. If all tranches are funded, the aggregate principal amount of the notes issued pursuant to the Note Purchase Agreement will be $1,428,571. The note is secured by substantially all of the assets of the Company and is convertible into shares of the Company’s common stock in the event of a default under the note at a conversion price equal to 65% of the trading price of the Company’s common stock during the 20-trading day period prior to conversion. The notes were due on February 24, 2026. As of the date of this filing, this note was past due. The Company issued 1,714,286 shares of common stock (the “Origination Shares”) and a warrant to purchase 571,429 shares of common stock at an exercise price of $0.25 per share to the investor pursuant to the terms of the note purchase agreement. If all tranches are funded, the Company will be required to issue warrants to purchase an additional 2,285,714 shares of common stock to the investor. The investor has been granted “piggyback” registration rights with respect to the Origination Shares and the shares issuable upon conversion of the notes and exercise of the warrants and rights to participate in future financings. The Company will be required to issue additional shares of common stock to the investor if the market value of the Origination Shares falls below $428,571.

Subsequent to December 31, 2024, the Company completed a private placement of original issue discount convertible notes payable in the aggregate principal amount of $1,875,000. The Company received net proceeds of $1,500,000 from the offering. The notes bear interest at a rate of 10% per annum and are convertible into shares of the Company’s common stock at a conversion price equal to 90% of the lowest volume weighted average price of the common stock during the ten trading days prior to conversion. The notes become due upon the earlier of June 17, 2026 or the listing of the Company’s common stock on the Nasdaq Capital Market or another national securities exchange. For each $100,000 invested, investors in the offering received a five-year warrant to purchase the Company’s common stock at an exercise price of $0.40 per share. A total of 1,875,000 warrants were issued in the offering.

Preclinical Results and Clinical Results

After two years of intensive collaboration with Professor Zelig Eshhar, the inventor of CAR-T cell therapy, preclinical data confirmed that Veto Cells can markedly extend persistence of genetically modified T cells from the same donor and that genetically modified Veto Cells can effectively inhibit tumors expressing an antigen recognized by the transgenic T cell receptor. Furthermore, human Veto Cells transfected with CAR exhibit anti-tumor activity in-vitro without losing their veto activity. These preclinical results have formed the basis of our current development of a clinical protocol for allogeneic VETO CAR-T HSCT combined therapy for blood cancer treatment. Cell Source plans to submit this protocol for approval in 2025. Recent preclinical research has determined that Veto Cells can overcome rejection from both NK (natural killer) cells and T-cells, further enhancing their potential efficacy when used for off-the-shelf CAR-T cell therapy. The Phase 1/2 clinical trial at the University of Texas MD Anderson Cancer Center, using Cell Source’s Anti-viral Veto Cells, has completed the first five treatment cohorts, with 15 patients each receiving a haploidentical HSCT under reduced intensity conditioning with Veto Cells. This trial has thus far shown that there has been no toxicity associated with the Veto Cells, with patients showing consistent stem cell engraftment, in the absence of severe GvHD. The study is expected to continue with additional cohorts of patients, using the current treatment protocol.

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

From October 2023 through the date of filing, the Company sold 308,126 units for gross proceeds of $2,311,000 and issued warrants to purchase 3,446,500 shares of the Company’s common stock.

Risks and Uncertainties

On February 24, 2022, Russian military forces invaded Ukraine, and the length, impact, and outcome of the ongoing war in Ukraine is highly unpredictable. On October 7, 2023, Hamas terrorists infiltrated Israel’s border with the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas has also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks have resulted in extensive deaths, injuries and kidnapping. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. Although there is currently a cease fire in the Israel-Hamas conflict, no assurance can be given that the cease fire will continue. On February 28, 2026, United States and Israeli forces conducted a series of attacks in Iran, and Iran responded by launching retaliatory attacks on Israel and United States military bases in the Middle East. The intensity and duration of the United States/Israel war against Iran is difficult to predict. As a result of the Russia-Ukraine, Israel-Hamas and United States/Israel-Iran wars and other geopolitical and macroeconomic events, the global credit and financial markets have experienced volatility and disruptions.

As of December 31, 2024 and through the date of this filing, the Company considered the impact of these wars and other geopolitical and macroeconomic events on its business and operational assumptions and estimates and determined there were no material adverse impacts on the Company’s consolidated results of operations and financial position.

Litigation

In January 2019, the holder of a promissory note in the principal amount of $250,000 due on March 16, 2016 instituted a collection action in the Supreme Court of the State of New York, County of New York. On June 12, 2019, the plaintiff served a motion for summary judgment through the Secretary of State which was heard on July 12, 2019 and granted. The Company contended that it was not given sufficient notice under the applicable statute and did not have an opportunity to oppose the motion. Judgment was entered in October 2019 in the amount of $267,680. The Company brought a motion to vacate based on the jurisdictional defect of the motion in not providing the required amount of time, but that motion was denied in February 2021 without properly addressing the jurisdictional issues raised by the Company. The Company appealed the denial and then filed a motion to Renew and Reargue the motion to vacate based on the Court’s failure to address critical issues. That motion was also denied on April 15, 2021 without addressing the Company’s arguments. The Company appealed the second denial as well and pursued both appeals in a consolidated manner so as to resolve all issues together. Each of the appeals was denied and there is no further opportunity to appeal. While the Company’s motions were pending, the plaintiff commenced steps to collect judgment. During the year ended December 31, 2021, $103,088 of a $250,000 deposit made with the court by a third party on behalf of the Company was released to an officer of the court and has been accounted for as partial note repayment, with an additional $146,912 due under the note repaid by a release of the remaining deposit to an officer of the court during the year ended December 31, 2022, which was also accounted for as a note repayment. In August 2023, a supplemental judgment of $38,838 was entered against the Company. Inasmuch, as there were no further opportunities to appeal, in June 2024, the Company resolved this matter by making a final payment of $135,000 and the plaintiff agreed to cease the pursuit of additional sanctions against the Company and filed a satisfaction of judgment.

Tax Law Change

On July 4, 2025, the President signed into law significant federal tax legislation, H.R.1 (the “Tax Reform Act of 2025”). The legislation includes numerous changes to U.S. corporate income tax law, including but not limited to: permanent 100% bonus depreciation for qualified property, immediate expensing of domestic research and experimental expenditures, modifications to the limitation on business interest expense, increased Section 179 expensing limits, changes to the international tax regime, and expanded limitations on the deductibility of executive compensation under IRC Section 162(m). Most provisions are effective for tax years beginning after December 31, 2024, with certain transition rules and exceptions. The Company is currently evaluating the impact of the Tax Reform Act of 2025 on its consolidated financial statements. The effects of the new law, including remeasurement of deferred tax assets and liabilities and changes to current and future tax expense, will be reflected in the period of enactment and in future periods as additional guidance is issued and the Company completes its analysis.

Consolidated Results of Operations

Year Ended December 31, 2024 Compared with the Year Ended December 31, 2023

Research and Development

Research and development expense was $1,898,081 and $1,577,995 for the years ended December 31, 2024 and 2023, respectively, an increase of $320,086, or 20%. This increase is mainly attributable to patient enrollment milestones of $448,247 being achieved during the 2024 period, compared to one $105,505 enrollment milestone achieved in the 2023 period.

Loss on Legal Settlement

During the years ended December 31, 2024 and 2023, we recognized a loss on legal settlement of $0 and $142,600, respectively. The loss on legal settlement in 2023 was attributable to the issuance of a $50,000 convertible note payable, a five-year warrant to purchase 180,000 shares of the Company’s common stock at an exercise price of $0.75 per share, and the issuance of 180,000 shares of the Company’s common stock in satisfaction of unspecified damages for an alleged wrongful refusal to authorize the Company’s transfer agent to remove restrictive legends from the shares held by the shareholder.

General and Administrative

General and administrative expense was $1,942,163 and $2,604,751 for the years ended December 31, 2024 and 2023, respectively, a decrease of $662,588, or 25%. This decrease is primarily attributable to decreases in legal expenses of $441,856, due to various legal matters that occurred in 2023, stock-based compensation expense of $142,545 and consulting expenses of $210,000, due to a decrease in various consulting services. This was partially offset by an increase in external expenses of $72,403, and payroll expense of $78,577.

Interest Expense

Interest expense for the years ended December 31, 2024 and 2023 was $778,386 and $668,117, respectively, an increase of $110,269, or 17%. This increase is primarily associated with an increase in the balance of interest-bearing notes outstanding during the 2024 period compared to the prior period.

Interest Expense - Amortization of Debt Discount

Amortization of debt discount was $309,914 and $380,569 for the years ended December 31, 2024 and 2023, respectively, a decrease of $70,655, or 19%. This decrease is primarily associated with a majority of the debt discount being fully amortized during 2023.

Change in Fair Value of Derivative Liability

For the years ended December 31, 2024 and 2023, we recognized a gain on the change in fair value of derivative liability of $398,009 and $10,900, respectively, an increase of $387,109. The change in fair value of derivative liability is attributable to the decrease in fair value of the Company’s common stock during 2024.

Gain on Extinguishment of Note Payable

Gain on extinguishment of note payable was $17,893 and $41,920 for the years ended December 31, 2024 and 2023, respectively, a decrease of $24,027, or 57%. This decrease is primarily attributable to the exchange of a $100,000 note occurring during the 2023 period as compared to a $30,000 note during the 2024 period.

Liquidity and Going Concern

We measure our liquidity in a number of ways, including the following:

	December 31,
	2024	2023

Cash	$74,631	$22,203
Working capital deficiency	$(18,537,836)	$(15,611,543)

During the year ended December 31, 2024, we did not generate any revenues, had a net loss of $4,512,642 and had used cash in operations of $2,684,162. As of December 31, 2024, we had a working capital deficiency of $18,537,836 and an accumulated deficit of $46,180,030. As of December 31, 2024, and through the date of this filing, notes payable with principal amounts totaling $2,588,593 and $11,015,939, respectively, were past due. Subsequent to December 31, 2024 and as more fully described in Note 14, Subsequent Events, the Company received aggregate proceeds of $3,171,751 from the issuance of notes payable, $310,000 from the issuance of Series B Convertible Preferred Stock and $250,000 from the issuance of Common Stock. We will continue to incur net operating losses to fund operations. These conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date these financial statements are issued.

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

During the years ended December 31, 2024 and 2023, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the years ended December 31, 2024 and 2023 in the amounts of $2,684,162 and $2,347,891, respectively. The net cash used in operating activities for the year ended December 31, 2024 was primarily due to cash used to fund a net loss of $4,512,642 adjusted for net non-cash expenses in the aggregate amount of $47,612, partially offset by $1,780,868 of net cash provided by changes in the levels of operating assets and liabilities. The net cash used in operating activities for the year ended December 31, 2023 was primarily due to cash used to fund a net loss of $5,321,212 adjusted for net non-cash expenses in the aggregate amount of $754,834, partially offset by $2,218,487 of net cash provided by changes in the levels of operating assets and liabilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the years ended December 31, 2024 and 2023 was $2,736,590 and $2,147,429, respectively. The net cash provided by financing activities during the year ended December 31, 2024 was attributable to $640,626 of proceeds from issuance of common stock and warrants, $1,151,000 of proceeds from the issuance of Series B Convertible Preferred Stock and warrants, approximately $846,637 of proceeds from the issuance of notes, related party and convertible notes payable, proceeds from advances payable and advances payable – related party of $159,675 partially offset by the repayment of a financing liability in the amount of $48,548 and $12,500 related to the repayment of notes payable. The net cash provided by financing activities during the year ended December 31, 2023 was attributable to $1,596,978 of proceeds from the issuance of convertible notes payable, $799,918 of proceeds received from Convertible Series B Preferred stock subscriptions, and $30,000 of proceeds from the issuance of notes payable, partially offset by $279,467 of repayments of financing liability.

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

Valuation of the Company’s Common Stock Price

Since the Company’s common stock historically was not actively traded on a public market, the fair value of the Company’s restricted equity instruments is estimated by management based on observations of the sales prices of both restricted and freely tradable common stock, or instruments convertible into common stock. During the year ended December 31, 2024, the Company obtained a third-party valuation of its common stock as of December 31, 2024 and July 1, 2024 which was considered in management’s estimation of fair value during the year ended December 31, 2024. The third-party valuation was performed in accordance with regulation of Section 409A of the Internal Revenue Code (“IRC”) as well as FASB ASC Topic 718.

The independent appraisal utilized the market approach, specifically the Backsolve method. The Backsolve method utilizes the economics from a direct transaction in the Company’s securities, specifically, issuances of convertible notes and Series B Convertible Preferred Stock during 2024 and 2023, in determining fair value. When applying the Backsolve method, the Company evaluated the below valuation inputs:

1)	Total equity value of the Company
2)	Application the Black-Scholes option pricing method (“OPM”) to the various classes of convertible securities outstanding as of each of the valuation dates outlined above.
3)	Application of a probability-weighted average present value to the various classes of various classes of convertible securities.
4)	The total value of each share class was divided by the security’s respective fully diluted shares outstanding, in order to calculate the per share value for each security on a marketable basis.

Under the OPM, it was determined the Company’s common stock had a fair value of $0.19 and $0.28 per share as of December 31, 2024 and July 1, 2024, respectively, which included a discount for lack of marketability of 25%. Furthermore, the independent appraisal determined the Company’s expected volatility was 70% and 75% as of December 31, 2024 and July 1, 2024 respectively, by evaluating historical and implied volatilities of guideline companies.

As of December 31, 2023 and July 1, 2023 under the OPM, it was determined the Company’s common stock had a fair value of $0.26 and $0.34 per share, respectively, which included a discount for lack of marketability of 25%. Furthermore, the independent appraisal determined the Company’s expected volatility was 65% and 80% as of December 31, 2023 and July 1, 2023 respectively, by evaluating historical and implied volatilities of guideline companies.

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

In connection with the preparation of this Annual Report, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation under the 2013 Framework, our principal executive and financial officer concluded that our internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Below are the names and certain information regarding the Company’s executive officers and directors:

Name	Age	Title(s)

Dennis Brown	76	Director (Chairman)
Itamar Shimrat	66	Chief Executive Officer, Chief Financial Officer
Darlene Soave	82	Director
George Verstraete	72	Director

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

Itamar Shimrat, CEO and CFO, is a Canadian businessman and a founding member of Cell Source Israel. Since Cell Source Israel’s inception, Mr. Shimrat served as a Chief Financial Officer and he served as a Director from Cell Source Israel’s inception until May 2022. In October 2013, he was appointed Chief Executive Officer. From March 2009 through September 2011, Mr. Shimrat served as Chief Financial Officer and Director of Rainbow Energy Ltd. From September 2011 through October 2013, Mr. Shimrat served as Chief Financial Officer and Director of Cell Source Ltd. From August 2012 to present, Mr. Shimrat served as Director of Step Up - Olim Madrega Inc. From October 2013 to March 2022, Mr. Shimrat served as Chief Executive Officer and Director of Cell Source Ltd. Previously, Mr. Shimrat served as an Executive Vice President at First International Bank of Israel from March 2005 until April, 2008. Prior to 2008, he served as a senior manager at McKinsey & Company’s Tel Aviv office after having being elected Partner at Mitchell Madison Group and consulting for Bain & Co. Mr. Shimrat led major profit improvement programs for leading corporations ranging from American Express and Barclays to El Al Airlines. He has been a Director of two private companies: Rainbow Energy Ltd., a company in the renewable energy industry, and Step Up - Olim Madrega Ltd., a company in the wheelchair industry, and also was on the Allocations Committee of Matan, a leading Israeli philanthropic organization. He holds an MBA with Distinction from the Ivey Business School of the University of Western Ontario in Canada. Itamar brings to Cell Source significant knowledge and experience in the area of corporate finance.

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

Board Meetings and Attendance

During the year ended December 31, 2024, the Company’s Board of Directors held one meeting and acted by written consent on 14 occasions.

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

The Board of Directors determined that Mr. Shimrat, also a member of the Audit Committee, is an “audit committee financial expert,” as that is defined in Item 407(d)(5) of Regulation S-K. The Board of Directors has determined that Dr. Brown is an “independent director” and an “audit committee financial expert” based upon said definitions. The Audit Committee held 4 meetings during the fiscal year ended December 31, 2024.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, during the fiscal year ended December 31, 2024, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except that Forms 4 required to be filed by (i) each of Dennis Brown, Darlene Soave and Phyllis Friedman Investment ULC to report the issuance of shares of common stock as payment of in-kind dividends on the shares of Series A Preferred Stock that they own, (ii) Darlene Soave to report the purchase of Series B Preferred Stock and (iii) Darlene Soave and George Verstraete to repot the receipt of warrants have not yet been filed.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth all compensation earned in respect of the Company’s principal executive officer (“PEO”) for 2024 and 2023:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total

Itamar Shimrat	2024	$211,271	$-	$-	$-	$-	$211,271
	2023	$204,290	$-	$-	$-	$-	$204,290

Director Compensation

The following table sets forth certain information concerning the compensation of our non-employee directors for the fiscal year ended December 31, 2024:

					Change in
					Present Value
		Fees Earned			and Nonqualified
		or		Option	Deferred
		Paid In	Stock	Awards	Compensation	All Other
	Year	Salary	Awards	(1)	Earnings	Compensation	Total

Dennis Brown	2024	$-	$-	$-	$-	$-	$-
Darlene Soave	2024	$-	$-	$-	$-	$-	$-
George Verstraete	2024	$-	$-	$-	$-	$-	$-

Outstanding Equity Awards at Fiscal Year End

The following table presents the outstanding equity awards held as of December 31, 2024 by our sole executive officer.

Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unexercised Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Itamar Shimrat	1,350,000	—	—	$1.00	(1)	3/8/2026	—	—	—	—

(1)	The exercise price of this option is equal to the Fair Market Value of the Shares on the date of grant (as defined in the Company’s 2019 Equity Incentive Plan).

Risk Management

The Company does not believe risks arising from its compensation policies and practices for its employees are reasonably likely to have a material adverse effect on the Company.

Equity Grant Committee

In August 2020, the Board of Directors created an Equity Grant Committee and authorized it to make equity awards to employees, consultants and other service providers. Mr. Brown and Mr. Shimrat are the current members of the Equity Grant Committee. The Equity Grant Committee acted by written consent on 2 occasions during the year ended December 31, 2024.

Compensation Committee Interlocks and Insider Participation

Currently, the Board of Directors does not have a standing compensation committee, or a committee performing similar functions, except for the Equity Grant Committee. During the fiscal year ended 2024, the entire Board of Directors deliberated with respect to executive compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth certain information, as of the date set forth below, with respect to the beneficial ownership of the outstanding Common Stock and Series B Preferred Stock by (i) any holder of more than five (5%) percent of the applicable class; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Shares of Common Stock Beneficially Owned(1)

As of April 6, 2026

Name and Address of Beneficial Owner(2):	Common Stock		Percent(3)	Series B Preferred Stock	Percent(4)	Percent of Total Voting Power(5)
Itamar Shimrat, Chief Executive Officer, Chief Financial Officer and Director	3,050,004	(6)	4.33%			4.15%

Dennis Brown, Director (Executive Chairman)	1,331,407	(7)	1.93%			1.85%

Darlene Soave, Director	9,487,319	(8)	12.60%	46,667	15.5%	12.18%

George Verstraete, Director	3,428,000	(9)	4.80%			4.60%

All directors and executive officers as a group (4 persons)	17,296,730		21.02%	46,667	15.15%	20.37%

Yair Reisner 1515 Holcombe Boulevard Houston, Texas 77030	5,282,004	(10)	7.51%			6.92%

Phyllis Friedman Investment ULC Toronto, Ontario, Canada	8,105,232	(11)	11.53%	30,000	9.74%	11.09%

Cipayo Ltd	609,033	(13)	1.19%	20,000	6.49%	0.87%

Timothy Dieschbourg	1,684,078	(14)	2.45%	36,800	11.94%	2.36%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of April 6, 2026 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Except as otherwise indicated, the address of each beneficial owner is c/o Cell Source, Inc., 57 West 57th Street, Suite 400, New York, New York 10019.
(3)	Based on 67,945,856 shares of common stock issued and outstanding as of April 6, 2026.
(4)	Based on 308,126 shares of Series B Preferred Stock issued and outstanding as of April 6, 2026.
(5)	Includes voting power attributable to ownership of common stock and Series B Preferred Stock.
(6)	Includes 1,350,000 shares of common stock issuable upon the exercise of options to purchase common stock at an exercise price of $1.00 per share and 1,125,000 shares of common stock issuable upon the exercise of options to purchase common stock at an exercise price of $0.75 per share.
(7)	Includes 1,125,000 shares of common stock issuable upon the exercise of options to purchase common stock at an exercise price of $0.75 per share.
(8)	Includes 5,140,000 shares of common stock issuable upon the exercise of warrants having an exercise price of $0.75 per share held by a trust of which Ms. Soave serves as trustee, 788,028 shares of common stock issuable upon the exercise of warrants having an exercise price of $1.25 per share held by a trust of which Ms. Soave serves as trustee, 375,000 shares of common stock issuable upon the exercise of options to purchase common stock at an exercise price of $1.00 per share and 562,500 shares of common stock issuable upon the exercise of options to purchase common stock at an exercise price of $.75 per share.
(9)	Includes 375,000 shares of common stock upon the exercise of options to purchase common stock at an exercise price of $1.00 per share, 562,500 shares of common stock issuable upon the exercise of options to purchase common stock at an exercise price of $.75 per share, 2,000,000 shares of common stock issuable upon the exercise of warrants having an exercise price of $1.00 per share, 490,500 shares of common stock issuable upon the exercise of warrants having an exercise price of $0.75 per share.
(10)	Includes 5,282,004 shares of common stock issuable upon the exercise of options to purchase common stock at an exercise price of $0.75 per share.
(11)	Includes 300,000 shares of common stock issuable upon conversion of 30,000 shares of Series B Preferred Stock, 300,000 shares of common stock issuable upon the exercise of options to purchase common stock at an exercise price of $0.75 per share, 750,000 shares of common stock issuable upon the exercise of warrants having an exercise price of $.35 per share and 1,025,000 shares of common stock issuable upon the exercise of warrants having an exercise price of $.75 per share.
(12)	Includes 666,790 shares of Common Stock issuable upon conversion of 66,679 shares of Series B Preferred Stock and 175,000 shares of Common Stock issuable upon the exercise of warrants having an exercise price of $.75 per share.
(13)	Includes 200,000 shares of Common Stock issuable upon conversion of Series B Preferred Stock and 225,000 shares of Common Stock issuable upon the exercise of warrants having an exercise price of $.75 per share.
(14)	Includes 368,060 shares of Common Stock issuable upon conversion of Series B Preferred Stock and 414,000 shares of Common Stock issuable upon the exercise of warrants having an exercise price of $.75 per share.

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

Pursuant to the Yeda license Agreement, Yeda has granted the Company an exclusive worldwide license to certain patents and other intellectual property. The Yeda License Agreement grants Yeda a 4% royalty on sales of patented products. The Company is required to pay Yeda a $50,000 annual license fee until such time as the payment of royalties commences. The Yeda License Agreement contains certain development milestones. If the Company fails to achieve any of the milestones by the dates set forth in the agreement, Yeda is entitled to terminate the license upon written notice to the Company. To date, the Company has been deemed to have met all of the milestones and the next milestone in the agreement is January 1, 20285. Either Yeda or the Company may terminate the agreement and the license after the commitment of a material breach by the other party and in certain other instances as detailed in the agreement.

For the years ended December 31, 2024 and 2023, the Company recorded expenses in operations of approximately $58,000 related to its Agreement with Yeda.

In May 2017, the Company received a loan of $180,000 from an entity owned by Ben Friedman and a loan of $45,000 from an entity owned by David Zolty. Each of Mr. Friedman and Mr. Zolty was a director of the Company at the time of the loans but resigned their positions as directors in July 2022. The loans, which are non-interest bearing and became due on May 18, 2018, remained outstanding as of December 31, 2024. As of December 31, 2024, the Company had accrued an obligation to issue warrants to purchase 49,500 and 198,000 shares, respectively, at an exercise price of $0.75 per share to the entity owned by Mr. Friedman and Mr. Zolty as a result of the Company’s failure to repay these notes by the maturity date.

In December 2018, the Company received a non-interest-bearing short-term advance in the amount of $100,000 from David Zolty, who was a director at the time of the loan. Because the short-term advance was not repaid by the Company on or before January 15, 2019, the Company was required under the terms of the advance to (i) issue to Mr. Zolty warrants to purchase 100,000 shares of common stock on such date and (ii) to further issue warrants to purchase 25,000 shares of common stock for each month that the advance remains outstanding after such date. As of December 31, 2023, the entire amount of the advance was outstanding. As of December 31, 2024, the Company was required to issue warrants to purchase an aggregate of 1,875,000 shares at an exercise price of $0.75 per share to Mr. Zolty in connection with this advance.

The Company has agreed to issue warrants to purchase 134,000 shares of common stock at an exercise price of $0.75 per share to Mr. Zolty in consideration of Mr. Zolty making a $134,000 payment to Yeda on the Company’s behalf in 2016. As of December 31, 2024, the Company had not issued the warrants to Mr. Zolty.

Darlene Soave was appointed to the Company’s Board of Directors effective March 25, 2021. On October 28, 2019, the Company issued a convertible note payable to Ms. Soave that has a principal amount of $6,000,000. The convertible note, as amended in October 2024, bears interest at 10% per annum and matures on April 28, 2025. Ms. Soave has the right, at her option, to convert the note into shares of the Company’s Series B Convertible Preferred Stock at a price of $7.50 per share. Interest accruing under the note will be payable upon the maturity of the note and may be paid at the Company’s option in either cash or shares of the Company’s common stock (calculated based upon $0.75 per share for purposes of calculating the number of shares of common stock to be issued). For each $500,000 advanced under the note, Ms. Soave will be issued a five-year warrant to purchase 400,000 shares of the Company’s common stock at an exercise price of $1.25 per share. During the years ended December 31, 2024 and 2023, the Company received no additional advances. As of December 31, 2024, $3,500,000 of principal under the convertible note was outstanding and the Company had issued warrants to purchase 2,800,000 shares of common stock at an exercise price of $0.75 per share to Ms. Soave. Ms. Soave has assigned the note to a trust for which she serves as trustee. In October 2024, the note was amended to extend the maturity date to April 28, 2025.

George Verstraete was appointed to the Company’s Board of Directors on March 10, 2022. The Company and Mr. Verstraete entered into a promissory note agreement dated March 10, 2022, whereby Mr. Verstraete, at his discretion, can loan up to $6,000,000 to the Company. Mr. Verstraete agreed to loan an aggregate of $2,500,000 to the Company under the note. The note bears interest at a rate of 10% per annum and will mature twelve months from the date of issuance. Mr. Verstraete has the right, at his option, to convert the note into shares of the Company’s Series B Convertible Preferred Stock at a conversion price of $7.50 per share. Interest accruing under the note will be payable upon the maturity of the note and may be paid at the Company’s option in either cash or shares of the Company’s common stock (calculated based upon $0.75 per share for purposes of calculating the number of shares of common stock to be issued). For each $500,000 advanced under the note, Mr. Verstraete will be issued a warrant to purchase 400,000 shares of the Company’s common stock at an exercise price of $1.25 per share. Each warrant will have a five-year term. In February 2023, the Company entered into an agreement whereby $413,018 of payments made by Mr. Verstraete to third parties on behalf of the Company in June 2022 were characterized as convertible notes payable - related parties. Additional advances totaling $605,000 were made in 2023 and a total of $117,336 was advanced in 2024, which increased the outstanding principal balance to $3,696,707. Mr. Verstraete has assigned the note to a trust for which Darlene Soave serves as trustee. Warrants to purchase a total of 1,377,439 shares of common stock at an exercise price of $1.25 per share have been issued to Mr. Verstraete and the trust in consideration of the advances made under the note. In October 2024, the note was amended to extend the maturity date to March 10, 2025

Each of Ms. Soave and Mr. Verstraete was issued options to purchase 375,000 shares of the Company’s common stock at an exercise price of $1.00 per share in September 2022 in connection with their service as a director of the Company. The options have terms of five (5) years.

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

In May 2024, Phyllis Friedman Investment ULC purchased an Original Issue Discount Promissory Note in the principal amount of $150,000 from the Company for a purchase price of $125,000. The note bears interest at a rate of 10% per annum and became due in November 2024. As of December 31, 2024, the entire principal amount of the note remained outstanding. The Company issued a ten-year warrant to purchase 312,500 shares of common stock to Phyllis Friedman Investment ULC in connection with this transaction.

In May 2024, a trust controlled by Darlene Soave purchased an Original Issue Discount Promissory Note in the principal amount of $300,000 from the Company for a purchase price of $250,00. The note bears interest at a rate of 10% per annum and became due in November 2024. As of December 31, 2024, the entire principal amount of the note remained outstanding. The Company issued a ten-year warrant to purchase 156,250 shares of common stock to the trust in connection with this transaction.

Director Independence

None of our directors are independent, as that term is defined under the Nasdaq Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of fees for professional services rendered by our independent registered public accounting firm for the years ended December 31, 2024 and 2023:

	December 31,
	2024	2023

Audit Fees	213,700	189,000
Total	213,700	189,000

Audit fees represent fees for professional services performed for the audit of our annual financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

Tax fees were for tax compliance services for the years ended December 31, 2024 and 2023.

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

Exhibits

The following exhibits are included as part of this Annual Report:

Exhibit Number	Description

2.1 (1)	Share Exchange Agreement, dated June 30, 2014, by and between Cell Source, Ltd., and Ticket to See, Inc.
3.1 (1)	Articles of Association of Cell Source Limited, dated August 14, 2011, as amended on November 11, 2013
3.2 (2)	Articles of Incorporation of Ticket to See, Inc., dated June 6, 2012
3.3 (3)	Certificate of Amendment to Articles of Incorporation of Ticket to See, Inc., dated June 23, 2014
3.3 (4)	Certificate of Amendment to Articles of Incorporation of Ticket to See, Inc., dated May 20, 2014
3.4 (2)	Bylaws of Cell Source, Inc., dated June 6, 2012
3.5 (18)	Certificate of Designation with respect to Series A Preferred Stock dated November 14, 2016
3.5(a)(30)	Amendment to Certificate of Designation with respect to Series A Preferred Stock
3.6 (27)	Certificate of Designation with respect to Series C Preferred Stock dated July 27, 2021
3.6(a)(30)	Amendment to Certificate of Designation with respect to Series C Preferred Stock
3.7(31)	Certificate of Designation with respect to Series B Preferred Stock dated October 30, 2023
4.1 (29)	Description of Common Stock
10.1 (1)	Form of Subscription Agreement
10.2 (1)	Form of Registration Rights Agreement
10.4 (1)	Form of Consultant Warrant(8)
10.5 (1)	Form of Researcher Company Warrant
10.6 (1)	Form of Company Warrant
10.8 (1)	Research and License Agreement by and between Yeda Research and Development Company Limited and Cell Source Limited, dated October 3, 2011
10.9 (1)	Amendment to Research and License Agreement
10.10 (1)	Evaluation and Exclusive Option Agreement by and between Yeda Research and Development Company Limited and Cell Source Limited, dated Oct. 3, 2011 (included in Exhibit 10.7)
10.11 (1)	Amendment dated April 1, 2014 to Evaluation and Exclusive Option Agreement by and between Yeda Research and Development Company Limited and Cell Source Limited
10.12 (1)	Second Amendment dated June 22, 2014 to Evaluation and Exclusive Option Agreement by and between Yeda Research and Development Company Limited and Cell Source Limited
10.13 (1)	Consulting Agreement by and between Cell Source Limited and Professor Yair Reisner
10.14 (6)	Form of Amendment No. 1 to Registration Rights Agreement
10.15 (7)	Bridge Funding Agreement
10.16 (5)	Third Amendment dated June 22, 2014 to Evaluation and Exclusive Option Agreement by and between Yeda Research and Development Company Limited and Cell Source Limited
10.17 (8)	Form of Consulting Agreement pursuant to which the Company issued warrants to purchase an aggregate of 2,000,000 shares of the Company’s common stock
10.18 (9)	Form of Promissory Note issued to the Company’s Chief Executive Officer
10.19(10)	Form of March 2015 Promissory Note
10.20(10)	Form of March 2015 Warrant
10.21(11)	Form of Note Amendment Letter Agreement

10.22(11)	Form of May 2015 Note
10.23(11)	Form of May 2015 Warrant
10.24(12)	Form of Advisory/Consulting Agreement
10.25(13)	Zolty Promissory Note
10.26(13)	Zolty Warrant
10.27(13)	Form of July 2015 Convertible Promissory Note
10.28(13)	Form of July 2015 Warrant
10.29(15)	Form of Bridge Note Subscription Agreement
10.30(15)	Form of Convertible Note
10.31(15)	Form of March 2016 Note
10.32(15)	Form of March 2016 Warrant
10.33(18)	Form of July 2016 Warrants
10.34(18)	Second Amendment to Research and License Agreement dated as of November 28, 2016 between the Company and Yeda Research and Development Company Limited
10.35(18)	Third Amendment to Research and License Agreement dated as of March 29, 2018 between the Company and Yeda Research and Development Company Limited
10.36(18)	Fourth Amendment to Research and License Agreement dated as of March 30, 2018 between the Company and Yeda Research and Development Company Limited
10.36(a)(29)	Fifth Amendment to Research and License Agreement dated as of June 30, 2019 between the Company and Yeda Research and Development Company Limited
10.37(16)	Convertible Note due July 27, 2016
10.38(17)	Promissory Note dated May 10, 2016
10.39(19)	Sponsored Research Agreement dated November 28, 2018 between The University of Texas M.D. Anderson Cancer Center and Cell Source Limited**
10.39(a)(20)	Amendment No. 1 to Veto Cell Production and Clinical Trial Program Agreement dated as of April 4, 2019 between Cell Source Limited and the University of Texas M.D. Cancer Center**
10.39(b)(28)	Amendment No. 2 to Sponsored Research Agreement dated October 18, 2021 between the University of Texas MD Anderson Cancer Center and Cell Source Ltd.
10.39(c)(31)	Amendment No. 3 to Sponsored Research Agreement dated November 15, 2022 between the University of Texas MD Anderson Cancer Center and Cell Source Ltd.
10.39(d)(31)	Amendment No. 4 to Sponsored Research Agreement dated November 6, 2023 between the University of Texas MD Anderson Cancer Center and Cell Source Ltd.
10.40(19)	Agreement for Veto Cell Production and Clinical Trial Program dated February 19, 2019 between The University of Texas M.D. Anderson Cancer Center and Cell Source Limited**
10.41(21)	2019 Equity Incentive Plan
10.42(21)	Stock Option Agreement dated as of August 11, 2019 before Cell Source, Inc. and Yair Reisner
10.43(21)	Stock Option Agreement dated as of August 11, 2019 between Cell Source, Inc. and Yair Reisner
10.44(21)	Convertible Promissory Note dated July 2, 2019
10.45(21)	Convertible Promissory Note dated May 20, 2019
10.46(21)	Promissory Note dated July 29, 2019
10.47(22)	Convertible Note effective October 28, 2019
10.48(22)	Sixth Amendment to Research and License Agreement effective December 31, 2019 between Yeda Research and Development Company Limited and Cell Source Limited**
10.49(23)	Convertible Promissory Note dated January 10, 2020
10.50(23)	Form of Placement Agent Warrant dated February 13, 2020
10.51(24)	Form of Securities Purchase Agreement between Cell Source, Inc. and Purchaser of 10% OID Convertible Promissory Note.
10.53(24)	Form of 10% OID Convertible Promissory Note.
10.54(24)	Form of Warrant issued to purchaser of 10% OID Convertible Promissory Note.
10.54(25)	Form of Warrant issued to Members of Scientific Advisory Board.
10.55(25)	Form of Warrant issued to Service Providers.
10.56(25)	Form of Director Stock Option Agreement.
10.57(25)	Form of Consultant Stock Option Agreement.

10.58(25)	Form of 8% Convertible Promissory Note.
10.59(25)	Form of Warrant issued to Purchasers of 8% Convertible Promissory Note
10.60(26)	Form of Note Exchange Agreement between Cell Source, Inc. and holder of 10% OID Convertible Promissory Note.
10.62(26)	Second Amended and Restated 10.0% Convertible Note.
10.63(26)	Seventh Amendment to Research and License Agreement dated November 15, 2020 between Yeda Research and Development Company Limited and Cell Source Limited
10.63(a)(29)	Eighth Amendment to Research and License Agreement dated as of December 2, 2021 between the Company and Yeda Research and Development Company Limited
10.64(27)	Third Amended and Restated Convertible Note issued to Darlene Soave.
10.64(a)(30)	Amendment No. 1 to Third Amended and Restated Note
10.64(b)(30)	Amendment No. 2 to Third Amended and Restated Note
10.64(c)(30)	Amendment No. 3 to Third Amended and Restated Note
10.64(d)(31)	Amendment No. 4 to Third Amended and Restated Note
10.64(e)*	Amendment No. 5 to Third Amended and Restated Note
10.64(f)*	Amendment No. 6 to Third Amended and Restated Note
10.68(29)	10% Convertible Note issued to George Verstraete.
10.68(a)(30)	Amendment No. 1 to 10% Convertible Note
10.68(b)(31)	Amendment No. 2 to 10% Convertible Note
10.68(c)*	Amendment No. 3 to 10% Convertible Note
10.68(d)*	Amendment No. 4 to 10% Convertible Note
10.69 (34)	Original Issue Discount Note issued to Darlene Soave Revocable Trust
10.70 (34)	Original Issue Discount Note issued to David Zolty Investment ULC
10.71 (34)	Original Issue Discount Note issued to Solomon Zolty Investment ULC
10.72 (34)	Original Issue Discount Note issued to Phyllis Friedman Investment ULC
10.73 (34)	Original Issue Discount Note issued to Honey Kamenetsky Investment ULC
10.74 (34)	Original Issue Discount Note issued to Helen Samuels Investment ULC
10.75 (32)	Amendment No. 2 to Veto Cell Production and Clinical Trial Program Agreement, dated as of August 7, 2019, between Cell Source Limited and the University of Texas M.D. Cancer Center
10.76 (32)	Amendment No. 3 to Veto Cell Production and Clinical Trial Program Agreement, dated as of May 1, 2023, between Cell Source Limited and the University of Texas M.D. Cancer Center
10.77 (33)	Common Stock Purchase Agreement, dated as of August 20, 2024, between Cell Source, Inc. and the investors identified therein
10.78*	Business Loan Agreement dated as of December 6, 2024 between Cell Source, Inc. and TVT Capital Source LLC.
10.79*	Promissory Note dated December 30, 2024 issued by Cell Source, Inc. to 1800 Diagonal Lending LLC
10.80*	Note Purchase Agreement dated as of June 24, 2025 between the Company and Quick Capital, LLC.
10.81*	Secured Convertible Note dated as of June 24, 2025 issued by Cell Source, Inc. to Quick Capital, LLC
10.82*	Security Agreement dated as of June 24, 2025 between the Company and Quick Capital, LLC.
10.83*	Original Issue Discount Note dated July 7, 2025 issued to Darlene Soave Revocable Trust.
10.84*	Original Issue Discount Note dated July 7, 2025 issued to David Zolty Investment ULC.
10.85*	Original Issue Discount Note dated July 7, 2025 issued to Solomon Zolty Investment ULC.
10.86*	Original Issue Discount Note dated July 7, 2025 issued to Phyllis Friedman Investment ULC.
10.87*	Original Issue Discount Note dated July 7, 2025 issued to Honey Kamenetsky Investment ULC.
10.88*	Original Issue Discount Note dated July 7, 2025 issued to Helen Samuels Investment ULC.
10.90*	Form of Warrant issued to purchasers of Original Issue Discount Notes.
10.91*	Form of Securities Purchase Agreement between the Company and purchasers of 20% Original Issue Discount Convertible Notes.
10.92*	Form of 20% Original Issue Discount Convertible Note.
10.93*	Form of Warrant issued to purchasers of 20% Original Issue Discount Convertible Notes.
10.94*	Registration Rights Agreement between the Company and purchasers of 20% Original Issue Discount Convertible Notes.
10.95*	Business Loan Agreement dated as of March 12, 2026 between Cell Source, Inc. and Cash Village Holdings LLC.
21(14)	Subsidiaries
31.1*	Certification of principal executive and principal financial officer pursuant to Section 302 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of principal executive and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2014.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 6, 2012.
(3)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 26, 2014.
(4)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 6, 2014.
(5)	Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 19, 2014.
(6)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 8, 2014.
(7)	Incorporated by reference to the Company’s Registration Statement Form S-1/A filed with the Securities and Exchange Commission on September 23, 2014.
(8)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 30, 2014.
(9)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 2, 2014.
(10)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 1, 2015.
(11)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 3, 2015.
(12)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 10, 2015.
(13)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 28, 2015.
(14)	Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 13, 2015.
(15)	Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 14, 2016.
(16)	Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 13, 2016.
(17)	Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 15, 2016.
(18)	Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on July 25, 2018.
(19)	Incorporated by reference to the Company’s Form 10-K/A filed with the Securities and Exchange Commission on June 19, 2019.
(20)	Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 20, 2019.
(21)	Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 14, 2019.
(22)	Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 30, 2020.
(23)	Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 15, 2020.
(24)	Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020.
(25)	Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 13, 2020.
(26)	Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 15, 2021.
(27)	Incorporated by reference to the Company’s Form 10-Q filed by the Company with the Securities and Exchange Commission on August 12, 2021.
(28)	Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 15, 2021.
(29)	Incorporated by reference to the Company’s Form 10-K filed by the Company with the Securities and Exchange Commission on April 15, 2022.
(30)	Incorporated by reference to the Company’s Form 10-K filed by the Company with the Securities and Exchange Commission on August 8, 2023.
(31)	Incorporated by reference to the Company’s Form 10-Q filed by the Company with the Securities and Exchange Commission on November 9, 2021.
(32)	Incorporated by reference to the Company’s Form 10-Q filed by the Company with the Securities and Exchange Commission on August 19, 2024.
(33)	Incorporated by reference to the Company’s Form 10-Q filed by the Company with the Securities and Exchange Commission on November 14, 2024.
(34)	Incorporated by reference to the Company’s Form 10-K filed by the Company with the Securities and Exchange Commission on June 24, 2024.
*	Filed Herewith
**	Certain information has been excluded from this exhibit because (i) it is not material and (ii) would be competitively harmful if publicly disclosed.

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CELL SOURCE, INC.

Dated: April 6, 2026	By:	/s/ Itamar Shimrat
	Name:	Itamar Shimrat
	Title:	Chief Executive Officer and
Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/s/ Dennis Brown	Chairman	April 6, 2026
Dennis Brown

By:	/s/ Itamar Shimrat	Chief Executive Officer and Chief Financial Officer	April 6, 2026
	Itamar Shimrat	(Principal Executive, Financial and Accounting Officer)

By:	/s/ Darlene Soave	Director	April 6, 2026
Darlene Soave

By:	/s/ George Verstraete	Director	April 6, 2026
George Verstraete

CELL SOURCE, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Cell Source, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Cell Source, Inc. and Subsidiary (the “Company”) as of December 31, 2024, the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

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

Valuation of Common Stock Price

As discussed in Note 3 to the consolidated financial statements, the Company obtained third-party valuations of its common stock price as of December 31, 2024 and July 1, 2024, which was used in management’s estimation of accounts requiring fair value measurement during the year ended December 31, 2024. The estimates used by management are considered highly complex and subjective. The independent valuations utilized the market approach, specifically the Backsolve method. The Backsolve method utilizes the economics from a direct transaction in the Company’s securities in determining fair value. The Backsolve method utilizes the Black-Scholes option pricing method (“OPM”) which allocated a probability-weighted present value to the Company’s convertible securities with the following steps being applied:

a)	Establishment of total enterprise or equity value;
b)	Analysis of equity rights for each class of security;
c)	Selection of appropriate model for valuation purposes;
d)	Determination of key valuation inputs; and
e)	Computation of the fair value of the subject security.

Under the OPM, it was determined the Company’s common stock fair value was $0.19 and $0.28 per share as of December 31, 2024 and July 1, 2024, respectively, which included a discount for lack of marketability of 25%. Furthermore, the independent valuations determined the Company’s expected volatility was 70% and 75% as of December 31, 2024 and July 1, 2024, respectively, by evaluating historical and implied volatilities of guideline companies.

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

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2014 (such date takes into account the acquisition of the attest business of Marcum llp by CBIZ CPAs P.C. effective November 1, 2024).

New York, NY
April 6, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Cell Source, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Cell Source, Inc. (the “Company”) as of December 31, 2023, the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor from 2014 through 2025.

New York, NY
June 24, 2024

CELL SOURCE, INC.

 CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023

Assets
Current Assets:
Cash	$74,631	$22,203
Prepaid expenses	160,750	160,750
Subscription receivable	50,000	-
Other current assets	1,119	12,218
Total Assets	$286,500	$195,171

Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accounts payable	$1,888,729	$1,467,052
Accrued expenses	1,115,501	1,225,195
Accrued expenses - related party	202,500	144,500
Accrued interest	1,060,408	939,549
Accrued interest - related parties	2,123,531	1,480,117
Accrued compensation	1,067,777	960,554
Notes payable, net of debt discount of $1,479 and $776 as of December 31, 2024 and 2023, respectively	1,175,864	710,317
Notes payable - related parties	443,750	150,000
Convertible notes payable, net of debt discount of $8,500 and $16,179 as of December 31, 2024 and 2023, respectively	986,500	1,078,821
Convertible notes payable - related parties	7,461,708	7,315,036
Derivative liabilities	479,844	33,000
Derivative liabilities - related party	101,659	-
Financing liability	314,985	42,033
Advances payable	194,375	135,000
Advances payable - related party	200,000	100,000
Accrued dividend payable	7,205	25,540
Total Liabilities	18,824,336	15,806,714

Commitments and contingencies (Note 11)

Stockholders’ Deficiency:
Convertible Preferred Stock, $0.001 par value, 10,000,000 shares authorized;
Series A Convertible Preferred Stock, 1,350,000 shares designated, 1,342,195 shares issued and outstanding as of December 31, 2024 and 2023; liquidation preference of $10,066,463 as of December 31, 2024 and 2023	1,342	1,342
Series B Convertible Preferred Stock, 2,000,000 shares designated, 266,794 and 106,668 shares issued and outstanding as of December 31, 2024 and 2023, respectively; liquidation preference of $2,008,108 and $806,805 as of December 31, 2024 and 2023, respectively	267	107
Series C Convertible Preferred Stock, 1,000,000 shares designated, 537,482 shares issued and outstanding as of December 31, 2024 and 2023; liquidation preference of $4,031,115 and $4,049,861 as of December 31, 2024 and 2023, respectively	537	537
Common Stock, $0.001 par value, 200,000,000 shares authorized; 45,038,244 and 39,830,802 shares issued and outstanding as of December 31, 2024 and 2023, respectively	45,038	39,831
Additional paid-in capital	27,595,010	26,014,028
Accumulated deficit	(46,180,030)	(41,667,388)
Total Stockholders’ Deficiency	(18,537,836)	(15,611,543)
Total Liabilities and Stockholders’ Deficiency	$286,500	$195,171

The accompanying notes are an integral part of these consolidated financial statements.

CELL SOURCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2024	2023

Operating Expenses:
Research and development	$1,840,081	$1,519,995
Research and development - related party	58,000	58,000
Loss on legal settlement	-	142,600
General and administrative	1,942,163	2,604,751
Total Operating Expenses	3,840,244	4,325,346
Loss From Operations	(3,840,244)	(4,325,346)

Other (Expense) Income:
Interest expense	(126,476)	(135,246)
Interest expense - related parties	(651,910)	(532,871)
Interest expense - amortization of debt discount	(156,221)	(126,364)
Interest expense - amortization of debt discount - related parties	(153,693)	(254,205)
Change in fair value of derivative liabilities	353,174	10,900
Change in fair value of derivative liabilities - related party	44,835	-
Gain on extinguishment of note payable	17,893	41,920
Total Other Expense	(672,398)	(995,866)
Net Loss	(4,512,642)	(5,321,212)
Dividend attributable to Series A, B, and C preferred stockholders	(1,375,188)	(1,228,685)
Net Loss Applicable to Common Stockholders	$(5,887,830)	$(6,549,897)

Net Loss Per Common Share - Basic and Diluted	$(0.14)	$(0.17)

Weighted Average Common Shares Outstanding - Basic and Diluted	41,870,597	37,786,410

The accompanying notes are an integral part of these consolidated financial statements.

CELL SOURCE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Convertible Preferred		Convertible Preferred		Convertible Preferred				Additional		Total
	Stock - Series A		Stock - Series B		Stock - Series C		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance, January 1, 2023	1,342,195	$1,342	-	$-	502,776	$503	36,081,758	$36,082	$23,674,354	$(36,346,176)	$(12,633,895)

Issuance of Series B Convertible Preferred Stock and warrants for cash, net	-	-	106,668	107	-	-	-	-	799,811	-	799,918

Conversion of convertible notes payable and accrued interest into Series C Convertible Preferred Stock and common stock	-	-	-	-	110,001	110	58,780	59	866,551	-	866,720

Series A and C Convertible Preferred Stock dividends:
Accrual of earned dividends	-	-	-	-	-	-	-	-	(1,228,685)	-	(1,228,685)
Payment of dividends in kind	-	-	-	-	-	-	1,611,304	1,611	1,206,751	-	1,208,362

Issuance of warrants in connection with issuance of convertible notes payable	-	-	-	-	-	-	-	-	141,672	-	141,672

Issuance of warrants in connection with issuance of notes payable	-	-	-	-	-	-	-	-	1,337	-	1,337

Issuance of common stock in connection with extinguishment of note payable	-	-	-	-	-	-	176,000	176	57,904	-	58,080

Conversion of Series C Convertible Preferred Stock into common stock	-	-	-	-	(75,295)	(76)	752,960	753	(677)	-	-

Warrants issued in satisfaction of accrued interest	-	-	-	-	-	-	-	-	40,167	-	40,167

Issuance of warrants in connection with modification of convertible note payable	-	-	-	-	-	-	-	-	3,529	-	3,529

Stock-based compensation:
Warrants	-	-	-	-	-	-	-	-	71,464	-	71,464
Common stock	-	-	-	-	-	-	1,150,000	1,150	379,850	-	381,000

Net loss	-	-	-	-	-	-	-	-	-	(5,321,212)	(5,321,212)

Balance, December 31, 2023	1,342,195	$1,342	106,668	$107	537,482	$537	39,830,802	$39,831	$26,014,028	$(41,667,388)	$(15,611,543)

Issuance of Series B Convertible Preferred Stock for cash, net	-	-	160,126	160	-	-	-	-	914,240	-	914,400

Conversion of convertible notes payable and accrued interest into Series C Convertible Preferred Stock and common stock	-	-	-	-	13,333	13	6,546	6	104,891	-	104,910

Series A and C Convertible Preferred Stock dividends:
Accrual of earned dividends	-	-	-	-	-	-	-	-	(1,375,188)	-	(1,375,188)
Payment of dividends in kind	-	-	-	-	-	-	1,858,205	1,858	1,391,665	-	1,393,523

Conversion of Series C Convertible Preferred Stock into common stock	-	-	-	-	(13,333)	(13)	133,333	133	(120)	-	-

Common stock issued for cash	-	-	-	-	-	-	2,009,358	2,010	197,415	-	199,425

Common stock issued in satisfaction of accrued compensation	-	-	-	-	-	-	180,000	180	44,820	-	45,000

Common stock issued in satisfaction of convertible note payable interest	-	-	-	-	-	-	20,000	20	5,180	-	5,200

Stock-based compensation:
Warrants	-	-	-	-	-	-	-	-	37,979	-	37,979
Common stock	-	-	-	-	-	-	1,000,000	1,000	259,000	-	260,000

Warrant modification expense	-	-	-	-	-	-	-	-	1,100	-	1,100

Net loss	-	-	-	-	-	-	-	-	-	(4,512,642)	(4,512,642)

Balance, December 31, 2024	1,342,195	$1,342	266,794	$267	537,482	$537	45,038,244	$45,038	$27,595,010	$(46,180,030)	$(18,537,836)

The accompanying notes are an integral part of these consolidated financial statements.

CELL SOURCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Years Ended
	December 31,
	2024	2023

Cash Flows From Operating Activities:
Net loss	$(4,512,642)	$(5,321,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment of note payable	(17,893)	(41,920)
Loss on legal settlement	-	126,400
Interest expense - amortization of debt discount	156,221	126,364
Interest expense - amortization of debt discount - related parties	153,693	254,205
Change in fair value of derivative liabilities	(353,174)	(10,900)
Change in fair value of derivative liabilities - related party	(44,835)	-
Non-cash interest expense - warrants	(135,924)	(144,661)
Warrant modification expense	1,100	-
Stock-based compensation:
Common stock	254,214	375,791
Warrants	34,210	69,555
Changes in operating assets and liabilities:
Prepaid expenses	321,500	324,925
Other current assets	11,099	10,787
Accounts payable	421,677	786,727
Accrued expenses	(109,694)	152,357
Accrued expenses - related party	58,000	58,000
Accrued interest	181,956	227,044
Accrued interest - related parties	729,352	585,873
Accrued compensation	166,978	72,774
Net Cash Used In Operating Activities	(2,684,162)	(2,347,891)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock and warrants	640,626	-
Proceeds from issuance of Series B Convertible Preferred Stock and warrants	1,151,000	799,918
Proceeds from issuance of convertible notes payable	-	919,960
Proceeds from issuance of convertible notes payable - related party	146,672	677,018
Proceeds from issuance of notes payable	449,965	30,000
Proceeds from issuance of notes payable - related party	250,000	-
Proceeds from advances payable	59,375	-
Proceeds from advances payable - related party	100,000	-
Repayment of notes payable	(6,250)	-
Repayment of notes payable - related party	(6,250)	-
Repayment of financing liability	(48,548)	(279,467)
Net Cash Provided By Financing Activities	2,736,590	2,147,429

Net Increase (Decrease) In Cash	52,428	(200,462)

Cash - Beginning of Period	22,203	222,665
Cash - End of Period	$74,631	$22,203

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$949

Non-cash investing and financing activities:
Common stock issued in satisfaction of accrued compensation	$45,000	$-
Common stock issued in connection with payment of Series A, B, and C Convertible Preferred Stock dividends in-kind	$1,393,523	$1,208,362
Financing of Director and Officer insurance	$321,500	$321,500
Conversion of Series C Convertible Preferred Stock into common stock	$133	$753
Conversion of accrued expenses into note principal	$-	$413,018
Accrual of warrant obligations in connection with issuance of notes payable	$-	$40,167
Warrants issued in satisfaction of accrued warrant obligation	$-	$(40,167)
Issuance of warrants in connection with the issuance of notes payable	$200,403	$143,009
Issuance of warrants in connection with the exchange of notes payable	$12,107	$-
Accrual of earned preferred stock dividends	$(1,375,188)	$(1,228,685)
Conversion of convertible notes payable and accrued interest into Series C Preferred Stock and common stock	$104,910	$866,720
Issuance of warrants in connection with issuance of Series B Preferred Stock	$181,600	$-
Bifurcation of embedded derivative liabilities in connection with issuance of Series B Preferred Stock	$105,000	$-
Bifurcation of embedded derivative liabilities in connection with issuance of Series C Preferred Stock	$1,700	$-
Bifurcation of embedded derivative liabilities in connection with issuance of Note payable	$-	$12,500
Extinguishment of note payable for common stock	$-	$58,080

Subscription receivable related to sale of Series B Convertible Preferred Stock	$50,000	$-

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

Risks and Uncertainties

On February 24, 2022, Russian military forces invaded Ukraine, and the length, impact, and outcome of the ongoing war in Ukraine is highly unpredictable. On October 7, 2023, Hamas terrorists infiltrated Israel’s border with the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas has also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks have resulted in extensive deaths, injuries and kidnapping. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. Although there is currently a cease fire in the Israel-Hamas conflict, no assurance can be given that the cease fire will continue. On February 28, 2026, United States and Israeli forces conducted a series of attacks in Iran, and Iran responded by launching retaliatory attacks on Israel and United States military bases in the Middle East. The intensity and duration of the United States/Israel war against Iran is difficult to predict. As a result of the Russia-Ukraine, Israel-Hamas and United States/Israel-Iran wars and other geopolitical and macroeconomic events, the global credit and financial markets have experienced volatility and disruptions.

As of December 31, 2024 and through the date of this filing, the Company considered the impact of these wars and other geopolitical and macroeconomic events on its business and operational assumptions and estimates and determined there were no material adverse impacts on the Company’s consolidated results of operations and financial position.

Note 2 – Going Concern and Management’s Plans

During the years ended December 31, 2024 and 2023, the Company did not generate any revenues, had recurring net losses of $4,512,642 and $5,321,212, respectively, and used cash in operations of $2,684,162 and $2,347,891, respectively. As of December 31, 2024, the Company had a working capital deficiency of $18,537,836 and an accumulated deficit of $46,180,030. As of December 31, 2024 and through the date of this filing, notes payable with principal amounts totaling $2,588,593 and $11,015,939, respectively, were past due. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date these financial statements are issued.

The Company is currently funding its operations on a month-to-month basis. While there can be no assurance that it will be successful, the Company is in active negotiations to raise additional capital. The Company’s primary sources of operating funds since inception have been equity and debt financings. Management’s plans include continued efforts to raise additional capital through debt and equity financings. There is no assurance that these funds will be sufficient to enable the Company to fully complete its development activities or attain profitable operations. If the Company is unable to obtain such additional financing on a timely basis or, notwithstanding any request the Company may make, if the Company’s debt holders do not agree to convert their notes into equity or extend the maturity dates of their notes, the Company may have to curtail its development, marketing and promotional activities, which would have a material adverse effect on the Company’s business, financial condition and results of operations, and ultimately the Company could be forced to discontinue its operations and liquidate. Subsequent to December 31, 2024 and as more fully described in Note 14, Subsequent Events, the Company received aggregate proceeds of $3,171,751 from the issuance of notes payable, $310,000 from the issuance of Series B Convertible Preferred Stock and $250,000 from the issuance of Common Stock.

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

CELL SOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Summary of Significant Accounting Policies

Principles of Consolidation

The Company’s financial statements are consolidated and include the accounts of CSI and CSL. All significant intercompany transactions have been eliminated in the consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and the amounts disclosed in the related notes to the financial statements. Management bases its estimates and judgements on historical experience and on various other assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities reported in the Company’s balance sheets and the amounts of expenses reported for each of the periods presented are affected by estimates and assumptions, which are used for, but not limited to, fair value of the Company’s common stock price using the Backsolve method, stock-based compensation including the valuation of stock options and warrants, the valuation of derivative liabilities, and the valuation of deferred tax assets and related valuation allowances. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates. Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the consolidated financial statements in the period that they are determined to be necessary. See the Valuation of Common Stock Price section of this note for additional detail of the use of estimates in estimating the fair value of the Company’s common stock.

Cash and Cash Equivalents

The Company considers all highly-liquid instruments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2024 and 2023, the Company did not have any cash equivalents. The Company maintains cash in bank accounts, which, at times, may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company has not experienced any losses in such accounts, periodically evaluates the creditworthiness of the financial institutions and has determined the credit exposure to be negligible. The Company’s foreign bank accounts are not subject to FDIC insurance.

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

CELL SOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Preferred Stock

The Company applies ASC 480 “Distinguishing Liabilities from Equity”, when determining the classification and measurement of its preferred stock. Preferred shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable preferred shares (including preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, preferred shares are classified as stockholders’ equity.

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

The Company’s policy is to classify assessments, if any, for tax-related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of operations. Tax related interest and penalties of $0 were charged to the consolidated statements of operations during the years ended December 31, 2024 and 2023, respectively.

CELL SOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research and Development

Research and development expenses are recognized to operations as they are incurred and consist of fees paid to academic institutions (for sponsored research), consultants, hospitals for clinical trials and related clinical manufacturing costs, as well as license fees to the owners of the licensed intellectual property and milestone payments based on the number of patients treated in clinical trials. The Company records prepaid expenses on its consolidated balance sheets for the payment of research and development expenses in advance of services being provided. As of December 31, 2024 and 2023, the Company did not have any research and development expenses that were prepaid or capitalized.

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

Because the Company’s common stock historically was not actively traded on a public market, the fair value of the Company’s restricted equity instruments is estimated by management based on observations of the sales prices of both restricted and freely tradable common stock, or instruments convertible into common stock. The Company obtained a third-party valuation of its common stock as of December 31, 2024, July 1, 2024 and December 31, 2023, which was considered in management’s estimation of fair value during the years ended December 31, 2024 and 2023. The third-party valuation was performed in accordance with regulation of Section 409A of the Internal Revenue Code (“IRC”) as well as FASB ASC Topic 718. The estimates used by management are considered highly complex and subjective. The Company anticipates that once its shares become more actively traded, the use of such estimates will no longer be necessary to determine the fair value of its common stock.

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

Under the OPM, it was determined the Company’s common stock had a fair value of $0.19, $0.28 and $0.26 per share as of December 31, 2024, July 1, 2024 and December 31, 2023, respectively, which included a discount for lack of marketability of 25%. Furthermore, the independent appraisal determined the Company’s expected volatility was 70%, 75% and 65% as of December 31, 2024, July 1, 2024 and December 31, 2023, respectively, by evaluating historical and implied volatilities of guideline companies.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States Dollar. The functional currency of the Company’s operating subsidiary is their local currency (The New Israeli Shekel). Assets and liabilities are translated based on the exchange rates at the balance sheet date, while revenue and expense accounts are translated at the actual exchange rates in the effect of the date of the transaction during the year. Equity accounts are translated at historical exchange rates. The resulting translation gain and loss adjustments are accumulated as a component of other comprehensive income (loss). The translation gains and losses for the years ended December 31, 2024 and 2023 and the cumulative translation gains and losses related to translation of the Company’s one foreign subsidiary are immaterial and therefore, the Company has not presented other comprehensive income (loss) or accumulated other comprehensive income (loss) in its consolidated financial statements as of or for any period. Foreign currency gains and losses resulting from transactions denominated in foreign currencies, including intercompany transactions, are included in results of operations.

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

CELL SOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The common stock equivalents associated with the following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	December 31,
	2024	2023

Options	6,932,004	6,932,004
Warrants	20,769,303	15,438,607
Convertible notes [1]	15,246,652	13,331,062
Convertible preferred stock	21,464,713	19,863,450
Total	64,412,672	55,565,123

[1]

Convertible notes are assumed to be converted at the rate of $0.75 per common share, which is the conversion price as of December 31, 2024 and 2023. However, as further described in Note 8, Notes Payable, such conversion rates are subject to adjustment under certain circumstances, such as stock splits and stock dividends, which may result in the issuance of common shares greater than the amount indicated.

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) and its components in its consolidated financial statements, unless such transactions for a given year and on a cumulative basis are immaterial. Comprehensive income (loss) consists of net loss and foreign currency translation adjustments affecting stockholders’ deficiency that, under U.S. GAAP, are excluded from net loss. The differences between net loss as reported and comprehensive income (loss) are immaterial, therefore the Company has not presented comprehensive income (loss) or cumulative other comprehensive income (loss) as of or for any period. As of December 31, 2024, the exchange rate between the New Israeli Shekel and the U.S. Dollar was 1 to 3.65 and the weighted average exchange rate for the year then ended was 1 to 3.63. As of December 31, 2023, the exchange rate between the New Israeli Shekel and the U.S. Dollar was 1 to 2.77 and the weighted average exchange rate for the year then ended was 1 to 2.71.

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

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but through the date these consolidated financial statements are issued. Based upon that evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements except as disclosed in Note 14, Subsequent Events.

CELL SOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Standards

In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative,” to amend certain disclosure and presentation requirements for a variety of topics within the ASC. These amendments align the requirements in the ASC to the removal of certain disclosure requirements set out in Regulation S-X and Regulation S-K, announced by the SEC. The effective date for each amended topic in the ASC is either the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or on June 30, 2027, if the SEC has not removed the requirements by that date. Early adoption is prohibited. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segments Disclosures (Topic 280), which updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on both an annual and interim basis. The guidance becomes effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this guidance for the year ended December 31, 2024 on a retrospective basis and included enhanced disclosures in Note 13, Segment Reporting.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This update also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company is currently evaluating the effect of adopting this ASU, which it expects to adopt during fiscal 2025.

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The standard is intended to require more detailed disclosures about specified categories of expenses (including employee compensation, depreciation, and amortization) included in certain expense captions presented on the face of the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. This ASU is applicable to entities with a single operating segment. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income (Subtopic 220-40): Clarifying the Effective Date of Disaggregation of Income Statement Expenses. This update clarifies the effective date of ASU 2024-03, which enhances the disaggregation of certain income statement expenses. The clarified guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Accounting for Acquired Financial Interests in Variable Interest Entities. This update clarifies how to determine the accounting acquirer when an entity obtains a controlling financial interest in a variable interest entity (VIE) through contractual arrangements or the acquisition of a majority of the VIE’s equity interests. The guidance emphasizes that the acquisition should be evaluated under the business combination model in Topic 805 rather than as a consolidation event under Topic 810. The amendments are effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years, with early adoption permitted. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2025, the FASB issued ASU 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Scope Application of Profits Interest and Similar Awards and Accounting for Certain Share-Based Payment Awards Issued to a Customer. This update clarifies how to determine whether a profits interest or similar award should be accounted for under Topic 718 and provides guidance on accounting for share-based payment awards granted to customers in conjunction with revenue arrangements. The ASU removes the option to elect a policy to account for forfeitures as they occur, instead requiring entities to estimate forfeitures. The amendments are effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years, with early adoption permitted. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements.” This ASU clarifies and reorganizes interim reporting disclosure requirements by introducing a disclosure principle that requires entities to disclose significant events and changes in circumstances that occur during interim periods. The amendments are intended to improve the consistency, usefulness, and understandability of interim financial reporting by focusing disclosures on matters that are material to an understanding of the entity’s financial position, cash flows, and results of operations. The amendments in this ASU are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that adoption of this ASU will have on its consolidated financial statements and related disclosures.

No other accounting pronouncements have been issued through the date of filing that are expected to have a material impact on the Company’s consolidated financial statements.

CELL SOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Fair Value

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all of the Company’s instruments recorded at fair value, which were all Level 3 liabilities measured at fair value on a recurring basis using unobservable inputs during the years ended December 31, 2024 and 2023:

	Accrued	Accrued	Derivative
	Interest	Compensation	Liability	Total

Balance - January 1, 2023	$504,700	$59,220	$-	$563,920
Accrual of warrant obligation	40,167	-	-	40,167
Issuance of warrants	(40,167)	-	-	(40,167)
Accrual of common stock obligation	-	37,959	-	37,959
Issuance of warrants and conversion option	-	-	43,900	43,900
Change in fair value	(148,190)	(77)	(10,900)	(159,167)
Balance - December 31, 2023	$356,510	$97,102	$33,000	$486,612
Accrual of warrant obligation	6,666	-	-	6,666
Common stock issued in satisfaction of accrued compensation	-	(45,000)	-	(45,000)
Reclassification of warrant obligation to derivative liabilities	(6,666)	-	6,666	-
Issuance of warrants	-	-	-	-
Issuance of warrants and conversion option	-	-	939,846	939,846
Change in fair value	(140,425)	(14,754)	(398,009)	(553,188)
Balance - December 31, 2024	$216,085	$37,348	$581,503	$834,936

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

In applying the Black-Scholes option pricing model utilized in the valuation of Level 3 liabilities, the Company used the following approximate assumptions:

	For the Years Ended
	December 31,
	2024	2023

Risk-free interest rate	3.58% - 5.33%	3.60% - 4.70%
Expected term (years)	0.82 - 10.00	4.00 - 5.00
Expected volatility	65%- 75%	65%- 80%
Expected dividends	0.00%	0.00%

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

As of December 31, 2024 and 2023, the Company had an obligation to issue 183,095 and 363,095 shares of common stock, respectively, to certain service providers and as a legal settlement to a certain holder of the Company’s common stock that had a fair value of $34,788 and $90,774, respectively, which was a component of accrued compensation on the consolidated balance sheets. The fair value of the common stock underlying this obligation has a per share value of $0.19 and $0.26 as of December 31, 2024 and 2023, respectively.  Furthermore, as of December 31, 2024 and 2023, the Company has an obligation to issue warrants to purchase 42,930 shares of the Company’s common stock to service providers that had a fair value of $2,560 and $6,328, respectively.

See Note 10, Stockholders’ Deficiency – Common Stock and Stock Warrants and Note 14, Subsequent Events – Common Stock for additional details associated with the issuance of common stock and warrants.

CELL SOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2024	2023

Accrued other professional fees	$709,236	$564,818
Accrued legal fees	134,646	400,670
Accrued research and development	216,545	200,000
Other accrued expenses	38,977	43,610
Accrued director compensation	9,750	9,750
Accrued third-party payments	6,347	6,347
Total accrued expenses	$1,115,501	$1,225,195

See Note 11, Commitments and Contingencies for details on accrued expenses - related parties.

Note 6 – Accrued Compensation

Accrued compensation consisted of the following:

	December 31,
	2024	2023

Pension insurance	$310,157	$282,330
Severance	199,640	182,140
Withholding tax	199,444	132,615
Accrued payroll	169,936	128,165
Vacation	95,002	86,216
Stock-based compensation - common stock	34,788	90,774
Social security	56,250	51,986
Stock-based compensation - warrants	2,560	6,328
Total accrued compensation	$1,067,777	$960,554

Note 7 – Advances Payable

Advances payable and advances payable – related party represent cash received from lenders for working capital purposes. See Note 12, Related Party Transactions.

During year ended December 31, 2024, the Company received aggregate proceeds of $159,375 which were included in advances payable and advances payable – related party on the consolidated balance sheet.

During the years ended December 31, 2024 and 2023, the Company did not repay any cash advances.

CELL SOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Notes Payable

The Company has a variety of outstanding debt instruments consisting of a) notes payable, b) notes payable to related parties, c) convertible notes payable, and d) convertible notes payable to related parties. The notes within each of those groups are described in the sections below.

As of December 31, 2024 and through the date of this filing, notes payable with principal amounts totaling $2,588,593 and $11,015,939, respectively, were past due. Such notes continue to accrue interest and all relevant penalties have been accrued as of December 31, 2024. The Company is in negotiations with all holders of notes payable to extend the maturity dates of such notes or to convert the principal and accrued interest into equity. As of December 31, 2024, the Company had an accrued interest balance of $410,605 related to notes and convertible notes payable that were past due.

During the years ended December 31, 2024 and 2023, the Company recorded interest expense of $778,386 and $668,117, respectively, and amortization of debt discount of $309,914 and $380,569 respectively. As of December 31, 2024 and 2023, the Company had $3,183,939 and $2,419,666, respectively, of accrued interest (including interest in the form of warrants see Note 4, Fair Value) and penalties related to notes payable, which is included with accrued interest and accrued interest – related parties on the consolidated balance sheets.

a) Notes payable consist of the following:

				December 31,
	Issuance Date	Interest Rate	Maturity Date	2024	2023
	March 26, 2015	12%	Past Due	$150,000	$150,000
	May 15, 2015	0%	Past Due	250,000	250,000
	May 10, 2016	6%	Past Due	53,000	53,000
	July 20, 2016 - October 13, 2016	10%	Past Due	60,000	60,000
	June 16, 2022	10%	Past Due	168,093	168,093
i)	December 18, 2023	0%	Past Due	-	30,000
ii)	May 22, 2024	10%	Past Due	293,750	-
iii)	December 6, 2024	243%	2/4/2025	202,500	-
	Total principal outstanding			$1,177,343	$711,093
	Less: unamortized debt discount			(1,479)	(776)
	Notes payable, net			$1,175,864	$710,317

Details regarding certain of these notes are as follows (which numbering corresponds to the above table):

i)

On December 18, 2023, the Company issued a note payable in the principal amount of $30,000 which has a maturity date of January 18, 2024. The note accrues no interest and shall be payable, at the Company’s election, in cash at any time prior to maturity. In connection with the issuance, the Company issued a five-year warrant to purchase 10,000 shares of common stock at an exercise price of $0.75 per share. The warrant had an issuance date relative fair value of $1,337 which was recorded as a debt discount and is being amortized over the term of the note. As of the date of filing, this note is past due.

On July 15, 2024, the Company entered into an exchange agreement with the note holder of the $30,000 note, whereby the parties agreed to exchange the note payable with a principal amount of $30,000 for a warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.75 per share. The exchange resulted in a gain on extinguishment of notes payable of $17,893 during the year ended December 31, 2024. The warrant had an issuance date fair value of $12,107 and was recorded as a derivative liability under the Company’s sequencing policy on the consolidated balance sheet as of December 31, 2024.

CELL SOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ii)

On May 22, 2024, the Company received proceeds of $250,000 from investors and issued notes payable in the aggregate principal amount of $300,000 with a maturity date of November 22, 2024. The notes bear interest at 10% per annum and have an aggregate original issue discount of $50,000 which was recorded as a debt discount and will be amortized over the term of the note. In connection with the issuances, the Company issued ten-year immediately vested warrants to purchase an aggregate of 625,000 shares of common stock at an exercise price of $0.75 per share. The warrants had an issuance date fair value of $96,710 which was included within derivative liabilities, recorded as a debt discount and will be amortized over the term of the notes. During the year ended December 31, 2024, the Company repaid $6,250 of the outstanding principal balance, such that $293,750 was outstanding as of December 31, 2024.

iii)	On December 6, 2024, the Company issued a note payable in the principal amount of $202,500 which has a maturity date of February 4, 2025. The note bears interest at 243% per annum and has an original issue discount of $2,535 which was recorded as a debt discount and will be amortized over the term of the note.

b) Notes payable due to related parties consist of the following:

		Stated Interest	Maturity Date as of	December 31,
	Issuance Date	Rate	December 31, 2024	2024	2023
	November 26, 2014	6%	Past Due	$50,000	$50,000
	July 20, 2015	0%	Past Due	100,000	100,000
i)	May 22, 2024	10%	Past Due	293,750	-
	Total principal outstanding			$443,750	$150,000
	Notes payable - related parties, net			$443,750	$150,000

Details regarding certain of these notes are as follows (which numbering corresponds to the above table):

i)	On May 22, 2024, the Company received proceeds of $250,000 from an investor and issued a note payable in the principal amount of $300,000 with a maturity date of November 22, 2024. The note bears interest at 10% per annum and has an original issue discount of $50,000 which was recorded as a debt discount and will be amortized over the term of the note. In connection with the issuance, the Company issued ten-year immediately vested warrants to purchase 625,000 shares of common stock at an exercise price of $0.75 per share. The warrants had an issuance date fair value of $96,710 which was included within derivative liabilities - related parties, recorded as a debt discount and will be amortized over the term of the note. During the year ended December 31, 2024, the Company repaid $6,250 of the outstanding principal balance, such that $293,750 was outstanding as of December 31, 2024.

c) Convertible notes payable consists of the following:

		Stated	Maturity Date as of	Conversion		December 31,
	Issuance Date	Interest Rate	December 31, 2024	Price	Convertible Into	2024	2023
	July 24, 2015	10%	Past Due	$0.75	Common Stock	$20,000	$20,000
	October 7, 2015	0%	Past Due	$0.75	Common Stock	265,000	265,000
	May 18, 2017	0%	Past Due	$7.50	Series A Convertible Preferred Stock	135,000	135,000
i)	August 5, 2022 - December 29, 2022	8%	Past Due	$0.75 - $7.50	Common Stock & Series B Convertible Preferred Stock	100,000	100,000
ii)	May 8, 2023 - June 27, 2023	8-10%	Past Due	$0.75	Common Stock	400,000	400,000
ii)	July 31, 2023 - August 22, 2023	8%	Past Due	$0.75 - $7.50	Common Stock & Series C Convertible Preferred Stock	25,000	125,000
iii)	December 29, 2023	9%	12/29/2026	$0.75	Common Stock	50,000	50,000
	Total principal outstanding					$995,000	$1,095,000
	Less: unamortized debt discount					(8,500)	(16,179)
	Convertible notes payable, net					$986,500	$1,078,821

CELL SOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Details regarding certain of these notes are as follows (which numbering corresponds to the above table):

i)

On November 29, 2023, the Company and a certain investor agreed to extend the maturity date of a certain convertible note payable in the principal amount of $100,000 from December 31, 2022 to July 1, 2024. In addition, the note provides repayment terms as follows: $10,000 per month from January 1, 2024 through March 1, 2024 and $20,000 per month from April 1, 2024 through June 1, 2024. A final payment of $10,000 and all accrued and unpaid interest is due on July 1, 2024. As of December 31, 2024 these payments have not been made.

In connection with the note amendment, the Company agreed to issue the investor 6,669 shares of the Company’s common stock and a five-year warrant to purchase 25,000 shares of the Company’s common stock at an exercise price of $1.25 per share. The warrant had an issuance date relative fair value of $3,529 which was recorded as interest expense. As of December 31, 2023, the Company issued 5,669 shares of the Company’s common stock to the investor. The transaction was accounted for as a debt modification. During the year ended December 31, 2023, an aggregate principal amount of $430,000 of these notes were converted into Series C Convertible Preferred Stock.

ii)

During the year ended December 31, 2023, the Company issued convertible notes payable in the aggregate principal amount of $494,960 with maturity dates ranging from July 3, 2023 to February 17, 2024. The notes accrue interest at 8% per annum and are convertible at any time at the option of the holder into the Company’s Series C Convertible Preferred Stock at a conversion price of $7.50 per share. The notes automatically convert into Series C Convertible Preferred Stock on the maturity date. In connection with the issuances, the Company issued five-year immediately vested warrants to purchase 396,000 shares of common stock at an exercise price of $1.25 per share. The warrants had an issuance date relative fair value of $48,164 and was recorded as a discount to the face value of the notes, which is being amortized over the term of the notes. During the year ended December 31, 2023, an aggregate principal amount of $394,960 of these notes were converted into Series C Convertible Preferred Stock and common stock.

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

On July 24, 2024, the Company entered into a note amendment agreement with a note holder to (i) extend the maturity date of a note in the principal amount of $50,000 from December 23, 2023 to December 23, 2024 and (ii) increase the interest rate from 8% to 10% effective July 2024. Further, in the event of an equity or debt financing transaction resulting in gross proceeds of at least $2,000,000, the Company or guarantor of the note shall repay the note in full within five days after completing the transaction. If the note is not repaid in full by December 23, 2024, any further extension will require the issuance of an additional five-year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.75 per share. Contemporaneous with the execution of this amendment, the Company (i) issued to the lender an additional five-year warrant to purchase 25,000 shares of the Company’s common stock at an exercise price of $0.75 per share and (ii) amended the holder’s previously outstanding warrant to reduce the exercise price to $0.75 per share. This transaction was accounted for as a debt modification. The warrants had an issuance date fair value of $3,000 and were accounted for as derivative liabilities under the Company’s sequencing policy on the consolidated balance sheet as of December 31, 2024.

On July 24, 2024, the Company entered into a note amendment agreement with a note holder to (i) extend the maturity date of a note in the principal amount of $25,000 from December 26, 2023 to December 26, 2024 and (ii) increase the interest rate from 8% to 10% effective July 2024. Further, in the event of an equity or debt financing transaction resulting in gross proceeds of at least $2,000,000, the Company or guarantor of the note shall repay the note in full within five days after completing the transaction. If the note is not repaid in full by December 26, 2024, any further extension will require the issuance of an additional five-year warrant to purchase 25,000 shares of the Company’s common stock at an exercise price of $0.75 per share. Contemporaneous with the execution of this amendment, the Company (i) issued to the lender an additional five-year warrant to purchase 12,500 shares of the Company’s common stock at an exercise price of $0.75 per share and (ii) amended the holder’s previously outstanding warrant to reduce the exercise price to $0.75 per share. The warrants had an issuance date fair value of $1,500 and were accounted for as derivative liabilities under the Company’s sequencing policy on the consolidated balance sheet as of December 31, 2024.

See Note 14, Subsequent Events for additional details.

CELL SOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

d) Convertible notes payable due to related parties consist of the following:

		Stated	Maturity Date as of	Conversion		December 31,
	Issuance Date	Interest Rate	December 31, 2024	Price	Convertible Into	2024	2023
i)	May 18, 2017	0%	Past Due	$7.50	Series B Convertible Preferred Stock	$225,000	$225,000
ii)	October 28, 2019	8-10%	4/28/2025	$0.75 - $7.50	Common Stock & Series B Convertible Preferred Stock	3,500,000	3,500,000
iii)	March 10, 2022	10%	3/10/2025	$0.75 - $7.50	Common Stock & Series B Convertible Preferred Stock	3,590,036	3,590,036
iii)	March 4, 2024	10%	3/10/2025	$0.75 - $7.50	Common Stock & Series B Convertible Preferred Stock	146,672	-
	Total principal outstanding					$7,461,708	$7,315,036

	Convertible notes payable - related parties, net					$7,461,708	$7,315,036

i)	As of December 31, 2024, the Company had accrued an obligation to issue warrants to purchase 247,500 shares of common stock at an exercise price of $0.75 per share as a result of the Company’s failure to repay these notes on the May 18, 2018 maturity date. As a result, the Company had accrued an aggregate of $11,235 and $36,870 associated with the fair value of these obligations as of December 31, 2024 and 2023, respectively, which amounts are included in accrued interest – related parties on the consolidated balance sheets.

ii)

Darlene Soave was appointed to the Company’s Board of Directors effective March 25, 2021, such that she became a related party as of such date and, accordingly, the note was payable to a related party. Effective March 2, August 5, and December 31, 2021, the Company amended the note (the “Soave Note”). In connection with the amendments, during the year ended December 31, 2021, the Company (i) received further proceeds of $1,500,000, such that as of December 31, 2022 and 2021, an aggregate of $3,500,000 of proceeds were outstanding under the note, (ii) increased the principal amount to $6,000,000, (iii) issued five-year immediately vested warrants for the purchase of 1,200,000 shares of common stock at an exercise price of $1.25 per share that had an issuance date fair value of $247,567 which was recorded as debt discount and was amortized over the term of the note, (iv) extended the maturity date to October 28, 2022 (v) and provided Ms. Soave the ability to elect to convert the Soave Note into shares of Series B Convertible Preferred Stock at a conversion price of $7.50 per share at any time after the Company first issues any shares of the Series B Convertible Preferred Stock and before the maturity date. On October 28, 2022, the Company and Ms. Soave entered into an agreement to amend the Soave Note, whereby the maturity date of the note was extended from October 28, 2022 to April 28, 2023. On April 28, 2023, the Company and Ms. Soave agreed to further extend the maturity date of the convertible promissory note issued to Ms. Soave from April 28, 2023 to October 28, 2023. On November 8, 2023, the Company and Ms. Soave agreed to further extend the maturity date of the convertible promissory note issued to Ms. Soave from October 28, 2023 to April 28, 2024. As of December 31, 2024 and 2023, there was an aggregate principal amount of $3,500,000 outstanding under the Soave Note.

CELL SOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

iii)

On March 10, 2022, the Board of Directors of the Company appointed George Verstraete as a member of the Board. The Company and George Verstraete, a director of the Company, entered into a promissory note agreement dated March 10, 2022 (the “Verstraete Note”), whereby Mr. Verstraete, at his discretion, can loan up to $6,000,000 to the Company. Mr. Verstraete has agreed to loan an aggregate of $2,500,000 to the Company under the note. The note bears interest at a rate of 10% per annum and, prior to its amendment in November 2023, provided that it would mature twelve months from the date of issuance. Mr. Verstraete has the right, at his option, to convert the note into shares of the Company’s Series B Convertible Preferred Stock at a conversion price of $7.50 per share at any time after the Company first issues any shares of the Series B Convertible Preferred Stock. Interest accruing under the note will be payable upon the maturity of the note and may be paid at the Company’s option in either cash or shares of the Company’s common stock (calculated based upon $0.75 per share for purposes of calculating the number of shares of common stock to be issued). For each $500,000 advanced under the Verstraete Note, Mr. Verstraete will be issued a warrant to purchase 400,000 shares of the Company’s common stock at an exercise price of $1.25 per share. Each warrant will have a five-year term. During the year ended December 31, 2022, the Company received $2,500,000 under the Verstraete Note. In connection with the issuance, the Company issued five-year immediately vested warrants to purchase an aggregate of 2,000,000 shares of common stock at an exercise price $1.25 per share. The warrants had an issuance date relative fair value of $296,174 which will be amortized over the term of the note. In February 2023, $413,018 of payments made by Mr. Verstraete to third parties on behalf of the Company in June 2022 were characterized as convertible notes payable – related parties under the Verstraete Note. The Company received additional advances of $250,000, $100,000, $150,000, $72,018 and $105,000 in April 2023, May 2023, July 2023, August 2023 and September 2023, respectively, and, as a result, increased the outstanding principal balance of the Verstraete Note to $3,590,036 as of December 31, 2023. In connection with the advances, the Company issued five-year immediately vested warrants to purchase an aggregate of 872,029 shares of common stock at an exercise price of $1.25 per share. The warrants had an issuance date relative fair value of $106,973 which was recorded as a discount to the face value of the note and has been amortized over the term of the note. Mr. Verstraete has assigned the Verstraete Note to a trust controlled by Darlene Soave.

In March 2024, the Company received additional advances of $146,672 under the Verstraete Note which increased the outstanding principal balance of the Verstraete Note to $3,736,708. In connection with the advances, the Company issued five -year immediately vested warrants to purchase an aggregate of 117,338 shares of common stock at an exercise price of $1.25 per share to the trust controlled by Ms. Soave, the holder of the note. The warrants had an issuance date fair value of $6,666 which was included within derivative liabilities - related parties, recorded as a debt discount and will be amortized over the term of the note.

In October 2024, the Company entered into note amendment agreements with a trust controlled by Darlene Soave to extend the maturity dates of a note originally issued to Ms. Soave and assigned to the trust and the Verstraete Note, which had an outstanding principal amount of $3,736,708 as of December 31, 2024, to April 28, 2025 and March 10, 2025, respectively.

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

CELL SOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Income Taxes

The loss before income taxes consists of the following US and Israeli components:

	For The Years Ended
	December 31,
	2024	2023

United States	$(4,121,246)	$(4,704,333)
Israel	(391,396)	(616,879)
Loss before income taxes	$(4,512,642)	$(5,321,212)

The provision for income taxes consists of the following expenses (benefits):

	For The Years Ended
	December 31,
	2024	2023
Deferred
Federal	(787,495)	(853,959)
Foreign	11,665	(70,906)
U.S. State and local	(487,497)	(554,250)
	(1,263,327)	(1,479,115)
Change in valuation allowance	1,263,327	1,479,115
Provision for income taxes	$-	$-

The provision for income taxes differs from the United States federal statutory rate as follows:

	For The Years Ended
	December 31,
	2024	2023

Tax benefit at the federal statutory rate	(21.0)%	(21.0)%
State and local taxes, net of federal benefit	(11.9)%	(11.5)%
Statutory rate differential - domestic versus foreign	(0.2)%	(0.2)%
Permanent differences	2.8%	3.9%
Prior period true-up and other	2.2%	1.0%
Change in valuation allowance	28.0%	27.8%

Effective income tax rate	0.0%	0.0%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are presented below:

	December 31,
	2024	2023

Net operating loss carryforwards	$10,753,257	$9,997,830
Stock-based compensation	612,808	604,164
Accrued expenses	379,270	208,283
Deferred research and development expenses	1,268,013	939,744
Deferred tax assets	13,013,348	11,750,021
Valuation allowance	(13,013,348)	(11,750,021)
Deferred tax assets, net	$-	$-

As of December 31, 2024, the Company had approximately $22,600,000 of domestic federal, state and local net operating loss carryforwards (“NOLs”), respectively, that may be available to offset future taxable income in those jurisdictions. Approximately $4,000,000 of those NOLs will expire during the years ranging from 2034 to 2037, and approximately $18,600,000 of those NOLs have no expiration dates for federal purposes, but expire in 2034 to 2043 for state and local purposes. The utilization of NOLs to offset future taxable income may be subject to annual limitations under Internal Revenue Code Section 382 and similar state and local statutes as a result of ownership changes that could occur in the future. As of December 31, 2024, the Company had approximately $13,400,000 of Israeli NOLs, respectively, that may be available to offset future taxable income in that jurisdiction. Those NOLs have no expiration dates.

CELL SOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has assessed the likelihood that deferred tax assets will be realized in accordance with the provisions of ASC 740 Income Taxes (“ASC 740”). ASC 740 requires that such a review considers all available positive and negative evidence, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. ASC 740 requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. After the performance of such reviews as of December 31, 2024 and 2023, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of those dates. Thus, the Company increased the valuation allowance by approximately $1,263,000 and $1,479,000 during the years ended December 31, 2024 and 2023, respectively.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2024 and 2023. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

No tax audits were commenced or were in process during the years ended December 31, 2024 and 2023. No tax related interest or penalties were incurred during the years ended December 31, 2024 and 2023. The Company’s 2021 domestic federal tax returns remain subject to audit, while the Company’s 2022, 2023 and 2024 domestic federal tax returns have not been filed yet. The Company’s Israeli federal tax returns remain subject to audit, beginning with the 2014 tax returns. No tax audits were commenced or were in process during the years ended December 31, 2024 and 2023.

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

As of December 31, 2024, the Company was authorized to issue 200,000,000 shares of common stock, par value of $0.001 per share, and 10,000,000 shares of preferred stock, par value of $0.001 per share. The holders of the Company’s common stock are entitled to one vote per share. The preferred stock was designated as follows: 1,350,000 shares of Series A Convertible Preferred Stock, 2,000,000 shares of Series B Convertible Preferred Stock and 1,000,000 shares of Series C Convertible Preferred Stock.

Common Stock

2024

During the year ended December 31, 2024, the Company issued 180,000 shares of the Company’s common stock with an issuance date fair value of $45,000 in connection with a legal settlement that was included within accrued compensation as of December 31, 2023.

During the year ended December 31, 2024, the Company issued 20,000 shares of the Company’s common stock to a certain investor in satisfaction with convertible note payable late fees. The shares had an issuance date fair value of $5,200 which was recognized immediately.

CELL SOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During year ended December 31, 2024, the Company received gross proceeds of $640,626 from investors in connection with the issuance of an aggregate of 2,009,358 shares of its common stock and ten-year warrants to purchase an aggregate of 2,009,358 shares of the Company’s common stock at an exercise price of $0.35 per share. The warrants had an issuance date fair value of $441,201 and were accounted for as derivative liabilities under the Company’s sequencing policy on the consolidated balance sheet as of December 31, 2024.

During the year ended December 31, 2024, certain investors converted an aggregate of 13,333 shares of Series C Convertible Preferred Stock into an aggregate of 133,333 shares of the Company’s common stock.

During the year ended December 31, 2024, the Company issued an aggregate of 1,000,000 immediately vested shares of the Company’s common stock to a consultant with a grant date fair value of $260,000 which was immediately recognized in the consolidated statement of operations.

During the year ended December 31, 2024, the Company issued 6,546 shares of common stock, respectively, in connection with the conversion of convertible notes payable and accrued interest. See Note 8, Notes Payable – Convertible Notes Payable for additional details.

See elsewhere in Note 10, Stockholders’ Deficiency for details of issuances of common stock in connection with accrued dividends.

2023

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

During the year ended December 31, 2023, the Company issued 58,780 of common stock in connection with the conversion of convertible notes payable and accrued interest. See Note 8, Notes Payable – Convertible Notes Payable for additional details.

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

CELL SOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Voting Rights. The holders of Series A Convertible Preferred Stock have the right to vote on any matter submitted to a vote of holders of common stock, voting together with the common stock as one class, on an as-converted basis.

Dividends. Holders of shares of Series A Convertible Preferred Stock will be entitled to receive cumulative dividends at an annual rate of 9% of the stated value. Dividends are payable semi-annually on June 30 and December 31, either by (i) issuance of shares of common stock at the rate of $0.75 per share of common stock or (ii) in cash, at the Company’s option.

During the year ended December 31, 2024, the Company accrued additional preferred dividends of $908,457 and issued 1,211,358 shares of common stock at $0.75 per share pursuant to the terms of the Series A Convertible Preferred Stock Certificate of Designation with fair values of $908,457 such that there was no accrued dividend payable as of December 31, 2024 related to the Series A Convertible Preferred Stock.

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

CELL SOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2024, the Company received gross proceeds of $1,151,000 from investors in connection with the issuance of an aggregate of 153,460 shares of its Series B Convertible Preferred Stock and five-year warrants to purchase an aggregate of 1,726,500 shares of the Company’s common stock at an exercise price of $0.75 per share. The warrants and embedded conversion options were accounted for as derivative liabilities under the Company’s sequencing policy and had an aggregate issuance date fair value of $286,600.

During the year ended December 31, 2024, the Company issued an aggregate of 6,666 shares of its Series B Convertible Preferred Stock and five-year warrants to purchase an aggregate of 50,000 shares of the Company’s common stock at an exercise price of $0.75 per share. Subsequent to December 31, 2024, the Company received proceeds of $50,000 related to this issuance. As of December 31, 2024, the $50,000 was recorded as a subscription receivable on the accompanying consolidated balance sheet and was collected in January 2025.

During the year ended December 31, 2024, the Company accrued preferred dividends of $138,062 and issued 183,627 shares of common stock at $0.75 per share pursuant to the terms of the Series B Convertible Preferred Stock Certificate of Designation with fair values of $137,707, such that there was $7,205 accrued dividend payable as of December 31, 2024 related to the Series B Convertible Preferred Stock.

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

During the year ended December 31, 2024, 13,333 shares of Series C Preferred Stock were converted into 133,333 shares of common stock at the shareholder’s election.

CELL SOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2024 and 2023, the Company accrued additional preferred dividends of $328,614 and $315,915, respectively, and issued 463,220 and 403,250 shares of common stock, respectively, at $0.75 per share pursuant to the terms of the Series C Convertible Preferred Stock Certificate of Designation with fair values of $347,359 and $302,386, respectively, such that there was $0 and $18,745 accrued dividend payable as of December 31, 2024 and 2023, respectively, related to the Series C Convertible Preferred Stock.

During the years ended December 31, 2024 and 2023, the Company issued 13,333 and 110,001 shares of Series C Convertible Preferred Stock, respectively, in connection with conversions of notes payable into Series C Convertible Preferred Stock. See Note 8, Notes Payable – Convertible Notes Payable for additional details.

Equity Incentive Plan

On August 13, 2019, the Company’s Board of Directors approved the adoption of the Company’s 2019 Equity Incentive Plan (the “Plan”). A total of 7,900,000 shares of common stock were initially reserved for issuance under the Plan and the number of reserved shares increases on the first day of each year in an amount equal to the lesser of 3% of the number of shares of common stock outstanding on the last day of the preceding year or the amount determined by our Board of Directors. The Plan permits the Board of Directors to issue stock options, stock appreciation rights, restricted stock, restricted stock units, performance and other awards to employees, consultants and directors of the Company. As of December 31, 2024, a total of 12,235,772 shares of common stock were reserved for issuance under the Plan. Of this amount, as of December 31, 2024, a total of 5,303,768 shares were available for future issuance under the Plan. As of the date of filing, the Company’s shareholders have not approved the Plan.

Stock-Based Compensation

During the year ended December 31, 2024, the Company recognized stock-based compensation expense of $288,424 (consisting of $34,210 expense related to warrants (of which, $37,979 has been included within stockholder’s deficiency and $(3,769) which has been included within accrued compensation), and $254,214 of expense related to common stock (of which, $265,200 has been included within stockholder’s deficiency and $(10,986) has been included within accrued compensation). During the year ended December 31, 2023, the Company recognized stock-based compensation expense of $463,034 (consisting of $70,764 expense related to warrants (of which, $71,464 has been included within stockholder’s deficiency and $(700) which has been included within accrued compensation), and $392,270 of expense related to common stock (of which, $381,000 has been included within stockholder’s deficiency and $11,270 has been included within accrued compensation). See Note 6, Accrued Compensation for additional details.

During the year ended December 31, 2024, $288,424 of stock-based compensation expense was included within general and administrative expenses and $0 was included within research and development on the consolidated statement of operations. During the year ended December 31, 2023, $463,034 of stock-based compensation expense was included within general and administrative expenses and $0 was included within research and development on the consolidated statement of operations.

As of December 31, 2024, there was no unrecognized stock-based compensation expense.

Stock Warrants

During the year ended December 31, 2024, the Company entered into an advisory agreement with a certain advisor to perform independent advisory services in connection with business operations from January 5, 2024 to June 4, 2024. In consideration of services to be performed, the Company issued five-year warrants to purchase 100,000 shares of common stock, which vest 20% monthly during the term of the agreement at an exercise price of $1.25 per share. The warrants had a grant date fair value of $6,590 which will be recognized over the vesting term.

During the years ended December 31, 2024 and 2023, the Company issued warrants to purchase an aggregate of 1,504,838 and 1,728,028 shares of common stock, respectively, in connection with notes payable. See Note 8, Notes Payable for additional details.

See Note 4, Fair Value and Note 11, Commitments and Contingencies for additional details.

CELL SOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the warrant activity during the year ended December 31, 2024 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding, January 1, 2024	15,438,607	$1.09
Issued	5,415,696	0.62
Expired/Canceled	(85,000)	0.75
Outstanding, December 31, 2024	20,769,303	$0.97	3.4	$-

Exercisable, December 31, 2024	20,769,303	$0.97	3.4	$-

Information regarding outstanding and exercisable warrants as of December 31, 2024 is as follows:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants

$0.35	2,009,358	9.7	2,009,358
$0.75	7,831,153	3.8	7,831,153
$0.95	125,000	1.0	125,000
$1.25	10,803,792	2.0	10,803,792
	20,769,303	3.4	20,769,303

See Note 4, Fair Value for additional details related to valuation assumptions for warrants granted during the years ended December 31, 2024 and 2023.

Stock Options

There were no stock options granted during the year ended December 31, 2024.

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

A summary of the option activity during the year ended December 31, 2024 is presented below:

Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, January 1, 2024	6,932,004	$0.83
Granted	-	-
Exercised	-	-
Forfeited/cancelled	-	-
Outstanding, December 31, 2024	6,932,004	$0.83	3.1	$-

Exercisable, December 31, 2024	6,932,004	$0.83	3.1	$-

Information regarding outstanding and exercisable options as of December 31, 2024 is as follows:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Option	In Years	Options

$0.75	4,832,004	3.7	4,832,004
$1.00	2,100,000	1.7	2,100,000
	6,932,004	3.1	6,932,004

CELL SOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Commitments and Contingencies

Yeda Research and License Agreement

On October 3, 2011, the Company entered into a Research and License Agreement (the “Agreement”) with Yeda Research and Development Company Limited (“Yeda”) for Veto Cell technology and an exclusive option to negotiate an additional license for organ regeneration technology. Yeda is the technology transfer and commercial arm of the Weizmann Institute, for research conducted at the Weizmann Institute for an invention comprising methods of bone marrow transplantation and cell therapy utilizing Veto Cells. As Yeda is a founder and a significant shareholder of the Company, it is a related party. If the Company fails to achieve any of the milestones by the dates set forth in the Agreement, Yeda is entitled to terminate the license upon written notice to the Company. In December 2021, the Company and Yeda amended the agreement to extend the next milestone to January 1, 2025. To date, the Company has been deemed to have met all of the milestones. Either Yeda or the Company may terminate the agreement and the license after the commitment of a material breach by the other party and in certain other instances as detailed in the agreement. The Company paid no consideration to Yeda during the years ended December 31, 2024 and 2023.

During the years ended December 31, 2024 and 2023, the Company recorded research and development expenses of $58,000 related to the Agreement. As of December 31, 2024 and 2023, the Company had $130,500 and $72,500, respectively, of accrued research and development expenses pursuant to the Agreement with Yeda, which are included within accrued expenses-related parties on the consolidated balance sheets.

MD Anderson Sponsored Research Agreements

In October 2021, the Sponsored Research Agreement with The University of Texas M.D. Anderson Cancer Center (“MD Anderson”) dated November 2018 was amended to extend the agreement by one year to November 27, 2022 and define the budget during such one-year period to be approximately $1,300,000. On November 15, 2022 the Company and MD Anderson agreed to extend the Sponsored Research Agreement by one year to November 27, 2023. Under the amendment, the research budget for the additional year is approximately $1,300,000. On November 6, 2023, the Company and MD Anderson agreed to extend the Sponsored Research Agreement by one year to November 27, 2024. Under the amendment, the research budget for the additional year is approximately $1,296,000. Subsequent to December 31, 2024, the Company and MD Anderson agreed to extend the Sponsored Research Agreement by three months to May 27, 2025. Under the amendment, the research budget for the additional three months is $327,000. The Agreement was then amended by three additional months to August 31, 2025. Under the amendment, the research budget for the additional three months is $296,000. The Agreement has since been amended through March 31, 2026, as if the previous term had never expired.

The Company recognized $1,759,872 and $1,406,193 of research and development expenses during the years ended December 31, 2024 and 2023, respectively, associated with services provided by MD Anderson, under the two agreements dated November 2018 and February 2019. As of December 31, 2024, the Company had $16,545 of accrued research and development expenses pursuant to the agreements with MD Anderson and $1,189,372 of accounts payable due pursuant to the agreements with MD Anderson, which is included within accounts payable on the consolidated balance sheets.

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

CELL SOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2019, the holder of a promissory note in the principal amount of $250,000 due on March 16, 2016 instituted a collection action in the Supreme Court of the State of New York, County of New York. On June 12, 2019, the plaintiff served a motion for summary judgment through the Secretary of State which was heard on July 12, 2019 and granted. The Company contended that it was not given sufficient notice under the applicable statute and did not have an opportunity to oppose the motion. Judgment was entered in October 2019 in the amount of $267,680. The Company brought a motion to vacate based on the jurisdictional defect of the motion in not providing the required amount of time, but that motion was denied in February 2021 without properly addressing the jurisdictional issues raised by the Company. The Company appealed the denial and then filed a motion to Renew and Reargue the motion to vacate based on the Court’s failure to address critical issues. That motion was also denied on April 15, 2021 without addressing the Company’s arguments. The Company appealed the second denial as well and pursued both appeals in a consolidated manner so as to resolve all issues together. Each of the appeals was denied and there is no further opportunity to appeal. While the Company’s motions were pending, the plaintiff commenced steps to collect judgment. During the year ended December 31, 2021, $103,088 of a $250,000 deposit made with the court by a third party on behalf of the Company was released to an officer of the court and has been accounted for as partial note repayment, with an additional $146,912 due under the note repaid by a release of the remaining deposit to an officer of the court during the year ended December 31, 2022, which was also accounted for as a note repayment. In August 2023, a supplemental judgment of $38,838 was entered against the Company. Inasmuch, as there were no further opportunities to appeal, in June 2024, the Company resolved this matter by making a final payment of $135,000 and the plaintiff agreed to cease the pursuit of additional sanctions against the Company and filed a satisfaction of judgment.

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

As of December 31, 2024 and 2023, the Company was required to issue warrants to purchase an aggregate of 2,256,500 and 1,956,500, respectively, shares of common stock at an exercise price of $0.75 per share to directors of the Company in connection with loans made to the Company in the aggregate amount of $459,000 which required certain penalties in the form of warrants. As a result, the Company had accrued $129,112 and $215,050 associated with the fair value of the obligations as of December 31, 2024 and 2023, respectively, which amount is included in accrued interest – related parties on the consolidated balance sheets.

CELL SOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Segment Reporting

The Company has one operating and reporting segment, Cell Source, Inc., the development of proprietary immune system management technology. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The chief operating decision maker (“CODM”), who is the Company’s chief executive officer, utilizes the Company’s financial information on an aggregate, consolidated basis for purposes of making operating decisions, allocating resources and assessing financial performance, as well as for making strategic operations decisions and managing the organization. The CODM is not regularly provided with disaggregated actual expense information, other than the actual expense information included in the consolidated statements of operations. The measure of segment assets is reported on the balance sheet as total assets. The Company’s significant segment expenses are as presented in the Company’s consolidated statement of operations. The Company has not yet generated any revenue.

Note 14 – Subsequent Events

The Company has evaluated events that have occurred after the balance sheet and through the date the financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed below.

Advisory Agreements

Subsequent to December 31, 2024, the Company entered into an advisory agreement with a certain advisor to perform independent advisory services in connection with business operations from February 1, 2025 to June 30, 2025. In consideration of services to be performed, the Company shall issue to the advisor 5-year warrants to purchase 150,000 shares of common stock, which vest 20% monthly during the term of the agreement at an exercise price of $0.75 per share.

Note Amendments

Subsequent to December 31, 2024, the Company entered into a note amendment agreement with a note holder to (i) extend the maturity date of a note in the principal amount of $50,000 from December 23, 2024 to April 30, 2025. If the note is not repaid in full by April 30, 2025, any further extension will require the issuance of an additional five-year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.75 per share. Contemporaneous with the execution of this amendment, the Company issued to the lender an additional five-year warrant to purchase 150,000 shares of the Company’s common stock at an exercise price of $0.75 per share. This note was then amended again to extend the maturity date of the note from April 30, 2025 to July 31, 2025. Contemporaneous with the execution of this additional amendment, the Company issued to the lender an additional five-year warrant to purchase 150,000 shares of the Company’s common stock at an exercise price of $0.75 per share. This note was then amended again to extend the maturity date of the note from July 31, 2025 to December 31, 2025. Contemporaneous with the execution of this additional amendment, the Company issued to the lender an additional five-year warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.75 per share. As of the date of these financial statements, this note was past due. See Note 2, Going Concern, and Note 8, Notes Payable, for additional information.

Subsequent to December 31, 2024, the Company entered into a note amendment agreement with a note holder to (i) extend the maturity date of a note in the principal amount of $25,000 from December 26, 2024 to April 30, 2025. If the note is not repaid in full by April 30, 2025, any further extension will require the issuance of an additional five-year warrant to purchase 25,000 shares of the Company’s common stock at an exercise price of $0.75 per share. Contemporaneous with the execution of this amendment, the Company issued to the lender an additional five-year warrant to purchase 75,000 shares of the Company’s common stock at an exercise price of $0.75 per share. This note was then amended again to extend the maturity date of the note from April 30, 2025 to July 31, 2025. Contemporaneous with the execution of this additional amendment, the Company issued to the lender an additional five-year warrant to purchase 75,000 shares of the Company’s common stock at an exercise price of $0.75 per share. This note was then amended again to extend the maturity date of the note from July 31, 2025 to December 31, 2025. Contemporaneous with the execution of this additional amendment, the Company issued to the lender an additional five-year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.75 per share. As of the date of these financial statements, this note was past due. See Note 2, Going Concern, and Note 8, Notes Payable, for additional information.

Subsequent to December 31, 2024, the Company entered into a note amendment agreement with a note holder to (i) extend the maturity date of a note in the principal amount of $250,000 from April 30, 2025 to June 30, 2025. Contemporaneous with the execution of this amendment, the Company issued to the lender an additional five-year warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.75 per share.

CELL SOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to December 31, 2024, the Company entered into a note amendment agreement with a note holder to (i) extend the maturity date of a convertible note in the principal amount of $25,000 to December 31, 2025. Contemporaneous with the execution of this amendment, the Company issued to the lender an additional five-year warrant to purchase 75,000 shares of the Company’s common stock at an exercise price of $0.75 per share. As of the date of these financial statements, this note was past due. See Note 2, Going Concern, and Note 8, Notes Payable, for additional information.

Issuance of Notes Payable

Subsequent to December 31, 2024, the Company received proceeds of $327,000 from a related party investor and issued a note payable in the principal amount of $385,860 with a maturity date of April 27, 2025. The note bears interest at 12% per annum and has an original issue discount of $58,860. In connection with the issuances, the Company issued a ten-year immediately vested warrant to purchase 490,500 shares of common stock at an exercise price of $0.75 per share. As of the date of these financial statements, this note was past due. See Note 2, Going Concern, and Note 8, Notes Payable, for additional information.

Subsequent to December 31, 2024, the Company received proceeds of $50,000 from an investor and issued a note payable in the principal amount of $62,500 with a maturity date of November 15, 2025. The note has an original issue discount of $12,500. In connection with the issuances, the Company issued a ten-year immediately vested warrant to purchase 75,000 shares of common stock at an exercise price of $0.35 per share. As of the date of these financial statements, this note was past due. See Note 2, Going Concern, and Note 8, Notes Payable, for additional information.

Subsequent to December 31, 2024, the Company received proceeds of $30,000 from an investor and issued a note payable in the principal amount of $37,500 with a maturity date of November 16, 2025. The note bears interest at 10% per annum and has an original issue discount of $7,500. In connection with the issuances, the Company issued a ten-year immediately vested warrant to purchase 45,000 shares of common stock at an exercise price of $0.35 per share. As of the date of these financial statements, this note was past due. See Note 2, Going Concern, and Note 8, Notes Payable, for additional information.

Subsequent to December 31, 2024, the Company received gross proceeds of $56,000 from an investor and issued a note payable in the principal amount of $66,080 with an original issue discount of $10,080. The note had a maturity date of October 30, 2025, and was repaid in full prior to maturity.

Subsequent to December 31, 2024, the Company received net proceeds of $200,000 from an investor and issued a note payable in the principal amount of $285,714 pursuant to a note purchase agreement which provides that the investor will loan an additional $800,000 in seven tranches upon the occurrence of certain events, including the completion by the Company of certain filings with the Securities Exchange Commission. If all tranches are funded, the aggregate principal amount of the notes issued pursuant to the Note Purchase Agreement will be $1,428,571. The note is secured by substantially all of the assets of the Company and is convertible into shares of the Company’s common stock in the event of a default under the note at a conversion price equal to 65% of the trading price of the Company’s common stock during the 20-trading day period prior to conversion. The notes will be due on February 24, 2026. The Company issued 1,714,286 shares of common stock (the “Origination Shares”) and a warrant to purchase 571,429 shares of common stock at an exercise price of $0.25 per share to the investor pursuant to the terms of the note purchase agreement. If all tranches are funded, the Company will be required to issue warrants to purchase an additional 2,285,714 shares of common stock to the investor. The investor has been granted “piggyback” registration rights with respect to the Origination Shares and the shares issuable upon conversion of the notes and exercise of the warrants and rights to participate in future financings. The Company will be required to issue additional shares of common stock to the investor if the market value of the Origination Shares falls below $428,571. As of the date of these financial statements, this note was past due. See Note 2, Going Concern, and Note 8, Notes Payable, for additional information.

Subsequent to December 31, 2024, the Company received aggregate proceeds of $400,000 from investors and issued notes payable in the principal amount of $500,000 with a maturity date of January 7, 2026. The notes bear interest at 10% per annum and have an original issue discount of $100,000. In connection with the issuances, the Company issued ten-year immediately vested warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.75 per share. In connection with the issuances, the Company issued an aggregate of 400,000 shares of its common stock. As of the date of these financial statements, this note was past due. See Note 2, Going Concern, and Note 8, Notes Payable, for additional information.

Subsequent to December 31, 2024, the Company received proceeds of $9,251 from an investor and issued a note payable in the principal amount of $11,564 with a maturity date of November 20, 2025. The note bears interest at 10% per annum and has an original issue discount of $2,313. In connection with the issuances, the Company issued a five-year immediately vested warrant to purchase 20,000 shares of common stock at an exercise price of $0.75 per share. As of the date of these financial statements, this note was past due. See Note 2, Going Concern, and Note 8, Notes Payable, for additional information.

Subsequent to December 31, 2024, the Company received proceeds of $149,500 from an investor and issued a note payable in the principal amount of $186,875 with a maturity date of December 2, 2026. The note bears interest at 10% per annum and has an original issue discount of $37,375. In connection with the issuances, the Company issued a ten-year immediately vested warrant to purchase 373,750 shares of common stock at an exercise price of $0.75 per share.

Subsequent to December 31, 2024, a note payable to a lender in the original principal amount of $202,500, which matured on March 6, 2025 was satisfied in full. In connection with the satisfaction, the Company paid $100,000 and the remaining balance was paid by a third-party lender. Contemporaneous with the repayment, the Company entered into a business loan and security agreement with the third-party lender in the principal amount of $250,000 with a maturity date of May 11, 2026. If the loan is not repaid by the maturity date, a late fee of 45% of the principal balance will be imposed. The loan is secured by substantially all of the assets of the Company and is personally guaranteed by a member of the Company’s Board of Directors.

CELL SOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to December 31, 2024, the Company completed a private placement of original issue discount convertible notes payable in the aggregate principal amount of $1,875,000. The Company received net proceeds of $1,500,000 from the offering. The notes bear interest at a rate of 10% per annum and are convertible into shares of the Company’s common stock at a conversion price equal to 90% of the lowest volume weighted average price of the common stock during the ten trading days prior to conversion. The notes become due upon the earlier of June 17, 2026 or the listing of the Company’s common stock on the Nasdaq Capital Market or another national securities exchange. For each $100,000 invested, investors in the offering received a five-year warrant to purchase the Company’s common stock at an exercise price of $0.40 per share. A total of 1,875,000 warrants were issued in the offering.

Subsequent to December 31, 2024, the Company received aggregate proceeds of $450,000 from investors and issued notes payable in the principal amount of $562,500 with maturity dates ranging from July 29, 2026 to August 27, 2026. The notes bear interest at 10% per annum and have an original issue discount of $112,500. In connection with the issuances, the Company issued five-year immediately vested warrants to purchase 562,500 shares of common stock at an exercise price of $0.40 per share.

Issuance of Series B Convertible Preferred Stock

Subsequent to December 31, 2024, the Company received proceeds of $310,000 from investors in connection with the issuance of 41,332 shares of its Series B Convertible Preferred Stock and five-year warrants to purchase 465,000 shares of the Company’s common stock at an exercise price of $0.75 per share.

Issuance of Common Stock

Subsequent to December 31, 2024, the Company received gross proceeds of $250,000 from investors in connection with the issuance of an aggregate of 714,286 shares of its Common Stock and ten-year warrants to purchase an aggregate of 714,286 shares of the Company’s common stock at an exercise price of $0.35 per share.

Subsequent to December 31, 2024, the Company issued an aggregate of 1,282,270 shares of its common stock as payment-in-kind dividends to holders of its Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, and Series C Convertible Preferred Stock.

Stock Options

Subsequent to December 31, 2024, the Company granted an aggregate of 4,525,000 five-year immediately vested options under the Company’s Equity Incentive Plan to three of the Company’s directors, the Chief Executive Officer, the Chairman of the Scientific Advisory Board and a service provider with an exercise price of $0.75 per share.

Subsequent to December 31, 2024, the Company entered into an amendment with certain option holders to extend the expiration date by four years from August 19, 2025 to August 19, 2029.

Subsequent to December 31, 2024, the Company entered into an option amendment with its CEO to extend the expiration date by five years from March 7, 2026 to March 7, 2031.

Stock Warrants

Subsequent to December 31, 2024, the Company entered into warrant amendment agreements with certain investors to extend the expiration dates ranging from February 2025 to August 2025, to February 2029 to August 2029.

Subsequent to December 31, 2024, the Company entered into a warrant amendment agreement with an investor to extend the expiration date of the warrant from December 1, 2025 to December 1, 2030.

Subsequent to December 31, 2024, the Company entered into warrant amendment agreements with a related party investor to extend the expiration date of the warrants from June 18, 2025 to June 18, 2030, and March 2, 2026 to March 2, 2031. Contemporaneous with the execution of these amendments, the warrants have been assigned to the Darlene Soave Revocable Trust.

Subsequent to December 31, 2024, the Company entered into warrant amendment agreements with certain investors to extend the expiration dates from January 13, 2026 to January 13, 2030.

Subsequent to December 31, 2024, the Company entered into a warrant agreement with an investor to issue five-year warrants to purchase 25,000 shares of the Company’s common stock at an exercise price of $0.75 per share.

Automatic Conversion of Preferred Stock

Subsequent to December 31, 2024, the 1,342,195 issued and outstanding shares of the Company’s Series A Preferred Stock converted into 13,421,950 shares of the Company’s common stock in accordance with the terms of the Certificate of Designation governing the terms of the Series A Preferred Stock.

Subsequent to December 31, 2024, the 537,482 issued and outstanding shares of the Company’s Series C Preferred Stock converted into 5,374,820 shares of the Company’s common stock in accordance with the terms of the Certificate of Designation governing the terms of the Series C Preferred Stock.

