Form 10-Q
period 2025-03-31
Cell Source, Inc.
filed 2026-05-14
CIK 1569340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 13, 2026, the registrant had 67,945,856 shares of $0.001 par value common stock outstanding.

CELL SOURCE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CELL SOURCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(Unaudited)
Assets
Current Assets:
Cash	$1,240	$74,631
Prepaid expenses	80,375	160,750
Prepaid expenses - research and development	209,427	-
Subscription receivable	-	50,000
Other current assets	1,404	1,119
Total Assets	$292,446	$286,500

Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accounts payable	$1,929,223	$1,888,729
Accrued expenses	1,441,697	1,115,501
Accrued expenses - related party	217,000	202,500
Accrued interest	1,168,356	973,436
Accrued interest - related parties	2,193,741	1,994,418
Accrued compensation	1,092,413	1,067,777
Notes payable, net of debt discount
of $0 and $1,479 as of March 31, 2025 and December 31, 2024, respectively	1,177,343	1,175,864
Notes payable - related parties, net of debt discount
of $34,265 and $0 as of March 31, 2025 and December 31, 2024, respectively	795,345	443,750
Convertible notes payable, net of debt discount
of $19,373 and $8,500 as of March 31, 2025 and December 31, 2024, respectively	966,707	986,500
Convertible notes payable - related parties	7,561,708	7,561,708
Warrant liabilities	89,118	86,972
Warrant liabilities - related party	131,792	129,113
Derivative liabilities	543,997	479,844
Derivative liabilities - related party	151,228	101,659
Financing liability	314,985	314,985
Advances payable	194,375	194,375
Advances payable - related party	100,000	100,000
Accrued dividend payable	359,453	7,205
Total Liabilities	20,428,481	18,824,336

Commitments and contingencies (Note 8)

Stockholders’ Deficiency:
Convertible Preferred Stock, $0.001 par value, 10,000,000 shares authorized; Series A Convertible Preferred Stock, 1,350,000 shares designated, 1,342,195 shares issued and outstanding as of March 31, 2025 and December 31, 2024; liquidation preference of $10,289,854 and $10,066,463 as of March 31, 2025 and December 31, 2024, respectively	1,342	1,342
Series B Convertible Preferred Stock, 2,000,000 shares designated, 266,794 shares issued and outstanding as of March 31, 2025 and December 31, 2024; liquidation preference of $2,057,447 and $2,008,108 as of March 31, 2025 and December 31, 2024, respectively	267	267
Series C Convertible Preferred Stock, 1,000,000 shares designated, 537,482 shares issued and outstanding as of March 31, 2025 and December 31, 2024; liquidation preference of $4,110,634 and $4,031,115 as of March 31, 2025 and December 31, 2024, respectively	537	537
Common Stock, $0.001 par value, 200,000,000 shares authorized; 45,038,244 shares issued and outstanding as of March 31, 2025 and December 31, 2024	45,038	45,038
Additional paid-in capital	27,478,662	27,595,010
Accumulated deficit	(47,661,881)	(46,180,030)
Total Stockholders’ Deficiency	(20,136,035)	(18,537,836)
Total Liabilities and Stockholders’ Deficiency	$292,446	$286,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024

Operating Expenses:
Research and development	$500,683	$341,713
Research and development - related party	14,500	14,500
General and administrative	483,404	781,916
Total Operating Expenses	998,587	1,138,129
Loss From Operations	(998,587)	(1,138,129)

Other (Expense) Income:
Interest expense	(216,923)	(64,804)
Interest expense - related parties	(210,314)	(158,010)
Interest expense - amortization of debt discount	(6,686)	(4,954)
Interest expense - amortization of debt discount - related party	(79,951)	(1,002)
Change in fair value of derivative and warrant liabilities	23,068	39,621
Change in fair value of derivative and warrant liabilities - related party	7,542	51,872
Total Other Expense	(483,264)	(137,277)
Net Loss	(1,481,851)	(1,275,406)
Dividend attributable to Series A, B, and C preferred stockholders	(352,248)	(326,665)
Net Loss Applicable to Common Stockholders	$(1,834,099)	$(1,602,071)

Net Loss Per Common Share - Basic and Diluted	$(0.04)	$(0.04)

Weighted Average Common Shares Outstanding -
Basic and Diluted	45,038,244	40,507,352

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2025
	Convertible Preferred		Convertible Preferred		Convertible Preferred				Additional		Total
	Stock - Series A		Stock - Series B		Stock - Series C		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance, January 1, 2025	1,342,195	$1,342	266,794	$267	537,482	$537	45,038,244	$45,038	$27,595,010	$(46,180,030)	$(18,537,836)

Series A, B and C Convertible Preferred Stock dividends:
Accrual of earned dividends	-	-	-	-	-	-	-	-	(352,248)	-	(352,248)

Warrant modification expense	-	-	-	-	-	-	-	-	17,200	-	17,200

Proceeds received for sale of common stock, net of bifurcation to derivative liabilities	-	-	-	-	-	-	-	-	92,197	-	92,197

Proceeds received for sale of Preferred Stock, net of bifurcation to derivative liabilities	-	-	-	-	-	-	-	-	21,994	-	21,994

Stock-based compensation:
Warrants	-	-	-	-	-	-	-	-	3,909	-	3,909
Options									100,600		100,600

Net loss	-	-	-	-	-	-	-	-	-	(1,481,851)	(1,481,851)

Balance, March 31, 2025	1,342,195	$1,342	266,794	$267	537,482	$537	45,038,244	$45,038	$27,478,662	$(47,661,881)	$(20,136,035)

	FOR THE THREE MONTHS ENDED MARCH 31, 2024
	Convertible Preferred		Convertible Preferred		Convertible Preferred				Additional		Total
	Stock - Series A		Stock - Series B		Stock - Series C		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance, January 1, 2024	1,342,195	$1,342	106,668	$107	537,482	$537	39,830,802	$39,831	$26,014,028	$(41,667,388)	$(15,611,543)

Conversion of convertible notes payable and accrued interest into
Series C Convertible Preferred Stock and common stock	-	-	-	-	13,333	13	6,546	6	104,891	-	104,910

Series A, B and C Convertible Preferred Stock dividends:
Accrual of earned dividends	-	-	-	-	-	-	-	-	(326,665)	-	(326,665)

Common stock issued in satisfaction of accrued compensation	-	-	-	-	-	-	180,000	180	44,820	-	45,000

Issuance of Series B Convertible Preferred Stock for cash, net	-	-	3,333	3	-	-	-	-	19,897	-	19,900

Common stock issued in satisfaction of convertible note payable interest	-	-	-	-	-	-	2,000	2	518	-	520

Stock-based compensation:
Warrants	-	-	-	-	-	-	-	-	29,141	-	29,141
Common stock	-	-	-	-	-	-	1,000,000	1,000	259,000	-	260,000

Net loss	-	-	-	-	-	-	-	-	-	(1,275,406)	(1,275,406)

Balance, March 31, 2024	1,342,195	$1,342	110,001	$110	550,815	$550	41,019,348	$41,019	$26,145,630	$(42,942,794)	$(16,754,143)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For Three Months Ended
	March 31,
	2025	2024

Cash Flows From Operating Activities:
Net loss	$(1,481,851)	$(1,275,406)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest expense - amortization of debt discount	6,686	4,954
Interest expense - amortization of debt discount - related parties	79,951	1,002
Change in fair value of derivative and warrant liabilities	(30,610)	(91,493)
Non-cash interest expense - warrants	32,992	11,378
Warrant modification expense	17,200	-
Stock-based compensation:
Common stock	-	262,351
Warrants	3,875	26,544
Options	100,600	-
Changes in operating assets and liabilities:
Prepaid expenses	80,375	80,377
Prepaid expenses - research and development	(209,427)	-
Other current assets	(285)	10,025
Accounts payable	40,494	415,350
Accrued expenses	326,196	96,273
Accrued expenses - related parties	14,500	14,500
Accrued interest	194,920	32,738
Accrued interest - related parties	199,323	178,685
Accrued compensation	24,670	58,870
Net Cash Used In Operating Activities	(600,391)	(173,852)

Cash Flows From Financing Activities:
Proceeds from issuance of Series B Convertible Preferred Stock and warrants	25,000	25,000
Proceeds from subscription receivable	50,000	-
Proceeds from issuance of common stock	150,000	-
Proceeds from issuance of convertible notes payable	56,000	-
Payment of debt issuance costs	(6,000)	-
Proceeds from issuance of notes payable - related party	327,000	146,672
Repayment of convertible notes payable	(75,000)	-
Repayment of financing liability	-	(20,000)
Net Cash Provided By Financing Activities	527,000	151,672

Net Decrease In Cash	(73,391)	(22,180)

Cash - Beginning of Period	74,631	22,203
Cash - End of Period	$1,240	$23

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:

Accrual of warrant obligations in connection with issuance of convertible notes payable	$-	$6,666
Common stock issued in satisfaction of accrued compensation	$-	$(45,000)
Issuance of warrants in connection with issuance of notes payable - related party	$55,356	$-
Accrual of earned preferred stock dividends	$(352,248)	$(326,665)
Conversion of convertible notes payable and accrued interest into Series C Preferred Stock and common stock	$-	$104,910
Issuance of warrants in connection with issuance of Series B Preferred Stock	$2,205	$3,200
Bifurcation of embedded derivative liabilities in connection with issuance of Series B Preferred Stock	$801	$1,900
Issuance of warrants and embedded derivatives in connection with the issuance of common stock	$57,803	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL SOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Business Organization, Nature of Operations, Risks and Uncertainties and Basis of Presentation

Organization and Operations

Cell Source, Inc. (“Cell Source”, “CSI” or the “Company”) is a Nevada corporation formed on June 6, 2012 that is the parent company of Cell Source Limited (“CSL”), a wholly owned subsidiary which was founded in Israel in 2011 in order to commercialize a suite of inventions relating to certain cancer treatments. The Company is a biotechnology company focused on developing cell therapy treatments based on the management of immune tolerance. The Company’s lead prospective product is its patented Veto Cell immune system management technology, which is an immune tolerance biotechnology that enables the selective blocking of immune responses. CSL’s Veto Cell immune system management technology is based on technologies patented, owned, and licensed to CSL by Yeda Research and Development Company Limited, an Israeli corporation (“Yeda”) (see Note 8, Commitments and Contingencies). The Company’s target indications include: lymphoma, leukemia and multiple myeloma through the facilitation of safer and more accessible stem cell (e.g. bone marrow) transplantation acceptance, treatment of end stage kidney disease and other non-malignant organ diseases through improved organ transplantation (broadened donor pool, reduced dependence on post-transplant anti-rejection therapy) and ultimately treating a variety of cancers and non-malignant diseases. The Company’s current research and development activities are primarily conducted through sponsored research agreements with The University of Texas MD Anderson Cancer Center (see Note 8, Commitments and Contingencies).

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

As of March 31, 2025 and through the date of this filing, the Company considered the impact of these wars and other geopolitical and macroeconomic events on its business and operational assumptions and estimates and determined there were no material adverse impacts on the Company’s consolidated results of operations and financial position.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial position of the Company as of March 31, 2025 and the condensed consolidated results of its operations and cash flows for the three months ended March 31, 2025 and 2024. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the operating results for the full year ending December 31, 2025 or any other period. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2024 and for the year then ended which were included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on April 6, 2026.

Note 2 - Going Concern and Management Plans

During the three months ended March 31, 2025, the Company did not generate any revenues, had a net loss of approximately $1,482,000 and used cash in operations of approximately $600,000. As of March 31, 2025, the Company had a working capital deficiency of approximately $20,136,000 and an accumulated deficit of approximately $47,662,000. As of March 31, 2025 and through the date of this filing, notes payable with principal amounts totaling approximately $6,328,000 and $11,116,000, respectively, were past due. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date these financial statements are issued.

The Company is currently funding its operations on a month-to-month basis. While there can be no assurance that it will be successful, the Company is in active negotiations to raise additional capital. The Company’s primary sources of operating funds since inception have been equity and debt financings. Management’s plans include continued efforts to raise additional capital through debt and equity financings. There is no assurance that these funds will be sufficient to enable the Company to fully complete its development activities or attain profitable operations. If the Company is unable to obtain such additional financing on a timely basis or, notwithstanding any request the Company may make, if the Company’s debt holders do not agree to convert their notes into equity or extend the maturity dates of their notes, the Company may have to curtail its development, marketing and promotional activities, which would have a material adverse effect on the Company’s business, financial condition and results of operations, and ultimately the Company could be forced to discontinue its operations and liquidate. Subsequent to March 31, 2025 and as more fully described in Note 10, Subsequent Events, the Company received aggregate proceeds of approximately $2,839,000 from the issuance of notes payable, $310,000 from the issuance of Series B Convertible Preferred Stock and $100,000 from the issuance of Common Stock.

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

Note 3 - Summary of Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies included in the Annual Report on Form 10-K for the year ended December 31, 2024, except as disclosed herein.

Reclassifications

Certain prior year amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net loss, total assets, total liabilities, shareholders’ equity, or cash flows from operations. Management has evaluated these reclassifications and determined that they are not material, individually or in the aggregate, to the condensed consolidated financial statements taken as a whole.

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

The common stock equivalents associated with the following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	March 31,
	2025	2024

Options	11,457,004	6,932,004
Warrants	22,287,545	15,693,445
Convertible notes [1]	14,655,067	13,656,427
Convertible preferred stock	21,464,713	20,030,110
Total	69,864,329	56,311,986

[1]	Convertible notes are assumed to be converted at the rate of $0.75 per common share, which is the conversion price as of March 31, 2025 and 2024. However, such conversion rates are subject to adjustment under certain circumstances, such as stock splits and stock dividends, which may result in the issuance of common shares greater than the amount indicated.

Recently Adopted Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This update also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company adopted ASU No. 2023-09 as of January 1, 2025 on a prospective basis and its adoption did not have a material impact on the Company’s condensed consolidated financial statements.

Note 4 - Fair Value

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all Level 3 liabilities measured at fair value on a recurring basis using unobservable inputs during the three months ended March 31, 2025 and 2024:

	Warrant	Accrued	Derivative
	Liabilities	Compensation	Liabilities	Total

Balance - January 1, 2025	$216,085	$37,348	$581,503	$834,936

Issuance of warrants and conversion option	7,760	-	141,397	144,723
Change in fair value	(2,935)	(34)	(27,675)	(28,889)

Balance - March 31, 2025	$220,910	$37,314	$695,225	$950,770

	Warrant	Accrued	Derivative
	Liabilities	Compensation	Liabilities	Total

Balance - January 1, 2024	$356,510	$97,102	$33,000	$486,612

Accrual of warrant obligation	6,666	-	-	6,666
Issuance of warrants and conversion option	11,377	-	5,100	16,477
Common stock issued in satisfaction of accrued compensation	-	(45,000)	-	(45,000)
Change in fair value	(85,693)	(766)	(5,800)	(92,259)

Balance - March 31, 2024	$288,860	$51,336	$32,300	$372,496

Financial assets and liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. The Company’s Level 3 liabilities shown in the above table consist of warrants with “down-round protection”, as the Company is unable to determine if it will have sufficient authorized common stock to settle such arrangements, warrants deemed to be derivative liabilities according to the Company’s sequencing policy in accordance with ASC 815-40-35-12, the embedded conversion options within its convertible notes payable, the fair value of the Company’s obligation to issue penalty warrants (which is classified within warrant liabilities and warrant liabilities – related party on the condensed consolidated balance sheets), and an accrued obligation to issue common stock (which is a component of accrued compensation).

In applying the Black-Scholes option pricing model utilized in the valuation of Level 3 liabilities, the Company used the following approximate assumptions:

	For the Three Months Ended
	March 31,
	2025	2024

Risk-free interest rate	3.89% - 4.35%	3.84% - 4.35%
Expected term (years)	2.62 - 10.00	3.58 - 5.00
Expected volatility	70%	65%
Expected dividends	0.00%	0.00%

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

As of March 31, 2025 and December 31, 2024, the Company had an obligation to issue 183,095 shares of common stock to service providers that had a fair value of $34,788, which was a component of accrued compensation in the condensed consolidated balance sheets. The fair value of the common stock underlying this obligation has a per share value of $0.19 as of March 31, 2025 and December 31, 2024. Furthermore, as of March 31, 2025 and December 31, 2024, the Company has an obligation to issue warrants to purchase 42,930 shares of the Company’s common stock to service providers that had a fair value of $2,526 and $2,560, respectively, which was a component of accrued compensation in the condensed consolidated balance sheets.

See Note 5, Notes Payable and Note 6, Stockholders’ Deficiency for additional details associated with the issuances of common stock, warrants and embedded conversion options.

Note 5 – Notes Payable

As of March 31, 2025 and through the date of this filing, notes and convertible notes payable with principal amounts totaling approximately $6,328,000 and $11,116,000, respectively, were past due. Such notes continue to accrue interest, and all relevant penalties have been accrued as of March 31, 2025. The Company is in negotiations with certain holders of notes payable to extend the maturity dates of such notes or to convert the principal and accrued interest into equity. As of March 31, 2025, the Company had an accrued interest balance of $1,432,967 related to notes and convertible notes payable that were past due.

During the three months ended March 31, 2025 and 2024, the Company recorded interest expense of $427,237 and $222,814, respectively, and amortization of debt discount of $86,637 and $5,956, respectively. As of March 31, 2025 and December 31, 2024, the Company had $3,362,097 and $2,967,854, respectively, of accrued interest and penalties related to notes payable, which is included within accrued interest and accrued interest – related parties on the condensed consolidated balance sheets.

Notes Payable

During the three months ended March 31, 2025, the Company entered into a note amendment agreement with a note holder to (i) extend the maturity date of a note in the principal amount of $150,000 to the earlier of June 30, 2025 or the fifth day after the Company completes an Uplist Offering (as defined in the agreement) and (ii) waive any existing event of default under the note. Contemporaneous with the execution of this amendment, the Company issued to the lender an additional five-year warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.75 per share. This transaction was accounted for as a debt modification. The warrants had an issuance date fair value of $11,860 and were accounted for as derivative liabilities under the Company’s sequencing policy on the condensed consolidated balance sheet as of March 31, 2025. As of March 31, 2025, $150,000 of principal remained outstanding under this note.

Notes Payable - Related Parties

During the three months ended March 31, 2025, the Company received proceeds of $327,000 from an investor and issued a note payable in the principal amount of $385,860 with a maturity date of April 27, 2025. The note bears interest at 12% per annum and has an original issue discount of $58,860 which was recorded as a debt discount and will be amortized over the term of the note. In connection with the issuance, the Company issued ten-year immediately vested warrants to purchase 490,500 shares of common stock at an exercise price of $0.75 per share. The warrants had an issuance date fair value of $55,356 which was included within derivative liabilities - related parties, recorded as a debt discount and will be amortized over the term of the note.

Convertible Notes Payable

During the three months ended March 31, 2025, the Company received proceeds of $50,000 from investors and issued notes payable in the aggregate principal amount of $66,080 with a maturity date of October 30, 2025. The note bears interest at 12% per annum and has an original issue discount of $10,080 and incurred debt issuance costs of $6,000, both of which were recorded as a debt discount and will be amortized over the term of the note. The note is convertible into shares of the Company’s common stock in the event of a default at a conversion price equal to 65% of the trading price of the Company’s common stock during the 20-trading day period prior to conversion.

During the three months ended March 31, 2025, the Company entered into a note amendment agreement with a note holder to extend the maturity date of a convertible note in the principal amount of $50,000 from December 23, 2024 to April 30, 2025. The note currently accrues interest at 10% per annum. If the note is not repaid in full by April 30, 2025, any further extension will require the issuance of an additional five-year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.75 per share. Contemporaneous with the execution of this amendment, the Company issued to the lender an additional five-year warrant to purchase 150,000 shares of the Company’s common stock at an exercise price of $0.75 per share. This transaction was accounted for as a debt modification. The warrants had an issuance date fair value of $8,915 and were accounted for as derivative liabilities under the Company’s sequencing policy on the condensed consolidated balance sheet as of March 31, 2025.

During the three months ended March 31, 2025, the Company entered into a note amendment agreement with a note holder to extend the maturity date of a convertible note in the principal amount of $25,000 from December 26, 2024 to April 30, 2025. The note currently accrues interest at 10% per annum. If the note is not repaid in full by April 30, 2025, any further extension will require the issuance of an additional five-year warrant to purchase 25,000 shares of the Company’s common stock at an exercise price of $0.75 per share. Contemporaneous with the execution of this amendment, the Company issued to the lender an additional five-year warrant to purchase 75,000 shares of the Company’s common stock at an exercise price of $0.75 per share. This transaction was accounted for as a debt modification. The warrants had an issuance date fair value of $4,457 and were accounted for as derivative liabilities under the Company’s sequencing policy on the condensed consolidated balance sheet as of March 31, 2025.

During the three months ended March 31, 2025, the Company repaid an investor $75,000 of principal on a past due convertible note. As of March 31, 2025, the outstanding principal balance of the note was $50,000.

Note 6 – Stockholders’ Deficiency

Preferred Stock Dividends

During the three months ended March 31, 2025 and 2024, the Company accrued additional preferred dividends of $352,248 and $326,665, respectively. As of March 31, 2025 and December 31, 2024, there were accrued preferred stock dividends payable of $359,453 and $7,205, respectively.

Series B Convertible Preferred Stock

During the three months ended March 31, 2025, the Company received gross proceeds of $25,000 from an investor in connection with the sale of 3,333 shares of its Series B Convertible Preferred Stock and issued five-year warrants to purchase 37,500 shares of the Company’s common stock at an exercise price of $0.75 per share. The warrants and embedded conversion options were accounted for as derivative liabilities under the Company’s sequencing policy and had an aggregate issuance date fair value of $3,006. Subsequent to March 31, 2025, the Company completed the issuance of 3,333 shares of its Series B Convertible Preferred Stock. The proceeds related to the issuance were received during the three months ended March 31, 2025, and were recorded within additional paid-in capital on the condensed consolidated balance sheet.

Common Stock

During the three months ended March 31, 2025, the Company received gross proceeds of $150,000 from an investor in connection with the sale of 428,572 shares of its common stock and ten-year warrants to purchase 428,572 shares of the Company’s common stock at an exercise price of $0.35 per share. The warrants had an issuance date fair value of $57,803 and were accounted for as derivative liabilities under the Company’s sequencing policy on the condensed consolidated balance sheet as of March 31, 2025. Subsequent to March 31, 2025, the Company completed the issuance of 428,572 shares of its Common Stock. The proceeds related to the issuance were received during the three months ended March 31, 2025, and were recorded within additional paid-in capital on the condensed consolidated balance sheet.

Stock Warrants

During the three months ended March 31, 2025, the Company entered into an advisory agreement with a certain advisor to perform independent advisory services in connection with business operations from February 1, 2025 to June 30, 2025. In consideration of services to be performed, the Company will issue to the advisor 5-year warrants to purchase 150,000 shares of common stock, which vest 20% monthly during the term of the agreement at an exercise price of $0.75 per share. The warrants had a grant date fair value of $9,773 which will be recognized over the vesting term.

During the three months ended March 31, 2025, the Company entered into warrant amendment agreements with three advisory service providers to extend the expiration dates of warrants to purchase an aggregate of 353,323 shares of the Company’s common stock at an exercise price of $0.75 per share. The original expiration dates ranged from February 2025 to June 2025 and were extended by four years to February 2029 to June 2029. All other terms of the warrants, including the exercise price, remained unchanged. The modifications were accounted for under ASC 718 and resulted in incremental stock-based compensation expense of $17,200, which was recognized immediately as the warrants were fully vested at the modification date, and was included within general and administrative expense on the condensed consolidated statement of operations.

See Note 5, Notes Payable for additional details associated with the issuance of stock warrants.

Stock Options

During the three months ended March 31, 2025, the Company granted an aggregate of 4,525,000 five-year immediately vested options under the Company’s Equity Incentive Plan to three of the Company’s directors, the Chief Executive Officer, the Chairman of the Scientific Advisory Board and a consultant with an exercise price of $0.75 per share. The options had a grant date fair value of $100,600 which was recognized immediately, of which $67,200 was included within general and administrative expense and $33,400 was included within research and development expense on the condensed consolidated statement of operations.

Stock-Based Compensation

During the three months ended March 31, 2025, the Company recognized stock-based compensation expense of $104,475, consisting of $3,875 of expense related to warrants (of which, $3,909 was included within stockholder’s deficiency and $(34) was included within accrued compensation) and $100,600 related to options which was included within stockholders’ deficiency, of which $67,200 was included within general and administrative expenses and $33,400 was included within research and development expenses on the condensed consolidated statement of operations. During the three months ended March 31, 2024, the Company recognized stock-based compensation expense of $288,895, consisting of $26,544 of expense related to warrants (of which, $29,141 was included within stockholder’s deficiency and $(2,597) was included within accrued compensation), and $262,351 of expense related to common stock issued or to be issued for consulting services (of which, $260,520 was included within stockholder’s deficiency and $1,831 was included within accrued compensation), which was included within general and administrative expenses.

As of March 31, 2025, there was approximately $5,864 of unrecognized stock-based compensation expense related to unvested advisory warrants, which will be recognized over a weighted-average remaining period of approximately 0.25 years.

Note 7 – Related Party Transactions

As of March 31, 2025 and December 31, 2024, the Company was required to issue warrants to purchase an aggregate of 2,331,500 and 2,256,500, respectively, shares of common stock at an exercise price of $0.75 per share to former directors of the Company in connection with loans made to the Company in the aggregate amount of $459,000 which required certain penalties be paid in the form of warrants. As a result, the Company accrued $131,792 and $129,113 associated with the fair value of the obligations as of March 31, 2025 and December 31, 2024, respectively, which amount is included in warrant liabilities – related parties on the condensed consolidated balance sheets. The obligations to issue warrants are subject to changes in fair value at each reporting period. See Note 4, Fair Value for additional details.

See Note 5, Notes Payable – Notes Payable – Related Parties for details related to convertible notes held by directors of the Company.

Note 8 – Commitments and Contingencies

Yeda Research and License Agreement

During the three months ended March 31, 2025 and 2024, the Company recorded research and development expenses of $14,500 related to its Research and License Agreement with Yeda (the “Agreement”). As of March 31, 2025 and December 31, 2024, the Company had $145,000 and $130,500, respectively, of accrued research and development expenses pursuant to the Agreement with Yeda.

MD Anderson Sponsored Research Agreements

The Company recognized $445,000 and $324,000 of research and development expenses during the three months ended March 31, 2025 and 2024, respectively, associated with services provided by The University of Texas M.D. Anderson Cancer Center (“MD Anderson”) under the two agreements with MD Anderson dated November 2018 and February 2019, respectively. During the three months ended March 31, 2025, the Company executed Amendment No. 6 to the Sponsored Research Agreement, extending the term of the agreement by three months from February 28, 2025 through May 27, 2025, for an additional payment of $327,000 due upon execution. As of March 31, 2025 and December 31, 2024, the Company had $209,427 and $0, respectively, of prepaid research and development expenses, $343,544 and $16,545 of accrued research and development expenses and $1,114,372 and $1,189,372 of accounts payable, respectively, pursuant to the agreements with MD Anderson on the condensed consolidated balance sheets.

Litigation

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

Note 9 – Segment Reporting

The Company has one operating and reporting segment, Cell Source, Inc., the development of proprietary immune system management technology. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The chief operating decision maker (“CODM”), who is the Company’s chief executive officer, utilizes the Company’s financial information on an aggregate, consolidated basis for purposes of making operating decisions, allocating resources and assessing financial performance, as well as for making strategic operations decisions and managing the organization. The CODM is not regularly provided with disaggregated actual expense information, other than the actual expense information included in the condensed consolidated statements of operations. The measure of segment assets is reported on the condensed consolidated balance sheet as total assets. The Company’s significant segment expenses are as presented in the Company’s condensed consolidated statement of operations. The Company has not yet generated any revenue.

Note 10 – Subsequent Events

Issuance of Series B Convertible Preferred Stock

Subsequent to March 31, 2025, the Company received proceeds of $310,000 from investors in connection with the issuance of 41,332 shares of its Series B Convertible Preferred Stock and five-year warrants to purchase 465,000 shares of the Company’s common stock at an exercise price of $0.75 per share.

Subsequent to March 31, 2025, the Company completed the issuance of 3,333 shares of its Series B Convertible Preferred Stock. The proceeds related to the issuance were received during the three months ended March 31, 2025, and were recorded within additional paid-in capital on the condensed consolidated balance sheet.

Issuance of Common Stock

Subsequent to March 31, 2025, the Company received gross proceeds of $100,000 from an investor in connection with the issuance of an aggregate of 285,714 shares of its Common Stock and ten-year warrants to purchase an aggregate of 285,714 shares of the Company’s common stock at an exercise price of $0.35 per share.

Subsequent to March 31, 2025, the Company completed the issuance of 428,572 shares of its Common Stock. The proceeds related to the issuance were received during the three months ended March 31, 2025, and were recorded within additional paid-in capital on the condensed consolidated balance sheet.

Subsequent to March 31, 2025, the Company issued an aggregate of 1,282,270 shares of its common stock as payment-in-kind dividends to holders of its Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, and Series C Convertible Preferred Stock.

Issuance of Notes Payable

Subsequent to March 31, 2025, the Company received proceeds of $50,000 from an investor and issued a note payable in the principal amount of $62,500 with a maturity date of November 15, 2025. The note has an original issue discount of $12,500. In connection with the issuances, the Company issued a ten-year immediately vested warrant to purchase 75,000 shares of common stock at an exercise price of $0.35 per share. As of the date of these financial statements, this note was past due. See Note 2, Going Concern, and Note 5, Notes Payable, for additional information.

Subsequent to March 31, 2025, the Company received proceeds of $30,000 from an investor and issued a note payable in the principal amount of $37,500 with a maturity date of November 16, 2025. The note bears interest at 10% per annum and has an original issue discount of $7,500. In connection with the issuances, the Company issued a ten-year immediately vested warrant to purchase 45,000 shares of common stock at an exercise price of $0.35 per share. As of the date of these financial statements, this note was past due. See Note 2, Going Concern, and Note 5, Notes Payable, for additional information.

Subsequent to March 31, 2025, the Company received net proceeds of $200,000 from an investor and issued a note payable in the principal amount of $285,714 pursuant to a note purchase agreement which provides that the investor will loan an additional $800,000 in seven tranches upon the occurrence of certain events, including the completion by the Company of certain filings with the Securities Exchange Commission. If all tranches are funded, the aggregate principal amount of the notes issued pursuant to the Note Purchase Agreement will be $1,428,571. The note is secured by substantially all of the assets of the Company and is convertible into shares of the Company’s common stock in the event of a default under the note at a conversion price equal to 65% of the trading price of the Company’s common stock during the 20-trading day period prior to conversion. The notes will be due on February 24, 2026. The Company issued 1,714,286 shares of common stock (the “Origination Shares”) and a warrant to purchase 571,429 shares of common stock at an exercise price of $0.25 per share to the investor pursuant to the terms of the note purchase agreement. If all tranches are funded, the Company will be required to issue warrants to purchase an additional 2,285,714 shares of common stock to the investor. The investor has been granted “piggyback” registration rights with respect to the Origination Shares and the shares issuable upon conversion of the notes and exercise of the warrants and rights to participate in future financings. The Company will be required to issue additional shares of common stock to the investor if the market value of the Origination Shares falls below $428,571. As of the date of these financial statements, this note was past due. See Note 2, Going Concern, and Note 5, Notes Payable, for additional information.

Subsequent to March 31, 2025, the Company received aggregate proceeds of $400,000 from investors and issued notes payable in the principal amount of $500,000 with a maturity date of January 7, 2026. The notes bear interest at 10% per annum and have an original issue discount of $100,000. In connection with the issuances, the Company issued ten-year immediately vested warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.75 per share. In connection with the issuances, the Company issued an aggregate of 400,000 shares of its common stock. As of the date of these financial statements, this note was past due. See Note 2, Going Concern, and Note 5, Notes Payable, for additional information.

Subsequent to March 31, 2025, the Company received proceeds of $9,251 from an investor and issued a note payable in the principal amount of $11,564 with a maturity date of November 20, 2025. The note bears interest at 10% per annum and has an original issue discount of $2,313. In connection with the issuances, the Company issued a five-year immediately vested warrant to purchase 20,000 shares of common stock at an exercise price of $0.75 per share. As of the date of these financial statements, this note was past due. See Note 2, Going Concern, and Note 5, Notes Payable, for additional information.

Subsequent to March 31, 2025, the Company received proceeds of $149,500 from a related party investor and issued a note payable in the principal amount of $186,875 with a maturity date of December 2, 2026. The note bears interest at 10% per annum and has an original issue discount of $37,375. In connection with the issuances, the Company issued a ten-year immediately vested warrant to purchase 373,750 shares of common stock at an exercise price of $0.75 per share.

Subsequent to March 31, 2025, the Company completed a private placement of original issue discount convertible notes payable in the aggregate principal amount of $1,875,000. The Company received net proceeds of $1,500,000 from the offering. The notes bear interest at a rate of 10% per annum and are convertible into shares of the Company’s common stock at a conversion price equal to 90% of the lowest volume weighted average price of the common stock during the ten trading days prior to conversion. The notes become due upon the earlier of June 17, 2026 or the listing of the Company’s common stock on the Nasdaq Capital Market or another national securities exchange. For each $100,000 invested, investors in the offering received a five-year warrant to purchase the Company’s common stock at an exercise price of $0.40 per share. A total of 1,875,000 warrants were issued in the offering.

Subsequent to March 31, 2025, the Company received aggregate proceeds of $450,000 from investors and issued notes payable in the principal amount of $562,500 with maturity dates ranging from July 29, 2026 to August 27, 2026. The notes bear interest at 10% per annum and have an original issue discount of $112,500. In connection with the issuances, the Company issued five-year immediately vested warrants to purchase 562,500 shares of common stock at an exercise price of $0.40 per share.

Subsequent to March 31, 2025, a note payable to a lender in the original principal amount of $202,500, which matured on March 6, 2025 was satisfied in full. In connection with the satisfaction, the Company paid $100,000 and the remaining balance was paid by a third-party lender. Contemporaneous with the repayment, the Company entered into a business loan and security agreement with the third-party lender in the principal amount of $250,000 with a maturity date of May 11, 2026. If the loan is not repaid by the maturity date, a late fee of 45% of the principal balance will be imposed. The loan is secured by substantially all of the assets of the Company and is personally guaranteed by a member of the Company’s Board of Directors.

Subsequent to March 31, 2025, the Company received proceeds of $50,000 from an investor and issued a convertible note payable in the principal amount of $62,500. The note bears interest at a rate of 10% per annum and has an original issue discount of $12,500. The note is convertible into shares of the Company’s common stock at a conversion price equal to 90% of the lowest volume weighted average price of the common stock during the ten trading days prior to conversion. The note becomes due upon the earlier of November 7, 2026 or the listing of the Company’s common stock on the Nasdaq Capital Market or another national securities exchange. In connection with the issuance, the Company issued a five-year immediately vested warrant to purchase 62,500 shares of common stock at an exercise price of $0.40 per share.

Note Amendments

Subsequent to March 31, 2025, the Company entered into a note amendment agreement with a note holder to extend the maturity date of a note in the principal amount of $50,000 from April 30, 2025 to July 31, 2025. If the note is not repaid in full by July 31, 2025, any further extension will require the issuance of an additional five-year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.75 per share. Contemporaneous with the execution of this amendment, the Company issued to the lender an additional five-year warrant to purchase 150,000 shares of the Company’s common stock at an exercise price of $0.75 per share. This note was then amended again to extend the maturity date of the note from July 31, 2025 to December 31, 2025. Contemporaneous with the execution of this additional amendment, the Company issued to the lender an additional five-year warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.75 per share. This note was then amended again to extend the maturity date of the note from December 31, 2025, to June 30, 2026. Contemporaneous with the execution of this additional amendment, the Company issued to the lender an additional five-year warrant to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.75 per share. In relation to this note, the Company issued to the lender an additional five-year warrant to purchase 75,000 shares of the Company’s common stock at an exercise price of $0.75 per share.

Subsequent to March 31, 2025, the Company entered into a note amendment agreement with a note holder to extend the maturity date of a note in the principal amount of $25,000 from April 30, 2025 to July 31, 2025. If the note is not repaid in full by July 31, 2025, any further extension will require the issuance of an additional five-year warrant to purchase 25,000 shares of the Company’s common stock at an exercise price of $0.75 per share. Contemporaneous with the execution of this amendment, the Company issued to the lender an additional five-year warrant to purchase 75,000 shares of the Company’s common stock at an exercise price of $0.75 per share. This note was then amended again to extend the maturity date of the note from July 31, 2025 to December 31, 2025. Contemporaneous with the execution of this additional amendment, the Company issued to the lender an additional five-year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.75 per share. This note was then amended again to extend the maturity date of the note from December 31, 2025, to June 30, 2026. Contemporaneous with the execution of this additional amendment, the Company issued to the lender an additional five-year warrant to purchase 150,000 shares of the Company’s common stock at an exercise price of $0.75 per share. In relation to this note, the Company issued to the lender an additional five-year warrant to purchase 37,500 shares of the Company’s common stock at an exercise price of $0.75 per share.

Subsequent to March 31, 2025, the Company entered into a note amendment agreement with a note holder to extend the maturity date of a convertible note in the principal amount of $25,000 to December 31, 2025. Contemporaneous with the execution of this amendment, the Company issued to the lender an additional five-year warrant to purchase 75,000 shares of the Company’s common stock at an exercise price of $0.75 per share.

Stock Options

Subsequent to March 31, 2025, the Company entered into an amendment with certain option holders to extend the expiration date by four years from August 19, 2025 to August 19, 2029.

Subsequent to March 31, 2025, the Company entered into an option amendment with its CEO to extend the expiration date by five years from March 7, 2026 to March 7, 2031.

Stock Warrants

Subsequent to March 31, 2025, the Company entered into warrant amendment agreements with certain investors to extend the expiration dates ranging from August 2025 to December 2025, to August 2029 to December 2030.

Subsequent to March 31, 2025, the Company entered into warrant amendment agreements with a related party investor to extend the expiration date of the warrants from June 18, 2025 to June 18, 2030, and March 2, 2026 to March 2, 2031. Contemporaneous with the execution of these amendments, the warrants have been assigned to the Darlene Soave Revocable Trust.

Subsequent to March 31, 2025, the Company entered into warrant amendment agreements with certain investors to extend the expiration dates from January 13, 2026 to January 13, 2030.

Subsequent to March 31, 2025, the Company entered into a warrant agreement with an investor to issue five-year warrants to purchase 25,000 shares of the Company’s common stock at an exercise price of $0.75 per share.

Subsequent to March 31, 2025, the Company entered into an advisory agreement with a certain advisor to perform independent advisory services in connection with business operations from April 15, 2026 to July 15, 2026. In consideration of services to be performed, the Company shall issue to the advisor 5-year warrants to purchase 120,000 shares of common stock, which vest 33% monthly during the term of the agreement at an exercise price of $0.75 per share.

Automatic Conversion of Preferred Stock

Subsequent to March 31, 2025, the 1,342,195 issued and outstanding shares of the Company’s Series A Preferred Stock converted into 13,421,950 shares of the Company’s common stock in accordance with the terms of the Certificate of Designation governing the terms of the Series A Preferred Stock.

Subsequent to March 31, 2025, the 537,482 issued and outstanding shares of the Company’s Series C Preferred Stock converted into 5,374,820 shares of the Company’s common stock in accordance with the terms of the Certificate of Designation governing the terms of the Series C Preferred Stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the condensed consolidated results of operations and financial condition of Cell Source, Inc. (“CSI”, “Cell Source”, the “Company”, “us,” “we,” “our,”) as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the Securities and Exchange Commission (“SEC”) on April 6, 2026.

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on April 6, 2026.

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

Recent Developments

Preclinical Results and Clinical Results

After two years of intensive collaboration with Professor Zelig Eshhar, the inventor of CAR-T cell therapy, preclinical data confirmed that Veto Cells can markedly extend persistence of genetically modified T cells from the same donor and that genetically modified Veto Cells can effectively inhibit tumors expressing an antigen recognized by the transgenic T cell receptor. Furthermore, human Veto Cells transfected with CAR exhibit anti-tumor activity in-vitro without losing their veto activity. These preclinical results have formed the basis of our current development of a clinical protocol for allogeneic VETO CAR-T HSCT combined therapy for blood cancer treatment. Cell Source plans to submit this protocol for approval in 2026. Recent preclinical research has determined that Veto Cells can overcome rejection from both NK (natural killer) cells and T-cells, further enhancing their potential efficacy when used for off-the-shelf CAR-T cell therapy. The Phase 1/2 clinical trial at the University of Texas MD Anderson Cancer Center, using Cell Source’s Anti-viral Veto Cells, has completed the first five treatment cohorts, with 15 patients each receiving a haploidentical HSCT under reduced intensity conditioning with Veto Cells. This trial has thus far shown that there has been no toxicity associated with the Veto Cells, with patients consistently showing successful stem cell engraftment, in the absence of severe GvHD. The study is expected to continue with additional cohorts of patients, using the current treatment protocol.

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

From October 2023 through the date of filing, the Company has sold an aggregate of 311,459 units for gross proceeds of $2,336,000 and issued warrants to purchase 3,484,000 shares of the Company’s common stock.

Condensed Consolidated Results of Operations

Three Months Ended March 31, 2025 Compared with the Three Months Ended March 31, 2024

Research and Development

Research and development expense was $515,183 and $356,213 for the three months ended March 31, 2025 and 2024, respectively, an increase of $158,970, or 45%. This increase is primarily due to additional incurred expenses as a result of the execution of new amendments with MD Anderson.

General and Administrative

General and administrative expense, which is associated with external consulting and professional fees, payroll and stock-based compensation expenses, was $483,404 and $781,916 for the three months ended March 31, 2025 and 2024, respectively, a decrease of $298,512, or 38%. The decrease was primarily attributable to decreases in consulting expenses of approximately $30,000, stock-based compensation expense of $200,600 and external expenses of $111,000, due to a decrease in various external services, partially offset by increases in accounting and audit expenses of approximately $46,000, due to increased work performed.

Interest Expense

Interest expense for the three months ended March 31, 2025 and 2024 was $427,237 and $222,814, respectively, an increase of $204,423, or 92%. This increase is primarily associated with an increase in the balance of interest-bearing notes during the three months ended March 31, 2025 as compared to the prior period.

Interest Expense - Amortization of Debt Discount

Amortization of debt discount was $86,637 and $5,956 for the three months ended March 31, 2025 and 2024, respectively, an increase of $80,681, or 1,354%. This increase is primarily associated with an increase in notes payable issued in 2025 compared to the prior year.

Change in Fair Value of Derivative and Warrant Liabilities

During the three months ended March 31, 2025 and 2024, we recognized a gain on the change in fair value of derivative and warrant liabilities of $30,610 and $91,493, respectively, a decrease of $60,883, or 67%. The change in the fair value of our derivative and warrant liabilities during each period was primarily attributable to changes in the fair value of our common stock.

Liquidity and Going Concern

We measure our liquidity in a number of ways, including the following:

	March 31, 2025	December 31, 2024

Cash	$1,240	$74,631
Working capital deficiency	$(20,136,035)	$(18,537,836)

During the three months ended March 31, 2025, we did not generate any revenues, incurred a net loss of approximately $1,482,000 and used cash in operations of approximately $600,000. As of March 31, 2025, we had a working capital deficiency of approximately $20,136,000 and an accumulated deficit of approximately $47,662,000. As of March 31, 2025 and through the date of this filing, notes payable with principal amounts totaling approximately $6,328,000 and $11,116,000, respectively, were past due. We will continue to incur net operating losses to fund operations. These conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date these financial statements are issued.

We are currently funding our operations on a month-to-month basis. While there can be no assurance that we will be successful, we are in active negotiations to raise additional capital. Our primary sources of operating funds since inception have been equity and debt financings. Management’s plans include continued efforts to raise additional capital through debt and equity financings. There is no assurance that these funds will be sufficient to enable us to fully complete our development activities or attain profitable operations. If we are unable to obtain such additional financing on a timely basis or, notwithstanding any request we may make, if our debt holders do not agree to convert their notes into equity or extend the maturity dates of their notes, we may have to curtail our development, marketing and promotional activities, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations and liquidate. Subsequent to March 31, 2025 and as more fully described in Note 10, Subsequent Events, the Company received aggregate proceeds of approximately $2,839,000 from the issuance of notes payable, $310,000 from the issuance of Series B Convertible Preferred Stock and $100,000 from the issuance of Common Stock. The Company will continue to incur net operating losses to fund operations.

There can be no assurances that we will be successful in generating additional cash from equity or debt financings or other sources to be used for operations. Should we not be successful in obtaining the necessary financing to fund our operations, we would need to curtail certain or all operational activities and/or contemplate the sale of our assets, if necessary.

During the three months ended March 31, 2025, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the three months ended March 31, 2025 and 2024 in the amounts of approximately $600,000 and $174,000, respectively. The net cash used in operating activities for the three months ended March 31, 2025 was primarily due to cash used to fund a net loss of approximately $1,482,000, adjusted for net non-cash expenses in the aggregate amount of approximately $211,000, partially offset by $671,000 of net cash provided by changes in the levels of operating assets and liabilities. The net cash used in operating activities for the three months ended March 31, 2024, was primarily due to cash used to fund a net loss of approximately $1,275,000, adjusted for non-cash expenses in the aggregate amount of approximately $215,000, partially offset by $887,000 of net cash provided by changes in the levels of operating assets and liabilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2025 and 2024 was approximately $527,000 and $152,000, respectively. The net cash provided by financing activities during the three months ended March 31, 2025 was attributable to $150,000 of proceeds from the future issuance of common stock and warrants, $25,000 of proceeds from the future issuance of Series B Convertible Preferred Stock and warrants, approximately $377,000 of net proceeds from the issuance of notes and convertible notes payable, $50,000 of proceeds from subscription receivable, partially offset by the principal repayment of a convertible note payable in the amount of $75,000. The net cash provided by financing activities during the three months ended March 31, 2024 was attributable to $25,000 of proceeds from the issuance of Series B convertible preferred stock and warrants and approximately $147,000 of proceeds from issuance of convertible notes payable to a related party, partially offset by $20,000 of repayment of financing liability.

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

There have been no material changes to the Company’s critical accounting estimates since the 2024 Form 10-K.

Valuation of the Company’s Common Stock Price

Because the Company’s common stock historically was not actively traded on a public market, the fair value of the Company’s restricted equity instruments is estimated by management based on observations of the sales prices of both restricted and freely tradable common stock, or instruments convertible into common stock. The Company obtains a third-party valuation of its common stock as of December 31, 2024 and July 1, 2024, and utilizes the December 31, 2024 valuation for management’s estimation of fair value during the three months ended March 31, 2025. The third-party valuation was performed in accordance with regulation of Section 409A of the Internal Revenue Code (“IRC”) as well as FASB ASC Topic 718.

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

Under the OPM, it was determined the Company’s common stock had a fair value of $0.19 and $0.28 as of December 31, 2024 and July 1, 2024, respectively, which included a discount for lack of marketability of 25%. Furthermore, the independent appraisal determined the Company’s expected volatility was 70% and 75% as of December 31, 2024 and July 1, 2024, respectively, by evaluating historical and implied volatilities of guideline companies.

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

In connection with the preparation of this Quarterly Report, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently involved in any pending legal proceeding or litigations and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

Item 1A. Risk Factors.

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on April 6, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In January 2025, we issued an Original Issue Discount Promissory Note in the principal amount of $385,860 to George Verstraete, a member of our Board of Directors, for a purchase price of $327,000. The note bears interest at a rate of 12% per annum and became due in April 2025. We issued a ten-year warrant to purchase 490,500 shares of common stock at an exercise price of $0.75 per share to Mr. Verstraete in connection with this transaction. We relied upon the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) in connection with this transaction.

In January 2025, we issued warrants to purchase an aggregate of 250,000 shares of our common stock at an exercise price of $0.75 per share to two lenders in connection with their agreement to extend the maturity dates of their notes. We relied upon the exemption provided by Section 4(a)(2) of the Securities Act in connection with these transactions.

In March 2025, we sold 3,333 shares of Series B Convertible Preferred Stock and issued a five-year warrant to purchase 37,500 shares of our common stock at an exercise price of $0.75 per share to an accredited investor for gross proceeds of $25,000. We relied upon the exemption provided by Section 4(a)(2) of the Securities Act in connection with this transaction.

In January 2025, we sold 428,572 shares of our common stock and issued a ten-year warrant to purchase 428,572 shares of the Company’s common stock at an exercise price of $0.35 per share to an accredited investor for gross proceeds of $150,000. We relied upon the exemption provided by Section 4(a)(2) of the Securities Act in connection with this transaction.

In March 2025, we issued options to purchase an aggregate of 4,525,000 shares of our common stock at an exercise price of $0.75 per share to the members of our Board of Directors, our Chief Executive Officer, a member of our Scientific Advisory Board and a service provider. We relied upon the exemption provided by Section 4(a)(2) of the Securities Act in connection with these transactions.

Item 3. Defaults Upon Senior Securities.

As of March 31, 2025 and through the date of this filing, notes payable and convertible notes payable with face values totaling approximately $6,328,000 and $11,116,000, respectively, were past due. Such notes continue to accrue interest and all relevant penalties have been accrued as of March 31, 2025. Of such past due notes payable, a holder of a note with principal amount of $202,500 issued a notice of default.

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

CELL SOURCE, INC.

Dated: May 14, 2026	By:	/s/ Itamar Shimrat
	Name:	Itamar Shimrat
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

